Form 10-Q
period 2014-05-31
Mirax Corp
filed 2014-07-14
CIK 1597313

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. _________

MIRAX CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7385 (Primary Standard Industrial Classification Number)	42-1777485 (IRS Employer Identification Number)
Prospekt 60-letiya Oktyabrya, 18/1, App.1, Moscow, Russia, 117218 (Address of principal executive offices) +1 702 751 3604 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,500,000 common shares issued and outstanding as of June 26, 2014.

MIRAX CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements (unaudited)	3

	Condensed Balance Sheets as of May 31, 2014(Unaudited) and November 30, 2013	4

	Condensed Statement of Operations for the three and six months period ended May 31, 2014 and from September 6, 2013 (Date of Inception) to May 31, 2014(Unaudited)	5

	Condensed Statement of Cash Flows for the period ended May 31, 2014and from September 6, 2013 (Date of Inception) to May 31, 2014(Unaudited)	6

	Notes to the Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

	Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Mirax Corp.(the “Company”), (a development stage company), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Mirax Corp. (A Development Stage Company) Condensed Balance Sheets
ASSETS	May 31, 2014 (Unaudited)	November 30, 2013

Current Assets
Cash and cash equivalents	$730	$3,208
Inventory	2,521	2,521

Total Current Assets	3,251	5,729

Total Assets	$3,251	$5,729

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Loan from director	$6,200	$2,700

Total Liabilities	6,200	2,700

Shareholders’ Equity
Common Stock, par value $.001; 75,000,000 shares authorized, 3,500,000 shares issued and outstanding	3,500	3,500
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(6,449)	(471)

Total Shareholders’ Equity	(2,949)	3,029

Total Liabilities and Shareholders’ Equity	$3,251	$5,729

The accompanying notes are an integral part of these condensed financial statements

Mirax Corp. (A Development Stage Company) Condensed Statement of Operations (Unaudited)
	Three Months Ended May 31, 2014	Six Months Ended May 31, 2014	For the Period from September 6, 2013 (Inception) to May 31, 2014

Revenues	$-	-	$-

Operating Expenses
General and administrative expenses	1,823	5,978	6,449
Total Operating Expenses	1,823	5,978	6,449

Net Loss From Operations	(1,823)	(5,978)	(6,449)

P1rovision for Income Taxes	-	-	-

Net Loss	$(1,823)	(5,978)	$(6,449)

Net Loss Per Share: Basic and Diluted	$(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,500,000	3,500,000

The accompanying notes are an integral part of these condensed financial statements.

Mirax Corp. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited) For the Six Months Ended May 31, 2014and for the Period from September 6, 2013 (Inception) to May 31, 2014
	For the Six Months Ended May 31, 2014	For the Period from September 6, 2013 (Inception) to May 31, 2014
Cash flows from operating activities:
Net loss for the period	$(5,978)	$(6,449)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Deposit	-	-
Inventory	-	(2,521)

Net cash used in operating activities	(5,978)	(8,970)

Cash flows from financing activities:
Proceeds from sale of common stock	-	3,500
Loans payable	3,500	6,200

Net cash provided by financing activities	3,500	9,700

Net increase (decrease) in cash	(2,478)	730

Cash, beginning of the period	3,208	-
Cash, end of the period	$730	$730

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

MIRAX CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Mirax Corp. was incorporated in the State of Nevada on September 6, 2013. We are a development-stage company formed to buy cell phone cases from manufacturers and distributors for wholesale prices, and selling them at market price.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our S-1 for the fiscal year ended November 30, 2013, filed with the Securities and Exchange Commission on January 23, 2013.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a November 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $730 of cash as of May 31, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

MIRAX CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2014

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2014.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Mirax Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Inventory

Inventory consists of merchandise acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a first-in first out basis.

NOTE 3 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended May 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2013 audited financial statements. The results of operations for the six months ended May 31, 2014 are not necessarily indicative of the operating results for the full year ended November 30, 2014

MIRAX CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2014

(Unaudited)

NOTE 4—GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of May 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 5—LOANS FROM DIRECTOR

On October 24, 2013, a director loaned $200 to open a bank account.

On November 7, 2013, a director loaned $2,500 to the Company.

On December 20, 2013, a director loaned $1,000 to the Company.

On April 7, 2013, a director loaned $1,500 to the Company.

On April 21, 2013, a director loaned $1,000 to the Company.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $6,200 as of May 31, 2014.

NOTE 6—COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 28, 2013, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

There were 3,500,000 shares of common stock issued and outstanding as of May 31, 2014.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GENERAL

Mirax Corp. was incorporated in the State of Nevada as a for-profit company on September 6, 2013 and established a fiscal year end of November 30. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to buy cell phone cases from manufacturers and distributors for wholesale prices, and selling them at market price. Our operations to date have been merely preparatory and have not generated any revenues.

PRODUCT

Today most people have cell phones and there is a need to have phone cases that will protect the devices. Cases can also be a form of expressing one’s personality. There is a great variety of cases and their prices range from five dollars to thousands of dollars. Our company will focus on attracting customers by providing them with phone cases of different styles and for any budget. We will have cases for children, fun designs for young people, expensive cases from brand names, and protective cases for phones.

Types of Phone Cases

“Mirax Corp” will offer a selection of cell phone cases designs to meet everyone's needs. We will have cases made from different materials such as plastic, leather and silicone. There will also be protective cases, which will include cases made from waterproof material. Plastic cases will come in many different designs. Below, we have a list of all types of cases that we will have at our locations.

Plastic cases are great and inexpensive way to show a person’s style while protecting their phone from scratches and cracks. Cases come in different colors and designs. This will be our main focus.

Silicone cases are kids friendly because it is a fun way to protect one’s phone. Children tend to drop their phones more often than adults but at the same time they are drawn to cases that are colorful. Many silicone cases come with cartoon characters on them making them the best sellers among children.

Leather cases are also a type of cases that can attract certain customers with specific taste and a higher budget. Many businessmen prefer leather cases to match their wallets or briefcases. It is becoming a trend in the business world.

Protective cases are in demand because of how fragile cell phones are. They provide the phones with maximum protection, which is good for the customers who do not wish to spend extra money on a new phone in case of damage. Since the designs of protective cases are being made to look more appealing they are quickly becoming in demand.

Waterproof cases are very popular nowadays, in the era on healthy way of living. There are a lot of people who are very active and these types of cases will be very popular because they will allow customers to take photos under water, during workouts and will generally protect the phone from humidity.

Designer cases are very popular among young people who are into fashion. These cases are the most expensive ones but many of them still offer some protection. Even though the price will bring less clients, designer cases will always have a dedicated fan base because of the quality and popularity.

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE AND SIX MONTHS PERIOD ENDED MAY 31, 2014 AND FROM SEPTEMBER 6, 2013 (DATE OF INCEPTION) TO MAY 31, 2014

Our net loss for the three months period ended May 31, 2014 was $1,823. Our net loss for six months period ended May 31, 2014 was $5,978. Our net loss from September 6, 2013 (Date of Inception) to May 31, 2014 was $6,449.During the three and six month periods ended May 31, 2014 and from September 6, 2013 (Date of Inception) to May 31, 2014 we have not generated any revenue.

During the three and six month period ended May 31, 2014, and from September 6, 2013 (Date of Inception) to May 31, 2014 our operating expenses were bank service charge and professional fees. The weighted average number of shares outstanding was 3,500,000 for the three and six month period ended May 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

THREE AND SIX MONTHS PERIOD ENDED MAY 31, 2014

As at May 31, 2014, our total assets were $3,251. Total assets were comprised of $730 in cash and inventory of $2,521. As at May 31, 2014, our current liabilities were $6,200. Stockholders’ equity (deficit) was $(2,949).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months period ended May 31, 2014, net cash flows used in operating activities was $(5,978).  For the period from September 06, 2013 (Date of Inception) to May 31, 2014, net cash flows from operating activities were $(8,970).

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months period ended May 31, 2014, and for the period from September 06, 2013 (Date of Inception)to May 31, 2014, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended May 31, 2014, cash flow for financing activities was $3,500. For the period from September 06, 2013 (Date of Inception)to May 31, 2014, net cash provided by financing activities was $9,700 received from proceeds from issuance of common stock and director loans.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties. Dinara Akzhigitova, our president and director, may lend us funds. However, Mss Dinara Akzhigitova has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

GOING CONCERN

The independent auditors' audit report accompanying our November 30, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

OFF-BALANCE SHEET ARANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Moscow, Russia, June 26, 2014

MIRAX CORP.

By:	/s/
	Name:	Dinara Akzhigitova
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)