Form 10-Q
period 2014-08-31
Mirax Corp
filed 2014-10-07
CIK 1597313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2014

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,343,339 common shares issued and outstanding as of September 23, 2014.

MIRAX CORP.

QUARTERLY REPORT ON FORM 10-Q

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

Mirax Corp. Condensed Balance Sheets
ASSETS	August 31, 2014 (Unaudited)	November 30, 2013

Current Assets
Cash and cash equivalents	$9,522	$3,208
Inventory	2,521	2,521

Total Current Assets	12,043	5,729

Total Assets	$12,043	$5,729

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Loan from director	$7,200	$2,700

Total Liabilities	7,200	2,700

Shareholders’ Equity
Common Stock, par value $.001; 75,000,000 shares authorized, 4,343,339 and 3,500,000 shares issued and outstanding as of November 30, 2013 and August 31, 2014, respectively	4,343	3,500
Additional paid-in capital	23,725	-
Accumulated deficit	(23,225)	(471)

Total Shareholders’ Equity	4,843	3,029

Total Liabilities and Shareholders’ Equity	$12,043	$5,729

The accompanying notes are an integral part of these condensed financial statements

Mirax Corp.

Condensed Statement of Operations (Unaudited)

	Three Months Ended August 31, 2014	Nine Months Ended August 31, 2014
Revenues	$-	-

Operating Expenses
General and administrative expenses	16,776	22,754
Total Operating Expenses	16,776	22,754

Net Loss From Operations	(16,776)	(22,754)

Provision for Income Taxes	-	-

Net Loss	$(16,776)	(22,754)

Net Loss Per Share: Basic and Diluted	$(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,772,357	3,591,448

Mirax Corp.

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended August 31, 2014
Cash flows from operating activities:
Net loss for the period	$(22,754)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Deposit	-
Inventory	-

Net cash used in operating activities	(22,754)

Cash flows from financing activities:
Proceeds from sale of common stock	24,568
Loans payable	4,500

Net cash provided by financing activities	29,068

Net increase in cash	6,314

Cash, beginning of the period	3,208
Cash, end of the period	$9,522

Supplemental Cash Flow Information:
Interest paid	$-
Income taxes paid	$-

MIRAX CORP.

 NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $9,522 and $3,208 of cash as of August 31, 2014and November 30, 2013, respectively.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2014.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

Inventory

Inventory consists of merchandise acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a first-in first out basis.

NOTE 3 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended August 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2013 audited financial statements. The results of operations for the nine months ended August 31, 2014 are not necessarily indicative of the operating results for the full year ended November 30, 2014.

MIRAX CORP.

 NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2014

(Unaudited)

NOTE 4—GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of August 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 5—LOANS FROM DIRECTOR

The balance due to the director was $7,200 and $2,700 as of August 31, 2014 and November 30, 2013, respectively.  The loan is unsecured, non-interest bearing and due on demand.

NOTE 6—COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 28, 2013, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

Between December 2013 and August 2014, the Company sold 843,339 shares of common stock for net cash proceeds of $24,568 at $0.03 per share.

 There were 4,343,339 shares of common stock issued and outstanding as of August 31, 2014.

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

NOTE 8—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

We are a start-up stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE AND NINE MONTHS PERIOD ENDED AUGUST 31, 2014

Our net loss for the three months ended August 31, 2014 was $16,776. Our net loss for nine months period ended August 31, 2014 was $22,754. During the three and nine month periods ended August 31, 2014 we have not generated any revenue.

During the three and nine month period ended August 31, 2014, our operating expenses were bank service charge and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

THREE AND NINE MONTHS PERIOD ENDED AUGUST 31, 2014

As at August 31, 2014, our total assets were $12,043. Total assets were comprised of $9,522 in cash and inventory of $2,521. As at August 31, 2014, our current liabilities were $7,200. Stockholders’ equity (deficit) was $(23,225).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months period ended August 31, 2014, net cash flows used in operating activities was $(22,754).

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months period ended August 31, 2014, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended August 31, 2014, cash flow for financing activities was $29,068.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Moscow, Russia, September 23, 2014

MIRAX CORP.

By:	/s/
	Name:	Dinara Akzhigitova
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)