Form 10-K
period 2014-11-30
Mirax Corp
filed 2015-02-27
CIK 1597313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2014

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-193498

MIRAX CORP.

(Exact name of small business issuer a specified in its charter)

Nevada	7385	42-1777485
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Prospekt 60-letiya Oktyabrya, 18/ 1, App. 1, Moscow, Russia, 117218 (Address of principal executive offices)

+1 702 751 3604
(Issuer's telephone number)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,500,000 common shares issued and outstanding as of May 31, 2014.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Types of Phone Cases

Mirax Corp. will offer a selection of cell phone cases designs to meet everyone's needs. We will have cases made from different materials such as plastic, leather and silicone. There will also be protective cases, which will include cases made from waterproof material. Plastic cases will come in many different designs. Below, we have a list of all types of cases that we will have at our locations.

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

Target Market

In the 21 century billions of people own cell phones. Since phones can break easily, phone cases are highly popular. With the creative designs and multiple ways to protect the phones this industry is growing rapidly. There is a phone case for everyone. Children can enjoy fun cases with colorful designs, while adults can get affordable cases to fit their personality. Phone cases are an essential part of cell phones and they will be popular as long as cell phones exist. The main target customers are people of any gender of ages between 14-60 years old with purchasing power, although even a 6-year old child or a 75-year old person may use a cell phone and will need a case to protect it. One of the biggest strengths of Mirax Corp. products is that they will be used by customers of any nationality, educational level and financial situation. Companies come out with hundreds of different cases each week so the industry will only grow with time.

Industry Analysis

The industry of cell phone accessories has drastically developed within last couple of years. The number of companies manufacturing cell phone cases is growing rapidly as they are the most popular mobile phone accessories. Most of the manufacturers are located in China and they use online retailers such as E-bay, Amazon.com, BestBuy etc. to sell their products. Also a large group of bigger and smaller retailers sell cell phone cases in stores all over the world.

Marketing

We plan to use several marketing strategies to have the opportunity to reach as many people as possible. Online advertising is one of the ways to reach a significant amount of customers in a short period of time. We plan to create a website for our company as well as various social media accounts (Facebook, Twitter and Vkontakte) where we will upload the latest information about our products. Also, we plan to promote the business via public advertising. This type of marketing has a great variety of approaches to showcase merchandise. From ads on local radio stations to posters on bus stops, this is a good way to attract people in neighborhoods close to our locations.

Public Advertising:  There are multiple ways of getting the attention of customers. Working with cell phone stores is a good way to attract buyers who are looking to purchase an accessory for their new phones. We also plan to order flyers that we will send out to electronic stores. We will use mass media: industry magazines, TV and Radio (such as local  Moscow TV Channels “Zvezda” and “Domashniy”  and local Moscow radio stations “Voyage” and “Unost”) to advertise our product. Also, we plan to put up posters near our stands in places such as malls, bus stops and billboards near the shopping centers.

Expo Shows:To establish a presence in a market and to establish new business opportunities we plan to participate in exhibitions such as annual Conference & Exhibition Russia-Power (www.russia-power.org). It will also help to advertise our products and develop new customer bases.

Online Advertising: Social media is a good way to spread the word about the company. We will use Facebook, Twitter and many other websites to advertise our products. We will promote our product on Google and other search engines. We plan to build a website where we will have all of the products from multiple locations in one place. As the business grows we will invest more in online advertising.

Pricing

Mirax Corp. will be purchasing cell phone cases from the Shenzhen SUNSKY Technology Limited Co., Ltd. The price of products ranges from $0.90 to $2.50. The phone cases will be bought by “package” that include a variety of phone cases, each package will cost $3,000 and it is going to contain 2,000-3,000 phone cases in each package depends on a verity. Price of one phone case will be from $0.90 - $2.50. Custom fee is 40% of the value of each package and will be paid when cross Russian boarder. Delivery is included in the price of the package.

Cost of package ($3,000) + Customs (40%=$1,200) = Landed Cost ($4,200)

We will be selling our product at the price: Landed Cost + (400%-700%)

Insurance

While we do not presently maintain insurance on our products, it is primarily the responsibility of the shipper.  We do not consider the maintenance of insurance afterwards to be a material risk due to the type of sales cart anticipated. However, since we will not maintain insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations. We have considered the acquisition of insurance coverage, and the cost is prohibitive at this time, in order to maintain an insurance coverage on our products.  While we intend to maintain insurance in the future for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Employees and Employment Agreements

 At present, we have no employees other than, Dinara Akzhigitova, our president and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of November 30, 2014, no shares of our common stock have traded

Number of Holders

As of November 30, 2014, the 4,343,339 issued and outstanding shares of common stock were held by a total of 32 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended November 30, 2014 and or the period from September 6, 2013 (inception) to November 30, 2014.  We have not paid any cash dividends since September 6, 2013 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 28, 2013, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

Between December 2013 and November 2014, the Company sold 843,339 shares of common stock for net cash proceeds of $24,568 at $0.03 per share.

There were 4,343,339 shares of common stock issued and outstanding as of November 30, 2014.

Purchase of our Equity Securities by Officers and Directors

On October 28, 2013, Mirax Corp. offered and sold 3,500,000 share of common stock to our president and director, Dinara Akzhigitova, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,500 and on October 28, 2013. Mirax Corp. made the offer and sales in reliance on the exemption from registration afforded by Section 4(2) to the Securities Act of 1933, as amended (the “Securities Act”), on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company. No commission was paid in connection with the sale of any securities an no general solicitations were made to any person.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

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

FISCAL YEAR ENDED NOVEMBER 30, 2014 COMPARED TO NOVEMBER 30, 2013.

Revenue

We recognized no revenue during the twelve months ended November 30, 2014 and for the period from September 6, 2013 (Inception) to November 30, 2013.

Operating expenses

We incurred operating expenses of $24,429 during the twelve months ended November 30, 2014 compared to $471 as of November 30, 2013. Our operating expenses consisted of bank service charges and professional fees. Expenses incurred during the fiscal year ended November 30, 2014 as compared to period ended November 30, 2013 increased primarily due to the increased scale and scope of business operations.

Net Losses

Our net loss for the fiscal year ended November 30, 2014 was $24,429 compared to a net loss of $471 as of November 30, 2013 due to the factors discussed above.

Liquidity and Capital Resources

As of November 30, 2014, our total assets were $10,448 comprised of cash and cash equivalents $7,927 and inventory $2,521 Our total liabilities were $7,280 comprised of accounts payable $80 and loans from director $7,200. As of November 30, 2013, our total assets were $5,729 comprising cash $3,208 and inventory $2,521. Our total liabilities were $2,700 comprised solely of a loan form director.

Shareholders’ equity increased from $3,029 as of November 30, 2013 to $3,168 as of November 30, 2014. Issuance of common stock for cash offset losses incurred in the year

The Company has accumulated a deficit of $27,900 as of November 30, 2014 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended November 30, 2014 November 30, 2013, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended November 30, 2014, net cash flows used in operating activities was $24,349 compared to $2,992 for November 30, 2013.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our director. For the fiscal year ended November 30, 2014, net cash from financing activities was $29,068 consisting of $24,568 of proceeds received from the sale of shares of our common stock and $4,500 by way of loan from a director. For the fiscal year ended November 30, 2013, net cash provided by financing activities was $6,200 consisting of $3,500 of proceeds from the sale of shares of our common stock and $2,700 by way of loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to:

1	Website development;
2	Lease for retail location
3	Purchase of additional inventory
4	Hiring sales personnel
5	Marketing expenses

We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We have not purchased any significant equipment during the last - twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our November 30, 2014 and November 30, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $7,927 of cash as of November 30, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2014.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

MIRAX CORP.

FINANCIAL STATEMENTS

For the Years Ended November 30, 2014 and For the Period From September 6, 2013 (Inception) to November 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders Mirax Corp..

We have audited the accompanying balance sheet of Mirax Corp. as of  November 30, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for the year ended November 30, 2014 and  for the period September 6, 2013 (inception) through November 30, 2013. Mirax Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mirax Corp. as of November 30, 2014 and 2013 and the results of its operations and its cash flows for the year ended and for the period September 6, 2013 (inception) through November 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated an revenue and have incurred losses for the year ended November 30, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
February 27, 2015

1660 Highway 100 South

Suite 500

St. Louis Park, MN 55416

630.277.2330

Mirax Corp. Balance Sheets
ASSETS	November 30, 2014	November 30, 2013

Current Assets
Cash and cash equivalents	$7,927	$3,208
Deposit	-	2,521
Inventory	2,521	-

Total Current Assets	10,448	5,729

Total Assets	$10,448	$5,729

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$80	$-
Loan from director	7,200	2,700

Total Liabilities	7,280	2,700

Shareholders’ Equity
Common Stock, par value $.001; 75,000,000 shares authorized, 4,343,339 and 3,500,000 shares issued and outstanding	4,343	3,500
Additional paid-in capital	23,725	-
Accumulated deficit	(24,900)	(471)

Total Shareholders’ Equity	3,168	3,029

Total Liabilities and Shareholders’ Equity	$10,448	$5,729

The accompanying notes are an integral part of these financial statements

Mirax Corp.

Statement of Operations

	Year Ended November 30, 2014	For the Period from September 6, 2013 (Inception) to November 30, 2013

Revenues	$-	$-

Operating Expenses
General and administrative expenses	24,429	471
Total Operating Expenses	24,429	471

Net Loss From Operations	(24,429)	(471)

Provision for Income Taxes	-	-

Net Loss	$(24,429)	$(471)

Net Loss Per Share: Basic and Diluted	$(0.007)	$(0.000)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,778,906	3,500,000

The accompanying notes are an integral part of these financial statements

Mirax Corp.

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Inception, September 06, 2013	-	$ -	$ -	$ -	$ -
Shares issued for cash at $0.001 per share	3,500,000	3,500	-	-	3,500
Net loss for the year ended November 30, 2013	-	-	-	(471)	(471)
Balance, November 30, 2013	3,500,000	$ 3,500	$ -	$ (471)	$ 3,029
Shares issued for cash at $0.03 per share	843,339	843	23,725		24,568
Net loss for the year ended November 30, 2014				(24,429)	(24,429)
Balance, November 30, 2014	4,343,339	$ 4,343	$ 23,725	$ (24,900)	$ 3,168

The accompanying notes are an integral part of these financial statements

Mirax Corp. Statements of Cash flows
	November 30, 2014	November 30, 2013
Cash flows from operating activities:
Net loss for the period	$(24,429)	$(471)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Accounts Payable	80	-
Inventory	-	(2,521)

Net cash used in operating activities	(24,349)	(2,992)

Cash flows from financing activities:
Proceeds from sale of common stock	24,568	3,500
Loans payable	4,500	2,700

Net cash provided by financing activities	29,068	6,200

Net increase (decrease) in cash	4,719	3,208

Cash, beginning of the period	3,208	-
Cash, end of the period	$7,927	$3,208

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $7,927 of cash as of November 30, 2014.

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

Mirax Corp.

Notes to Financial Statements

November 30, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2014.

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

NOTE 3—GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of November 30, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4—INVENTORY

Inventory consists of finished goods and is valued at the lower-of-cost-or-market with cost determined on a first-in first out basis. The balance in inventory as of November 30, 2014 and 2013 was $2,521 and 0, respectively.

NOTE 5—LOANS FROM DIRECTOR

The balance due to the director was $7,200 and $2,700 as of November 30, 2014 and 2013, respectively.. The loan is unsecured, non-interest bearing and due on demand.

Mirax Corp.

Notes to Financial Statements

November 30, 2014 and 2013

NOTE 6—COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 28, 2013, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

Between December 2013 and November 2014, the Company sold 843,339 shares of common stock for net cash proceeds of $24,568 at $0.03 per share.

 There were 4,343,339 shares of common stock issued and outstanding as of November 30, 2014.

NOTE 7 – INCOME TAXES

As of November 30, 2014, the Company had net operating loss carry forwards of approximately $24,900 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	November 30, 2014	November 30, 2013
Federal income tax benefit attributable to:
Current Operations	$ 8,466	$ 145
Less: valuation allowance	(8,466)	(145)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	November 30, 2014	November 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 8,611	$ 145
Less: valuation allowance	(8,611)	(145)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $24,900 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Mirax Corp.

Notes to Financial Statements

November 30, 2014 and 2013

NOTE 9—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2014 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of November 30, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at November 30, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2014 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

Although our Company is unable to meet the standards under COSO because of the limited funds available to a company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to  segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s  report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our sole officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Dinara Akzhigitova Prospekt 60-letiya Oktyabrya, 18/ 1, App. 1, Moscow, Russia 117218	29	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

Biographical Information and Background of officer and director

Dinara Akzhigitova has acted as our President, Treasurer and sole Director since our incorporation on September 06, 2013.  Akzhigitova Dinara, a graduate of State University of Tver, Russia (2005) and is the founder of the “Mirax Corp”. Ms. Akzhigitova has a degree in software engineering and in finance. For past 8 years she has been working as a president and manager of waist managing company PP “YUT”. Ms. Akzhigitova’s degree in finance have led to our conclusion that Dinara Akzhigitova should be serving as a member of our board of directors in light of our business and structure.

During the past ten years, Dinara Akzhigitova has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Dinara Akzhigitova was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Dinara Akzhigitova’s involvement in any type of business, securities or banking activities.

     4.  Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director Ms. Dinara Akzhigitova. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) from inception on September 6, 2013 until November 30, 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Dinara Akzhigitova, President and Treasurer	September 6, 2013 to November 30, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of November 30, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Dinara Akzhigitova Prospekt 60-letiya Oktyabrya, 18/ 1, App. 1, Moscow, Russia 117218	3,500,000 shares of common stock (direct)	81%	%

The percent of class is based on 4,343,339 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended November 30, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of November 30, 2014, a director had loaned $7,200 (2013 - $2,700) to the Company to provide working capital for its business operations.

The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended November 30, 2014, we incurred approximately $6,500 in audit fees to our principal independent accountants for professional services rendered. During the period ended November 30, 2013 we incurred $4,500 in audit fees

PART IV

Item 15. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Moscow, Russia, February, 2014

MIRAX CORP.

By:	/s/	Dinara Akzhigitova
	Name:	Dinara Akzhigitova
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)