Form 10-Q
period 2015-02-28
Mirax Corp
filed 2015-03-24
CIK 1597313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2015

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  ________

MIRAX CORP.
(Exact name of small business issuer as specified in its charter)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,343,339 common shares issued and outstanding as of March 24, 2015.

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

Mirax Corp. Condensed Balance Sheets
ASSETS	February 28, 2015 (Unaudited)	November 30, 2014

Current Assets
Cash and cash equivalents	$3,735	$7,927
Inventory	2,521	2,521

Total Current Assets	6,256	10,448

Total Assets	$6,256	$10,448

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$-	$80
Loan from director	7,200	7,200

Total Liabilities	7,200	7,280

Shareholders’ Equity
Common Stock, par value $.001; 75,000,000 shares authorized, 4,343,339 shares issued and outstanding	4,343	4,343
Additional paid-in capital	23,725	23,725
Accumulated stage	(29,012)	(24,900)

Total Shareholders’ Equity	(944)	3,168

Total Liabilities and Shareholders’ Equity	$6,256	$10,448

The accompanying notes are an integral part of these condensed financial statements

Mirax Corp.

Condensed Statement of Operations (Unaudited)

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014

Revenues	$-	-

Operating Expenses
General and administrative expenses	4,112	4,155
Total Operating Expenses	4,112	4,155

Net Loss From Operations	(4,112)	(4,155)

Provision for Income Taxes	-

Net Loss	$(4,112)	(4,155)

Net Loss Per Share: Basic and Diluted	$(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	4,343,339	3,500,000

Mirax Corp. Condensed Statements of Cash Flows (Unaudited)
	For the Three Months Ended February 28, 2015	For the Three Months Ended February 28, 2014
Cash flows from operating activities:
Net loss for the period	$(4,112)	$(4,155)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Deposit	-	2,521
Inventory	-	(2,521)
Accounts Payable	(80)

Net cash used in operating activities	(4,192)	(4,155)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Loans payable	-	1,000

Net cash provided by financing activities	-	1,000

Net increase (decrease) in cash	(4,192)	(3,155)

Cash, beginning of the period	7,927	3,208
Cash, end of the period	$3,735	$53

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

MIRAX CORP.

 NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,735 and $7,927 of cash as of February 28, 2015 and November 30, 2014 respectively.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28. 2015.

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

NOTE 3 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended February 28, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2014 audited financial statements. The results of operations for the three months ended February 28, 2015 are not necessarily indicative of the operating results for the full year ended November 30, 2015

NOTE 4—GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of February 28, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

MIRAX CORP.

 NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Unaudited)

NOTE 5—LOANS FROM DIRECTOR

The balance due to the director was $7,200 as of February 28, 2015 and November 30, 2014. The loan is unsecured, non-interest bearing and due on demand.

NOTE 6—COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 28, 2013, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

Between December 2013 and August 2014, the Company sold 843,339 shares of common stock for net cash proceeds of $24,568 at $0.03 per share.

 There were 4,343,339 shares of common stock issued and outstanding as of February 28, 2015.

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

NOTE 8—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

We are a start-up company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTHS PERIOD ENDED FEBRYARY 28, 2015 AND FEBRYARY 28, 2014

We recognized no revenue during the three months period ended February 28, 2015 and February 28, 2014.

Our net loss for the three months period ended February 28, 2015 was $4,112 compared to a net loss of $4,155 as of February 28, 2014. Our operating expenses consisted of bank service charges and professional fees.

The weighted average number of shares outstanding was 4,343,339 for the three months period February 28, 2015 and 3,500,000 for the three months period February 28, 2014.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS FEBRYARY 28, 2015 AND FEBRYARY 28, 2014

As at February 28, 2015, our total assets were $6,256. Total assets were comprised of $3,735 in cash and inventory of $2,521. Our current liabilities were $7,200. Stockholders’ equity (deficit) was $(944).

As at February 28, 2014, our total assets were $2,574. Total assets were comprised of $53 in cash and inventory of $2,521. Our current liabilities were $3,700. Stockholders’ equity was $3,168.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months period ended February 28, 2015, net cash flows used in operating activities was $4,192 compared to $4,155 as of February 28, 2014.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months period ended February 28, 2015, and February 28, 2014 we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the three months period ended February 28, 2015, cash flow for financing activities was NIL. For the three months period ended February 28, 2014 net cash provided by financing activities was $1,000.

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

GOING CONCERN

The independent auditors' audit report accompanying our November 30, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Moscow, Russia, March 24, 2015.

MIRAX CORP.

By:	/s/	Dinara Akzhigitova
	Name:	Dinara Akzhigitova
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)