Form 10-Q
period 2015-05-31
Mirax Corp
filed 2015-07-14
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2015

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 000-1597313

MIRAX CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	42-1777485
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Prospekt 60-letiya Oktyabrya, 18/1, App.1, Moscow, Russia, 117218
(Address of principal executive offices) (702) 751-3604
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☐

(Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,150,176 common shares issued and outstanding as of July 14, 2015.

MIRAX CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Mirax Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

MIRAX CORP.

Condensed Balance Sheets

	May 31,	November 30,
	2015	2014
	(unaudited)

ASSETS

Current assets
Cash	$2,129	$7,927
Inventory	2,521	2,521
Total current assets	4,650	10,448

Total assets	$4,650	$10,448

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$-	$80
Loan from related party	7,200	7,200

Total current liabilities	7,200	7,280

Total liabilities	7,200	7,280

Commitments and contingencies (Note 6)

Stockholders' equity (deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized,
4,343,339 shares issued and outstanding	4,343	4,343
Additional paid-in capital	23,725	23,725
Accumulated deficit	(30,618)	(24,900)
Total stockholders' equity (deficit)	(2,550)	3,168

Total liabilities and stockholders' equity (deficit)	$4,650	$10,448

See accompanying notes to unaudited financial statements.

  MIRAX CORP.

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	May 31,		May 31,
	2015	2014	2015	2014

Revenue, net	$-	$-	$-	$-

Operating expenses
Direct costs of revenue	-	-	-	-
General and administrative	1,606	1,823	5,718	5,978

Net loss	$(1,606)	$(1,823)	$(5,718)	$(5,978)

Net loss per share - basic and diluted
and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	4,343,339	3,500,000	4,343,339	3,500,000

See accompanying notes to unaudited financial statements.

MIRAX CORP.

Condensed Statements of Cash Flows

For the Six Months Ended May 31,

(unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(5,718)	$(5,978)
Changes in operating assets and liabilities:
Accounts payable	(80)	-
Net cash used in operating activities	(5,798)	(5,978)

Cash flows from financing activities:
Proceeds from loan payable	-	3,500
Net cash provided by financing activities	-	3,500

Net decrease in cash	(5,798)	(2,478)

Cash at beginning of period	7,927	3,208

Cash at end of period	$2,129	$730

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

 See accompanying notes to unaudited financial statements.

MIRAX CORP.

 NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Mirax Corp. (the “Company”) was incorporated in the State of Nevada on September 6, 2013, to engage in the business of buying cell phone cases from manufacturers and distributors for wholesale prices, and selling them to customers at market prices. Because the Company was not able to raise sufficient capital to execute its original business plan, the Company is now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of these financial statements the Company does not have any definitive agreements and the Company has not entered into any definitive agreement to change the Company’s direction.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of Mirax Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended May 31, 2015 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending November 30, 2015. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended November 30, 2014 filed on February 27, 2015 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Inventory

Inventory consists of merchandise acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a first-in first out basis.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2015.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

MIRAX CORP.

 NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2015

(Unaudited)

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of May 31, 2015 and 2014.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2014 through the date these unaudited financial statements were issued.

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

NOTE 3—GOING CONCERN

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $5,718 and used cash in operating activities of $5,798 for the six months ended May 31, 2015. The Company had working capital deficit, stockholders’ deficit and accumulated deficit of $2,550, $2,550 and $30,618, respectively, at May 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MIRAX CORP.

 NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2015

(Unaudited)

NOTE 4 — LOANS FROM RELATED PARTY

The balance due to a director of the Company was $7,200 as of May 31, 2015 and November 30, 2014. The loan is unsecured, non-interest bearing and due on demand.

NOTE 5 — COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 28, 2013, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

Between December 2013 and August 2014, the Company sold 843,339 shares of common stock for net cash proceeds of $24,568 at $0.03 per share.

There were 4,343,339 shares of common stock issued and outstanding as of May 31, 2015.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

NOTE 7 – SUBSEQUENT EVENTS

On June 30, 2015, the sole member of the Company’s Board of Directors declared a 1.185763-for-1 forward stock split of the Company’s outstanding Common Stock, in the form of a dividend (the “Stock Split”). In connection therewith, each holder of the Company’s Common Stock as of July 6, 2015, the record date, received 0.185763 additional shares of our Common Stock for each one share owned, rounded up to the nearest whole share. Additional shares issued as a result of the stock split were distributed on the payment date, which was July 7, 2015.

Stockholders who sell their Common Stock before the ex-dividend date will be selling away their right to the stock dividend. Such sale includes an obligation to deliver any shares acquired as a result of the dividend to the buyer of the shares, since the seller will receive an I.O.U. or "due bill" from his or her broker for the additional shares. The day stockholders can sell their shares without being obligated to deliver the additional dividend shares is the ex-dividend date, the first business day after the stock dividend payment date. As of the ex-dividend date, our Common Stock will trade on a post-split adjusted basis.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2015 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement.  Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AS PREVIOUSLY FILED AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

GENERAL

Mirax Corp. (the “Company," “we,” “us,” “our,” or “Mirax”) was incorporated in the State of Nevada on September 6, 2013, to buy cell phone cases from manufacturers and distributors for wholesale prices, and sell them to customers at market prices. Our operations to date have been merely preparatory and have not generated any revenues. We do not have revenues, have minimal assets and have incurred losses since inception.

Because we were not able to raise sufficient capital to execute our original business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of this report, the Company does not have any definitive agreements and the Company has not entered into any definitive agreement to change the Company’s direction.

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

THREE MONTHS PERIOD ENDED MAY 31, 2015 AND MAY 31, 2014

We recognized no revenue during the three months period ended May 31, 2015 and May 31, 2014.

Our net loss for the three months period ended May 31, 2015 was $1,606 compared to a net loss of $1,823 as of May 31, 2014. Our operating expenses consisted of bank service charges and professional fees.

The weighted average number of shares outstanding was 4,343,339 for the three months period May 31, 2015 and 3,500,000 for the three months period May 31, 2014.

SIX MONTHS PERIOD ENDED MAY 31, 2015 AND MAY 31, 2014

We recognized no revenue during the six months period ended May 31, 2015 and May 31, 2014.

Our net loss for the six months period ended May 31, 2015 was $5,718 compared to a net loss of $5,978 as of May 31, 2014. Our operating expenses consisted of bank service charges and professional fees.

The weighted average number of shares outstanding was 4,343,339 for the six months period May 31, 2015 and 3,500,000 for the six months period May 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES DURING THE SIX MONTHS ENDED MAY 31, 2015 COMPARED TO THE SIX MONTHS ENDED MAY 31, 2014

We used cash in operations of $5,798 for the six months ended May 31, 2015 compared to cash used in operations of $5,978 for the six months ended May 31, 2014. The negative cash flow from operating activities for the six months ended May 31, 2015 is attributable to the Company's net loss from operations of $5,718. Cash used in operations for the six months ended May 31, 2014 is attributable to the Company's net loss of $5,978.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

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

GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had revenue of $0 and net losses of $5,718 for the six months ended May 31, 2015 compared to revenue of $0 and net loss of $5,978 for the six months ended May 31, 2014. The Company had working capital deficiency, stockholders’ deficit, and accumulated deficit of $2,550, $2550 and $30,618, respectively, at May 31, 2015, and used cash in operations of $5,798 in the six months ended May 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended November 30, 2014, included in our Annual Report on Form 10-K as filed on February 27, 2015, for a discussion of our critical accounting policies and estimates.

CONTRACTUAL OBLIGATIONS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our senior management, currently consisting of Dinara Akzhigitova, our President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Dinara Akzhigitova, our President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our predecessor’s disclosure controls and procedures existing as of May 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Dinara Akzhigitova, our President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2015, that occurred during our third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue unregistered securities during the quarter ending May 31, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 000-1597313, at the SEC website at www.sec.gov:

Exhibit No.	Description

31.1/31.2	Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRAX CORP.

Date: July 14, 2015	By:	/s/ Dinara Akzhigitova
Dinara Akzhigitova
President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer)

