Form 10-K
period 2015-12-31
ViewRay, Inc.
filed 2016-03-28
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-193498

ViewRay, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	42-1777485
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Thermo Fisher Way Oakwood Village, OH	44146
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (440) 703-3210

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 25, 2016, the registrant had 38,216,523 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2016 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

VIEWRAY, INC.

FORM 10-K

ANNUAL REPORT

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	116

	Signatures	115

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Report, contains forward-looking statements, including, without limitation, in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable products, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	market acceptance of MRI-guided radiation therapy;
•	the benefits of MRI-guided radiation therapy;
•	our ability to successfully sell and market MRIdian in our existing and expanded geographies;
•	the performance of MRIdian in clinical settings;
•	competition from existing technologies or products or new technologies and products that may emerge;
•	the pricing and reimbursement of MRI-guided radiation therapy;
•	the implementation of our business model and strategic plans for our business and MRIdian;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering MRIdian;
•	our ability to obtain regulatory approval in targeted markets for MRIdian;
•	estimates of our future revenue, expenses, capital requirements and our need for additional financing;
•	our financial performance;
•	our expectations related to the MRIdian linac technology;
•	developments relating to our competitors and the healthcare industry; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.

PART I

Item 1. BUSINESS

Corporate Information

We were incorporated under the laws of the state of Nevada on September 6, 2013 under the name “Mirax Corp”. Prior to the Merger and Split-Off (each as defined below), we were in the business of selling cell phone cases to retailers.

On July 8, 2015, we completed a 1.185763-for-1 forward stock split of our common stock in the form of a dividend with the result that 4,343,339 shares of common stock, par value $0.001 per share, outstanding immediately prior to the stock split became 5,150,176 shares of common stock, par value $0.001 per share, outstanding immediately thereafter. On July 15, 2015, we changed our name to ViewRay, Inc. by filing the Certificate of Amendment to our Articles of Incorporation. Additionally, on July 21, 2015, we changed our domicile from the State of Nevada to the State of Delaware by reincorporation, or the Conversion, and as a result of the Conversion, increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001 per share, to 300,000,000 shares of common stock, par value $0.01 per share and 10,000,000 shares of “blank check” preferred stock, par value $0.01 per share. Upon effectiveness of the Conversion, our corporate matters and affairs ceased to be governed by the Nevada Revised Statutes and became subject to the General Corporation Law of the State of Delaware. All share and per share numbers in this Report relating to our common stock have been adjusted to give effect to this forward stock split and the Conversion, unless otherwise stated. On July 23, 2015, we amended and restated our certificate of incorporation by filing the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware and adopted the Amended and Restated Bylaws.

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

On August 17, 2015, we completed the third and final closing of a private placement offering, or the Private Placement, through which we sold an aggregate of 5,884,504 shares of our common stock at a purchase price of $5.00 per share and raised a total of $26.3 million, net of offering costs.

The Merger was accounted for as a reverse-merger and recapitalization. ViewRay Technologies, Inc. was the acquirer for financial reporting purposes, and ViewRay, Inc. was the acquired company under the acquisition method. Consequently, the assets, liabilities and operations that were reflected in the historical consolidated financial statements prior to the Merger became those of ViewRay Technologies, Inc. and were recorded at the historical cost basis, and the consolidated financial statements after completion of the Merger included the assets, liabilities and results of operations of ViewRay Technologies, Inc. up to the day prior to the closing of the Merger and the assets, liabilities and results of operations of the combined company from and after the closing date of the Merger in this and all future filings with the SEC.

Also on July 23, 2015, we changed our fiscal year from a fiscal year ending on November 30 of each year, which was used in our most recent annual report filed with the SEC, to one ending on December 31 of each year, which is the fiscal year end of ViewRay Technologies, Inc.

We continue to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” following the Merger. As a result of the Merger we have ceased to be a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

As used in this Report henceforward, unless otherwise stated or the context clearly indicates otherwise, the terms the “Company,” the “Registrant,”  “ViewRay,” “we,” “us” and “our” refer to ViewRay, Inc., incorporated in Delaware, after giving effect to the Merger and the Split-Off.

ViewRay, Inc. is the sole stockholder of ViewRay Technologies, Inc., which commenced operations as a Florida corporation in 2004, subsequently reincorporated in Delaware in in 2007, and changed its name to ViewRay Technologies, Inc. in July 2015.

Our authorized capital stock currently consists of 300,000,000 shares of common stock, and 10,000,000 shares of the preferred stock. As of the date of this report, our common stock is quoted on the OTC Markets, OTCQB tier of OTC Markets Group Inc., under the symbol “VRAY,” which changed from “MRXC” on July 20, 2015.  We have been conditionally approved to list our common stock on The NASDAQ Global Market, or NASDAQ, which we anticipate will occur on or about March 31, 2016.

Our principal executive offices are located at 2 Thermo Fisher Way, Oakwood Village, Ohio 44146. Our telephone number is (440) 703-3210. Our website address is www.viewray.com. (The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.)

Company Overview

We design, manufacture and market MRIdian, the first and only MRI-guided radiation therapy system that images and treats cancer patients simultaneously. MRI is a broadly used imaging tool which has the ability to differentiate between types of soft tissue clearly, unlike X-ray or computed tomography, or CT, the most commonly used imaging technologies in radiation therapy today. MRIdian integrates MRI technology, radiation delivery and our proprietary software to locate, target and track the position and shape of soft-tissue tumors while radiation is delivered. These capabilities allow MRIdian to deliver radiation to the tumor accurately while delivering less radiation to healthy tissue than existing radiation therapy treatments. We believe this innovation leads to improved patient outcomes and reduced side effects from off-target radiation delivery. We received 510(k) marketing clearance from the U.S. Food and Drug Administration, or FDA, for MRIdian in May 2012 and have the right to affix the CE mark to MRIdian since November 2014. There were four MRIdian systems installed in the United States and one MRIdian system installed in Seoul, South Korea as of December 31, 2015.

Cancer is a leading cause of death globally and the second leading cause of death in the United States. Radiation therapy is a common method used to treat cancer that uses lethal doses of ionizing energy to damage genetic material in cells. Nearly two-thirds of all treated cancer patients in the United States will receive some form of radiation therapy during the course of their illness, according to estimates by the American Society for Radiation Oncology, or ASTRO. In 2013, IMV Medical Information Division, Inc., or IMV, reported that 93% of patients receiving radiation therapy in the United States were treated by a linear accelerator, or linac. The global linac market was $2.8 billion in 2011 and was expected to grow to $3.7 billion by 2016 according to a 2012 Markets and Markets report. IAEA Human Health Campus reported that there are over 11,000 linacs installed at over 7,500 centers worldwide. We believe the addressable market for MRIdian is the annual market for linacs due to MRIdian’s ability to treat a broad spectrum of disease sites. However, we believe that MRIdian may be used more frequently for complex cancer cases that may be difficult to treat on a standard linac due to the location of the tumor in relation to the surrounding soft tissues. We currently estimate the annual market for linacs to be 1,100 units per year globally, the majority of which are replacement units.

Despite the prevalence of MRI for diagnostic purposes and its ability to image soft tissue clearly, the radiation therapy industry has been unable to integrate MRI into external-beam radiation therapy systems. Existing radiation therapy systems use X-ray-based imaging technologies, such as CT, which cannot differentiate between types of soft tissue or provide an accurate visualization of a tumor and its position in relation to critical organs. In addition, existing systems that offer imaging during the course of a treatment are limited by the rate at which they can image due to the level of radiation to which they expose the patient. These constraints make it difficult for a clinician to locate a tumor accurately, track its motion in real-time or adapt treatment as anatomy changes. It is very difficult to irradiate a tumor while minimizing the amount of radiation hitting critical organs without the ability to see the tumor’s exact location and shape. If a tumor is insufficiently irradiated, it may not respond to treatment, resulting in a lower probability of survival for the patient. If organs and other healthy soft tissues are irradiated, side effects can be severe, including organ failure and secondary cancers.

MRIdian is a next-generation, radiation therapy solution that enables treatment and real-time imaging of a patient’s anatomy simultaneously. The high-quality images that it generates clearly differentiate the targeted tumor, surrounding soft tissue and nearby critical organs. MRIdian also records the level of radiation dose that the treatment area has received, enabling physicians to adapt the prescription between treatments as needed. We believe this improved visualization and accurate dose recording will enable better treatment, improve patient outcomes and reduce side effects. Key benefits to users and patients include improved imaging and patient alignment, on-table adaptive treatment planning, motion management and an accurate recording of the delivered radiation dose.

Physicians have already used MRIdian to treat a broad spectrum of radiation therapy patients with more than 20 different types of cancer, as well as patients for whom radiation therapy was previously not an option.

In March 2016, we announced the development of a linear accelerator version of our MRIdian technology. To date, we have demonstrated certain milestones in the development of this combined MRI and linac technology, including human imaging testing, delivery of radiation beams in a magnetic field using a linear accelerator and modification of the treatment planning system to incorporate linac technology.  We are in the process of preparing marketing applications for submission in 2016 for 510(k) marketing clearance by the FDA and for CE marking in the European Union, as required for commercial launch of this technology.  We believe the MRIdian linac technology, when commercially available, will broaden our addressable market, accelerate our sales cycle, accelerate backlog conversion time and improve gross margins.

We currently market MRIdian through a direct sales force in the United States and distributors in the rest of the world. At December 31, 2015, we had five MRIdian systems installed and had 15 signed orders for new systems for a backlog value of $84.4 million. We generated revenue of $10.4 million, $6.4 million and $3.2 million during the years ended December 31, 2015, 2014 and 2013, respectively, and had net losses of $45.0 million, $33.8 million and $27.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Cancer and Radiation Therapy Market

Incidence of Cancer

Cancer is a leading cause of death globally and the second leading cause of death in the United States behind cardiovascular disease. According to the American Cancer Society, approximately 1.6 million people were expected to be diagnosed with cancer in the United States during 2014 and approximately 0.6 million were expected to die from cancer, accounting for nearly one of every four deaths. As a result of a growing and aging population, the World Health Organization’s, or WHO, Global Initiative for Cancer Registry Development estimates that the number of new cancer cases worldwide will grow from 14.1 million in 2008 to 19.3 million in 2025.

Cancer Therapy

The primary goal of cancer therapy is to kill cancerous tissues while minimizing damage to healthy tissues. There are three main ways to treat cancer: surgery, chemotherapy and radiation. Surgery attempts to physically remove the tumor from the body, while minimizing trauma to healthy tissue and preventing the spread or translocation of the disease to other parts of the body. Surgery is particularly effective because the surgeon can directly observe the tumor and surrounding healthy tissue throughout the course of the procedure and adapt his or her plan mid-procedure accordingly. Chemotherapy uses drugs to kill cancer cells. Unlike surgery, most forms of chemotherapy circulate systemically to reach cancer cells almost anywhere in the body. Chemotherapy is most effective at destroying microscopic levels of disease. Radiation is used to damage genetic material in cells with a lethal dose of ionizing energy. Effective radiation therapy balances destroying cancer cells with minimizing damage to normal cells. It can be used at high doses to ablate a tumor, an effect similar to surgery, or at moderate doses to target local microscopic disease, as is done with chemotherapy. Other, more recently developed ways of treating cancer include hormone therapy and targeted therapy, such as immunotherapy.

Radiation Therapy

Radiation therapy has become widespread, with nearly two-thirds of all treated cancer patients in the United States receiving some form of radiation therapy during the course of their treatment, according to estimates by ASTRO. For most cancer types treated with radiation therapy, at least 75% of the patients are treated with the intent to cure the cancer. For lung and brain cancers, that number is somewhat lower, with 59% of lung cancer patients and 50% of brain cancer patients being treated with the goal of curing cancer. The remainder of cases are treated with palliative intent to relieve pain. Radiation therapy is a non-invasive outpatient procedure with little or no recovery time and can be used on patients who are inoperable. According to IMV, 93% of patients receiving radiation therapy in the United States are treated using a linac.

Radiation is used to kill cancer cells primarily by damaging their DNA, but can also kill healthy cells in the same way or cause them to become cancerous themselves. As a result, the goal of curative radiation therapy is to balance delivery of a sufficiently high dose of radiation to a tumor to kill the cancer cells while, at the same time, minimizing damage to healthy cells, particularly those in critical organs. Normal cells are better able to repair themselves after radiation than tumor cells, so doses of radiation are often fractionated, or delivered in separate sessions with rest periods in between. As a result, standard radiation therapy is often given once a day, five times a week, for one to seven weeks. In 2012, patients made an estimated 20.9 million radiation therapy treatment visits in the United States.

Radiation Therapy Equipment Market

The global linac market was $2.8 billion in 2011 and was expected to grow to $3.7 billion by 2016 according to a 2012 Markets and Markets report. According to IAEA Human Health Campus, there are 11,000 linacs installed at over 7,500 centers worldwide. In the United States, there are 3,800 linacs installed at over 2,500 centers. The annual market for linacs is estimated to be 1,100 units per year globally, the majority of which are replacement units.

In the radiation therapy market, new technologies have historically been adopted at a rapid rate. According to IMV, the percentage of centers performing intensity modulated radiation therapy, or IMRT, grew from 30% in 2002 to 96% in 2012. The percentage of sites utilizing image guided radiation therapy, or IGRT, grew more quickly: from 15% in 2004 to 83% in 2012. The majority of IGRT uses on-board X-ray systems. As leading cancer centers adopt and study MRI-guided radiation therapy, we believe that our next-generation system will also follow a rapid adoption curve among the broader linac replacement market.

Radiation Therapy Treatment Process

Following diagnosis of the disease state, radiation treatment generally consists of the following steps:

•

Imaging and tumor contouring. To design the treatment plan, physicians obtain initial images of the tumor. This is done most commonly using a CT scan, often supplemented by an MRI, a positron emission tomography, or PET, scan, or both. These images, also known as simulation scans, are then imported into a treatment planning software system and aligned to each other. Based on clinical experience, a physician will manually draw, or contour, specific areas on the aligned images to characterize the location and extent of the tumor highlighting the following:

•	Gross tumor volume, or GTV, a volumetric region encompassing the visible tumor.
•	Clinical target volume, or CTV, a larger area encompassing the GTV, where the cancer may have already or may be likely to spread.
•

Planning target volume, or PTV, a further enlarged area to allow for inexact imaging, patient movement during treatment or tumor movement between planning and treatment. The PTV may be sized multiple times larger than the CTV, risking radiation damage to healthy tissue, including in many cases critical organs.

•

Treatment planning and dose prescription. Once the clinician has a three-dimensional map of the tumor, surrounding healthy tissues and nearby critical organs, a physician determines a treatment plan using one of the methods below. Creation of these plans typically takes one to two weeks. A typical curative radiation therapy treatment dose will be delivered over the course of several weeks with 10 to 35 radiation therapy sessions, referred to as fractions, lasting from a few minutes to an hour or more depending on the treatment plan.

•

3D-CRT planning. Using a method called three-dimensional conformal radiation therapy, or 3D-CRT, a clinician will decide what beam angles and shapes to use to target a tumor and how long each beam will irradiate it. A computer will then calculate the potential dose delivered, and a clinician will manually adjust the plan to arrive at an acceptable dose.

•

IMRT planning. Using a method called intensity modulated radiation therapy, or IMRT, a physician will use computer software to optimize a treatment plan to achieve a more precise dose distribution than 3D-CRT by using thousands of beamlets, IMRT has been shown to result in better patient outcomes than 3D-CRT.

•

SRS and SBRT planning. Stereotactic radiosurgery, or SRS, and stereotactic body radiation therapy, or SBRT, are methods of delivery using 3D-CRT or IMRT designed to deliver high doses of precisely targeted radiation in a reduced number of sessions, usually one to five fractions. SRS is used in brain and spine applications, and has been shown to be particularly effective in those areas, while SBRT is used in the rest of the body, and has been shown to be particularly effective in early-stage lung cancer.

•

Alignment. Prior to radiation delivery, clinicians typically take images to assist with patient alignment. Most systems use a form of on-board CT called cone-beam CT to image, which delivers inferior contrast and a higher radiation dose than diagnostic CT. A less commonly used imaging technology is fluoroscopy, a real-time 2D X-ray system that can expose a patient to even higher doses of radiation than cone-beam CT. Because of the limited soft tissue contrast of X-ray-based imaging, clinicians often use registration markers such as nearby bone structures or surgically implanted fiducial markers to align patients with the treatment beams. Patients may also be immobilized by restraining devices, or techniques such as respiratory control or abdominal compression, which are employed to minimize motion due to breathing. To track breathing and other body motions during treatment, specific trackers may be used, also known as 4D radiation therapy. Use of any image or registration marker to help with alignment is called image-guided radiation therapy, or IGRT.

•

Delivery. Based on alignment with these images, markers or other radiation therapy trackers, treatment begins and radiation is delivered to the patient. In some cases, additional 2D X-ray images are taken intermittently or registration makers are monitored during treatment to try to account for tumor movement.

•

Review. After a treatment session, a physician will review the delivered treatment to ensure that it is proceeding according to plan. Currently, there are no methods to record the actual dose that was delivered to the tumor and nearby critical structures. In those rare occasions when a physician is able to observe changes in the size or shape of a tumor, he or she may decide to adjust the treatment plan. However, revising a treatment plan may take several days and delays treatment.

Limitations of Radiation Therapy

Limitations with radiation therapy arise as a result of imaging technologies that make accurate visualization of a tumor and its relation to critical organs difficult or impossible during treatment. As a result, we believe treatments are not as effective or safe as they could be.

•

Inability to accurately locate a tumor for treatment alignment. To locate a tumor, current radiation therapy systems rely on on-table CT scans which are unable to differentiate between types of soft tissue. Therefore, surrogate registration markers, including existing bone structures, external marks and surgically implanted fiducials, are frequently used to align a patient to the treatment beams prior to commencing treatment.

Comparison of On-Table CT Images to On-Table MRIdian Images

The spatial relationship between the tumors, particularly those in soft tissue, and registration markers is likely to change between initial imaging and the first treatment session. By relying on a proxy for tumor location rather than the tumor itself, clinicians risk missing the tumor when they deliver treatment beams into a patient’s body. Furthermore, fiducial markers can migrate inside the body, are unable to track changes in the tumor shape, may interfere with imaging, are invasive, require time to heal and have a high incidence of side effects and complications.

•

Inability to adapt treatment on table. A physician designs a treatment plan and dose prescription based on images that are captured at the beginning of therapy. Creating a treatment plan can take one to two weeks, and treatment itself can take up to seven weeks. However, during the course of therapy, tumors often change size, orientation or shape and patient anatomy can change for reasons such as weight loss or gain. Adjusting for these changes would require replanning which may take several days and is resource intensive. In addition, due to limitations in imaging technologies, physicians may be unaware of changes in the tumor and surrounding anatomy and continue to dose according to the original treatment plan. As a result of these limitations, replanning is infrequently performed.

•

Inability to track tumor and organ motion accurately. In addition to difficulty locating a tumor accurately in a patient’s body, a further challenge is accounting for ongoing tumor movement during treatment. Tumors have been shown to move multiple centimeters relative to surrogate registration markers over the course of only a few seconds. Although physicians use internal markers and external cameras and blocks to track respiratory and other motion, they are unable to track the tumor itself and its location relative to other soft tissues. This limitation increases the probability of missing the targeted treatment area. As a result, physicians usually enlarge the total region to be irradiated, causing an additional risk of side effects.

•

Inability to record cumulative radiation delivered. In order to determine treatment effectiveness, it is important to track how much radiation has been delivered to a tumor or surrounding healthy tissue. Currently, there are no methods to record the actual dose of radiation that was delivered to the tumor and nearby critical structures. Therefore, physicians must assume that the radiation is delivered according to plan, rather than making decisions based on actual dose delivered.

Each of these limitations increases the risk of missing a tumor and hitting healthy tissue during treatment. If a tumor is insufficiently irradiated, it may not respond to treatment, resulting in a lower probability of survival for the patient. The ability to avoid irradiating healthy tissue has been shown to reduce side effects. If healthy tissues, particularly critical organs, are irradiated, the side effects can be severe, including scarring of lung tissue, fibrosis and cardiotoxicity in lung and breast cancers, incontinence and sexual dysfunction in pelvic and prostate cancers, infertility in pediatric cancers, memory loss, seizures and necrosis in brain cancer and secondary cancers.

Although MR technology is an imaging tool broadly used to differentiate between types of soft tissue in diagnostic settings, to date such technology has not been used with radiation therapy because the magnetic field generated by an MRI interferes with the linac’s ability to accelerate electrons and the linac produces radio frequencies that distort the MR images. Current forms of CT have improved over time, but issues with radiation dose and image quality limit the utility of these technologies. Fluoroscopy and cone-beam CT involve the use of X-rays, a form of ionizing radiation, and pose an increased risk of radiation-induced cancer to the patient.

Our Solution

We have developed MRIdian to address the key limitations of existing external-beam radiation therapy technologies. MRIdian employs MRI-based technology to provide real-time imaging that clearly defines the targeted tumor from the surrounding soft tissue and other critical organs during radiation treatment. MRIdian allows physicians to record the level of radiation exposure that the tumor has received and adapt the prescription between fractions as needed. We believe this combination of enhanced visualization and accurate dose recording will significantly improve the safety and efficacy of radiation therapy, leading to better outcomes for patients.

We believe that MRIdian provides the following clinical and commercial benefits to physicians, hospitals and patients:

•

Improved tumor visibility and patient alignment. The soft-tissue contrast of MRidian’s on-board MRI enables clinicians to locate, target and track the tumor and healthy tissues and accurately align a patient to the treatment beams without the use of X-ray, CT or surrogate registration markers. If the clinician prefers, the software has the ability to automatically map the patient’s soft tissue anatomy each treatment session in less than one minute, and MRIdian can use that information to automatically align the patient.

•

On-table adaptive planning. Due to changing anatomy the clinician may be unable to obtain an optimal match between the patient on the table and the treatment plan. Using an MR image captured at the beginning of each therapy session, MRIdian automatically maps each patient’s soft tissue anatomy in 3D and calculates the dose that would be delivered using the current treatment plan. If the prescribed treatment is not clinically acceptable to the physician, MRIdian has the ability to automatically recalculate and adapt the plan to changing anatomy at the time of treatment. Utilizing our proprietary algorithm and software, replanning can be done in less than two minutes while the patient is on the table. We believe hospitals will be able to bill incrementally for this replanning.

•

Ability to track tumors and manage patient motion. MRIdian can capture multiple soft-tissue imaging planes concurrently during treatment, refreshing the image multiple times per second. This real-time imaging enables the physician to track the movement of the tumor and the surrounding healthy tissue directly, rather than relying on registration markers such as existing bones or implanted fiducials. If a tumor or critical organ moves beyond a physician-defined boundary, the treatment beam automatically pauses. This beam control becomes especially important in the situations where a tumor may be in close proximity to a critical organ, such as the heart during lung and breast cancer treatments or the rectum during prostate cancer treatments. This knowledge of the tumor location has enabled physicians to treat patients who would not previously have been considered radiation therapy candidates.

•

Record and evaluate the delivered dose. Using our proprietary algorithm and advanced MR imaging, MRIdian calculates the dose delivered after each treatment, enabling the physician to review and re-optimize the patient’s treatment session if needed. In addition, MRIdian can utilize diagnostic CT images that are fused with the MR images at each treatment in order to more accurately calculate dose. MRIdian also captures and records a video, known as a MRIdian Movie™, of the delivered treatments which can be evaluated by the physician or shared with patients.

•

Fits into existing treatment paradigms and workflow. MRIdian can be used for 3D-CRT, IMRT, IGRT, SBRT and SRS and can also be used to treat a broad spectrum of disease sites. In addition, we believe MRIdian’s increased target accuracy will allow physicians to treat patients with higher doses over fewer treatment fractions and potentially improve patient throughput and efficiency. MRIdian fits inside most standard radiation therapy vaults without significant modifications and is supported by existing codes that are available for linac reimbursement.

We believe the ability to image with MRI and treat cancer patients simultaneously will lead to improved patient outcomes and reduced side effects from off-target radiation delivery.

Our Strategy

Our objective is to make MRI-guided radiation delivery the standard of care for radiation therapy. To achieve this goal, we intend to do the following:

•

Target top-tier hospitals in initial global sales efforts to influence and increase market adoption. We intend to market MRIdian to a broad range of customers worldwide, including university research and teaching hospitals, private practices, community hospitals, government institutions and freestanding cancer centers. We are initially focusing on the leading hospitals worldwide which are typically early adopters of best-in-class technology and are able to influence and promote adoption by other centers both locally and globally. We plan to continue to work with these institutions to position MRIdian as a marketing tool they can use to differentiate their offerings from their peers and promote broader market awareness on the benefits of MRI-guided radiation therapy.

•

Commercialize MRIdian with a targeted sales force in the United States and through distributors in international markets. We intend to market MRIdian through a combination of direct sales and distributors. We are building a small, specialty sales force for the United States and Canada and are using distributors in international markets. At December 31, 2015, we had six signed orders with U.S. customers and nine signed orders with customers outside the United States for new MRIdian systems, and we intend to continue to expand our presence in key markets to capitalize on the growing international opportunity for MRIdian. We are engaging distributors and seeking government approval where needed to market MRIdian in China and Japan and we intend to work with distributors and regulators in other countries in the future.

•

Increase broader awareness of MRIdian’s capabilities to expand our share of the radiation therapy market. We intend to educate radiation oncologists about the capabilities and resulting benefits of MRIdian over traditional radiation therapy systems. In order to drive awareness and adoption, we also intend to support the publication of clinical and scientific data and analysis, work with key opinion leaders, present at leading academic conferences and engage in outreach at leading hospitals worldwide. We also plan to leverage our existing customer network as a reference for new potential users to experience our technology in use in the clinical setting.

•

Maintain our competitive lead in MRI-guided radiation therapy through continued innovation. We plan to continue to invest in our technology to maintain our leadership position in the emerging MRI-guided radiation therapy market. We intend to develop and introduce enhancements to the system and software to provide improved capabilities for MRIdian users and patients. In addition, we plan to explore potential benefits of integrating our MRI technology with alternative beam technologies. We believe we have a strong intellectual property portfolio that covers the MRIdian system as well as critical design elements and key aspects of its subsystem and components. We will continue to enhance this portfolio as we develop new features and technologies.

•

Continue to work with leading hospitals to optimize efficiency and patient throughput. We strive to maximize the efficiency and effectiveness of the MRIdian system for our customers. We plan to continue to work closely with key opinion leaders, clinicians and hospitals in a proactive manner to determine how best to refine and improve MRIdian’s features, optimize workflow and maximize patient throughput. We utilize this customer feedback to guide product development and increase MRIdian’s reliability and efficiency, which we believe will result in positive experiences for our customers and ensure their continued usage and recommendation of MRIdian.

•

Drive cost reductions in the design and manufacture of MRIdian and improve our margins. We plan to continue to explore ways to bring down our cost of goods to improve margins for MRIdian. We believe we can reduce costs in the design and manufacture of MRIdian.

MRIdian

MRIdian is a next-generation, MRI-guided radiation therapy system that is comprised of four major components, (i) the MRI system, (ii) the radiation delivery system, (iii) integrated treatment planning and delivery software and (iv) a safety and control system.

MRIdian

MRI System

The MRI system is the component of MRIdian that captures soft tissue images of the patient’s body. To address the technical complications that arise from combining an MRI with a linac, we have designed a proprietary split superconducting magnet that allows treatment through a central gap, eliminating MRI components in the path of the beam. Our MRI system captures and displays live, high-quality images in three planes at two frames per second or in one plane at four frames per second. The images are used to track tissues and control radiation treatment beam delivery.

While other MRI systems in development utilize a high field strength magnet to provide a clearer image, use of higher field strength magnets results in distortions of soft tissue images by up to approximately six millimeters at 1.5 tesla and unfavorable dose distribution distortions, which are unacceptable for delivering accurate radiation therapy.

We have engineered our MRI system to be able to produce clear images using a low field strength 0.35 tesla magnet which enables us to avoid the image and dose distortions that are a result of using a higher field strength magnet. In addition, MRIdian’s 0.35 tesla field strength prevents heating of the patient during uninterrupted imaging, which could occur in a higher field strength magnet requiring the imaging to be discontinued or interrupted.

MRI System

Radiation Delivery System

Radiation is delivered from three Cobalt-60 radiation therapy heads symmetrically mounted on a rotating ring gantry, providing full 360 degree coverage and simultaneous dose delivery, as opposed to prior Cobalt-60 systems that have historically been limited by imprecise radiation dose applications. Each head is equipped with a double-focused multi-leaf collimator, designed to overcome the wide-beam edge of previous-generation Cobalt-60 systems and shape the beam for precision radiation therapy treatments. It allows the delivery of treatment plans for 3D-CRT, IMRT and SBRT that are clinically equivalent to those produced on the most advanced linear accelerators available today. Stereotactic procedures are possible with a positioning accuracy of less than one millimeter. Cobalt-60 is used because it does not create any radio frequency which interferes with the MRI.

Comparison of Previous-Generation Cobalt Beam to ViewRay Cobalt Beam

Integrated Treatment Planning and Delivery Software

Our treatment planning and delivery software can create treatment plans and manage the treatment delivery process. It is designed to create optimized 3D-CRT, IMRT and SBRT plans for delivery of MRIdian. Using this software, the on-table adaptive planning process typically takes less than two minutes, and includes: auto-contouring, dose prediction and treatment plan optimization. For contouring, the software will automatically draw the outline of the tumor and nearby organs. The clinician can then make refinements before treatment, if necessary. Dose prediction can be calculated immediately before treatment, allowing the current state of the patient’s anatomy to be taken into account. The software can generate an optimal treatment plan solution in less than one minute, allowing it to re-plan while the patient is on the treatment couch.

MRIdian has soft-tissue tracking beam control capability. While the radiation dose is being delivered, the software analyzes the acquired images and can determine tumor or organ location relative to set tolerances. If the targeted tumor or a critical organ moves beyond a physician-defined boundary, the treatment beams will automatically pause. When the tumor moves back into the target zone, the treatment will automatically resume. Physicians can set both spatial and time thresholds for pausing treatment delivery. This enables the system to account for tumor and patient motion during treatment.

The software archives all the information generated during treatment and builds a database of patient-specific planning, delivery and imaging data. It also includes a review tool which provides clinicians with a visual comparison of the delivered versus planned treatment. At the end of each treatment, the software determines the delivered dose by combining the recorded actions of the radiation delivery system with the daily image and auto-contouring of the patient. With this information, clinicians can fine-tune prescriptions based on the actual dose delivered. In addition, it provides a MRIdian Movie™ of each delivered treatment which can be evaluated by the physician or exported and shared with the patient.

Safety and Control System

In addition to complying with the applicable FDA and Nuclear Regulatory Commission, or NRC, requirements, the radiation delivery subsystem also meets a double fault tolerant design standard and has redundant safety systems. If any two components in the radiation delivery subsystem fail simultaneously, such as power and pneumatics, the system reverts to a safe state. MRIdian also contains redundant computer control for safety and system logging and double encoders on all axes of motion for safety. The control system continuously monitors performance to ensure all systems are performing and communicating appropriately.

Installed Base and Clinical Use

We received initial 510(k) marketing clearance from the FDA for our treatment planning and delivery software in January 2011 and for MRIdian in May 2012. Since November 2014 we also have the right to affix the CE mark to MRIdian, allowing MRIdian to be sold within the EEA. We received a license and permission to import MRIdian into the United Arab Emirates in December 2014. We received regulatory approval in Italy in January 2015, Korea in September 2015 and are currently seeking government approval to market MRIdian in China and Japan. We may also seek required approvals in other countries in the future.

We have four units installed at four leading cancer centers in the United States including Washington University and Siteman Cancer Center at Barnes-Jewish Hospital, or Washington University in St. Louis; University of California, Los Angeles Health System and Jonsson Comprehensive Cancer Center, or University of California, Los Angeles; University of Wisconsin Carbone Cancer Center, or the University of Wisconsin–Madison; and Sylvester Comprehensive Cancer Center at the University of Miami. We have two units installed outside the United States at Seoul National University in Seoul, South Korea and at VU University Medical Center in Amsterdam.  In January 2014, Washington University in St. Louis, a National Cancer Institute Designated Comprehensive Cancer Center, became the first center to treat patients with MRIdian. Washington University in St. Louis has since scaled up its use of MRIdian in its clinical practice, and is now treating as many as 15 patients per day. In September 2014, Washington University in St. Louis used MRIdian to perform the first on-table adaptive treatments as part of an ongoing clinical service. Also in September 2014, the University of Wisconsin–Madison treated its first patients with MRIdian and became the first center to employ the soft-tissue tracking beam control capability unique to MRIdian. In October 2014, University of California, Los Angeles, became the third center to use MRIdian in clinical practice. In September 2015, the Seoul National University became the first international cancer center to install a MRIdian system.  In December 2015, the Sylvester Comprehensive Cancer Center at the University of Miami became the fourth hospital in the United States to install a MRIdian system.  In March 2016, the VU University Medical Center in Amsterdam became the second hospital outside the United States to install a MRIdian system. We are working with each of these centers to determine how best to refine and improve MRIdian’s features, optimize workflow and maximize patient throughput.

At December 31, 2015, patients have received treatment sessions at the Seoul National University and all United States centers using MRIdian systems, except for the Sylvester Comprehensive Cancer Center at the University of Miami, which was only installed in December 2015. These included cancers of the prostate, breast, lung, colorectal and bladder, which are among the most prevalent types of cancer in the United States according to the Centers for Disease Control and Prevention, or CDC, as well as the liver, stomach, esophagus and pancreas, which are among the most prevalent types of cancer outside of the United States according to the WHO.

Backlog

In 2013, we executed new sales contracts with a total value of $17.4 million, in 2014 we executed new sales contracts with a total value of $37.6 million, and in 2015 we executed new sales contracts with a total value of $40.1 million. At December 31, 2015, we had five MRIdian systems installed and had 15 signed orders for new systems for a backlog value of $84.4 million.

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

Among other criteria, to consider a sale to be in backlog we must possess an outstanding and effective written agreement for the delivery of a MRIdian signed by the customer, as well as receipt of a minimum customer deposit or letter of credit. For removal of an order from our backlog, the following criteria are considered: changes in customer or distributor plans or financial conditions; the customer’s or distributor’s continued intent and ability to fulfill the order contract; changes to regulatory requirements; the status of regulatory approval required in the customer’s jurisdiction, if any; and other reasons for potential cancellation of order contracts.

Installation Process

Following execution of a contract, it generally takes nine to 12 months for a customer to prepare an existing facility or construct a new vault, although in some cases customers may request installation for a date later in the future to meet their own clinical or business requirements. Upon the commencement of installation at a customer’s facility, it typically takes forty-five to ninety days to complete the installation and on-site testing of the system, including the completion of acceptance test procedures. MRIdian is designed to fit into a typical radiation therapy vault, similar to other replacement linear accelerators. MRIdian’s components all fit through standard hospital vault entrances for assembly. On-site training takes approximately one week and can be conducted concurrent with installation and acceptance testing.

Our customers are responsible for removing any outgoing linear accelerator and preparing the mounting pad, power and support system connections. Additional room modifications required are consistent with those generally required for MRI systems such as radio frequency shielding of the room and additional power.

Clinical Development

To date, we have primarily relied on clinical symposia and case studies presented at ASTRO and ESTRO to raise awareness of MRI-guided radiation therapy and to market MRIdian to leading cancer centers. In order to promote broader adoption rates at other cancer centers and hospitals, we plan to work with our customers to collect and publish data on clinical efficacy, treatment times and clinical results for patients who have been treated on a MRIdian. While we do not currently have statistically significant, objective evidence that MRIdian improves patient outcomes or decreases healthcare costs, we are currently sponsoring two studies at Washington University in St. Louis to compare MRIdian to other IGRT systems. We plan to continue to support further studies to demonstrate the benefits of MRI-guided radiation therapy and adaptive treatment planning. As data accumulate from the use of MRIdian, we plan to work with professional healthcare organizations to further support global marketing efforts, additional product clearances, approvals and/or registrations and potential improvements in reimbursement.

Selling and Marketing

We currently market MRIdian through a direct sales force in the United States and distributors in the rest of the world. We market MRIdian to a broad range of worldwide customers, including university research and teaching hospitals, community hospitals, private practices, government institutions and freestanding cancer centers. As with the traditional linac market, our sales and revenue cycle varies based on the customer and can be lengthy, sometimes lasting up to 18 to 24 months or more from initial customer contact to contract execution.

To sell MRIdian globally, we use a combination of sales executives, sales directors and a network of international third-party distributors with internal support from sales operations, product management and application specialists. A targeted group of three sales directors and one vice president are responsible for selling MRIdian within the United States. Our product management function helps market MRIdian and works with our engineering group to identify and develop upgrades and enhancements. We also have a team of application specialists who provide post-sales support.

Although we do not currently engage in advertising efforts, our selling and marketing practices include participating in trade shows and symposia.

Competition

We compete directly with companies marketing IGRT devices for the treatment of cancer using CT, ultrasound, optical tracking and X-ray imaging. We also compete with companies developing next-generation IGRT devices, specifically those developing MRI-guided devices, amongst others. We expect technological advances, including the ability to provide real-time imaging, clinical outcomes, size, price, operational complexity and operational efficiency to drive competitive market dynamics.

Our major competitors with devices approved for distribution in the United States or globally include Varian Medical Systems, Inc., or Varian, Elekta AB, or Elekta, and Accuray Incorporated. Many of our direct competitors have greater financial, sales and marketing, service infrastructure and research and development capabilities than we do, as well as more established reputations and current market share. The main limitations of currently approved devices are the lack of real-time, clear images before and during the treatment, as well as the ability to perform on-table adaptive planning.

We are also aware of one commercial and two academic ongoing research efforts to develop radiation therapy systems incorporating MRI. Elekta and Royal Philips have formed a consortium to develop a commercial Elekta-Philips MRI-linac. The University of Sydney, Ingham Institute and the University of Queensland have formed a partnership to develop an MRI-linac and the University of Alberta’s Cross Cancer Institute is working on an MRI-linac as well. Although these academic research efforts may not compete directly with us commercially, if one of our competitors were to form a partnership with one of these institutions to commercialize their system, it could impact our sales negatively. Of these three, we believe the Elekta-Philips MRI-linac is the most advanced in development, although we believe this system may still be years away from approval. MRIdian is the first and only commercially available MRI-guided radiation therapy device to image and treat cancer patients simultaneously.

The limited capital expenditure budgets of our customers results in all suppliers to these entities competing for a limited pool of funds. Our customers may be required to select between two items of capital equipment. For example, some of our potential customers are considering expensive proton therapy systems which could consume a significant portion of their capital expenditure budgets.

Manufacturing

We have adopted a model in which we rely on subsystem manufacturing, assembly and testing by our key suppliers. The MRIdian system is integrated at the customer site. Through this approach, we avoid the majority of the fixed cost structure of manufacturing facilities. We purchase major components and subsystems for MRIdian from national and international third-party OEM suppliers and contract manufacturers. These major components include the magnet, MRI electronics, ring gantry, radiation therapy heads, Cobalt-60 sources, multi-leaf collimators, patient-treatment table and computers. We also directly purchase minor components and parts. At the customer site, we assemble and integrate these components with our proprietary software and perform multiple levels of testing and qualification. The system undergoes a final acceptance test, which is performed in conjunction with the customer.

Many of the major subsystems and components of MRIdian are currently procured through single and sole source suppliers. Among these are the magnet, MRI electronics, MRI coils, ring gantry, Cobalt-60 sources and the patient-treatment table. We have entered into multi-year supply agreements for all major components and subsystems. Our restated joint development and supply agreement with Euromechanics Medical GmbH, as amended, has expired by its terms. We do not believe that that the expiration will have a negative impact on our manufacturing operations or business because we are currently negotiating an extension of the agreement and we are continuing to operate under the agreement as if the agreement had not expired during these negotiations. Except for the MRI power, control and image reconstruction subsystem, we own the design of all other major subsystems and components.

We manage our supplier relationships with scheduled business reviews and periodic program updates. We closely monitor supplier quality and delivery performance to ensure compliance with all MRIdian system specifications. We believe our supply chain has adequate capacity to meet our projected sales over the next several years.

Intellectual Property

The proprietary nature of, and protection for, MRIdian components, new technologies, processes and know-how are important to our business. Our policy is to seek patent protection in the United States and in certain foreign jurisdictions for our MRIdian systems and other technology where available and when appropriate. We also in-license technology, inventions and improvements we consider important to the development of our business.

We hold the exclusive worldwide license for certain patents and patent applications covering our combination of MRI and radiation therapy technologies. Specifically, we hold a license to three issued U.S. patents, 14 issued foreign patents (eight of which were issued in Great Britain, Germany, France and the Netherlands as a result of two patent applications filed and allowed through the European Patent Office), one allowed foreign application and four pending foreign patent applications at March 18, 2016. We own an additional eight issued U.S. patents, one allowed U.S. application, ten issued foreign patents, 19 pending U.S. patent applications and 72 pending foreign patent applications, and, at March 18, 2016, two of our foreign patent applications are allowed. Assuming all required fees are paid, individual patents or patent applications owned or licensed by us will expire between 2025 and 2037. We also have a joint ownership interest with Case Western Reserve University in one issued patent and one U.S. patent application.

Our portfolio includes patents and patent applications directed to system-wide aspects of MRIdian and to key aspects of its subsystems and components. The initial licensed patents for our core technology broadly cover the simultaneous use of MR imaging and isotopic external-beam radiation therapy. Such patents have been granted in the United States, Europe, Hong Kong, Australia and Japan, and additional related patent applications remain pending in China, Canada, the United States, Australia and Japan. We have issued U.S. and foreign patents and pending continuation applications of the licensed patents that extend this core technology to alternate beam technologies. Additionally, we have patents and patent applications that cover critical design elements including, among others, our approach to Cobalt IMRT, our methods for integrating MRI and the radiation delivery system, and the design of our disassemblable, or “pop apart”, magnet which enables the MRI sub-system to fit into most standard radiation therapy vaults. The U.S. patent application on our approach to Cobalt IMRT has been issued, the patent application on our split gradient coil has been issued in the United States, Japan, Australia and China and numerous applications on other design elements are pending in the United States and foreign jurisdictions. In addition, we have U.S. and Australian patents and U.S. and foreign patent applications that cover the use of MRI imaging at a frequency sufficient to account for real-time organ motion to provide video rate tissue tracking in disciplines outside of radiation therapy.  Many of the patents and applications in our portfolio covering aspects of the MRIdian system also cover the MRIdian linac technology under development.  In addition, we have patents issued in the U.S., Australia, Japan and China, and additional applications pending in the U.S. and foreign jurisdictions, specifically directed to technology enabling the MRIdian linac technology’s combination of MRI and linear accelerator technology.

We continue to review new technological developments in our system and in the field as a whole in order to make decisions about what filings would be most appropriate for us. An additional key component of our intellectual property is our proprietary software used in planning and delivering MRIdian’s therapeutic radiation dose.

In December 2004, we entered into a licensing agreement with the University of Florida Research Foundation, Inc., or UFRF, whereby UFRF granted us a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,653 shares of common stock and a royalty from sales of products developed and sold by us utilizing the licensed patents. We were obligated to meet certain product development and commercialization milestones by various dates through December 31, 2014. The significant milestones met prior to December 31, 2013 included: (i) completion of a business plan and Small Business Technology Transfer grant application; (ii) securing a minimum of $20.0 million venture financing; (iii) successful relocation and build out of our headquarters; (iv) receipt of the first magnet from an OEM partner; (v) hiring of a chief executive officer with industry experience in developing and commercializing similar products; and (vi) filing for FDA approval. The final milestone, which required us to recognize the first commercial sale of the MRIdian system to retail customers by December 31, 2014, was met during the year ended December 31, 2013. If these milestones had not been accomplished, UFRF would have had the right to terminate the licensing agreement. Royalty payments are based on 1% of net sales, defined as the amount collected on sales of licensed products and/or licensed processes after deducting trade and/or quantity discounts, credits on returns and allowances, outbound transportation costs paid and sales tax. Minimum quarterly royalty payments of $50,000 commenced with the quarter ended March 31, 2014 and are payable in advance. Minimum royalties paid in any calendar year will be credited against earned royalties for such calendar year. The royalty payments continue until the earlier of (i) the date that no licensed patents remain enforceable or (ii) the payment of earned royalties, once begun in 2014, cease for more than four consecutive calendars quarters.

In addition to our patents, we also rely upon trade secrets, know-how, trademarks, copyright protection and continuing technological and licensing opportunities to develop and maintain our competitive position. We have periodically monitored and continue to monitor the activities of our competitors and other third parties with respect to their use of intellectual property. We require our employees, consultants and outside scientific collaborators to execute confidentiality and invention assignment agreements upon commencing employment or consulting relationships with us. Despite these safeguards, any of our know-how or trade secrets not protected by a patent could be disclosed to, or independently developed by, a competitor.

Coverage and Reimbursement

We believe that reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment, including MRIdian. Payments for standard radiation therapy treatments using MRIdian, including 3D-CRT, IMRT and SBRT, are generally covered and reimbursed under existing Current Procedural Terminology, or CPT, codes and coverage policies currently in place. User experience to date indicates that our initial customers have treated a wide spectrum of different patients and treatment modalities using MRIdian. Physicians use the MRIdian system’s on-board MRI to perform a complex simulation weekly for IMRT or daily for SBRT, special physics consult and adaptive re-planning. Each of these are distinct procedures which can be billed by physicians using existing CPT codes, so long as such procedures meet medical necessity and other coverage criteria as established by government and other third-party payors.

Third-party payors, including governmental healthcare programs such as Medicare and Medicaid, establish coverage policies and reimbursement rates for diagnostic examinations and therapeutic procedures performed by physicians in hospitals and free-standing clinics. Private insurers often model their payment rates and coverage policies based on those established by the government. The U.S. Congress from time to time considers various Medicare and other healthcare reform proposals that could affect both private and public third-party payor coverage and reimbursement for healthcare services provided in hospitals and clinics. In addition, third-party payors regularly update reimbursement amounts, including annual updates to payments to physicians, hospitals and clinics for medical procedures, including radiation treatments using MRIdian.

The changes to simplify the billing for conventional radiation therapy and IMRT by the Centers for Medicare & Medicaid Services, or CMS, in its final rule for the Hospital Outpatient Prospective Payment System, or HOPPS, effective January 1, 2015, are further indicative of an overall U.S. health policy trend towards cost containment. Whether this trend results in capitated payments per patient or case payment per procedure, we believe MRIdian’s capability of enabling physicians to visualize the treatment area and adapt therapy in real-time to maximize the clinical benefit to the patient will result in cost savings to both providers and third-party payors.

We plan to work with our customers to collect and publish data on clinical results for patients who have undergone procedures on MRIdian. We are currently sponsoring a study that is estimated to be completed in 2017 at Washington University in St. Louis to compare MRIdian to other IGRT systems, and we plan to continue to support further studies to demonstrate the benefits of MRI-guided radiation therapy and adaptive treatment planning. As data accumulate from the use of our system, we plan to work with professional healthcare organizations to further support global marketing efforts, additional product clearances, approvals and/or registrations and potential improvements in reimbursement. Additionally, we currently provide reimbursement support to our customers through a third-party vendor.

Foreign Reimbursement Regulations

Internationally, reimbursement and healthcare payment systems vary from country to country and include single-payor, government managed systems as well as systems in which private payors and government-managed systems exist side-by-side. In general, the process of obtaining coverage approvals is slower outside of the United States. Our ability to achieve adoption of MRIdian as well as significant sales volume in international markets we enter will depend in part on the availability of reimbursement for procedures performed using MRIdian.

Research and Development

Continued innovation and development of advanced technologies is critical to our goal of making MRI-guided radiation therapy the standard of care for cancer treatment. Our current development activities include improvements in and expansion of product capabilities, continued clinical workflow refinements, design improvements to reduce system costs and improvements in reliability.

The modular design of MRIdian enables the development of new capabilities and performance enhancements by generally allowing each subsystem to evolve within the overall platform design. Access to regular MRIdian upgrades protects customer investment in MRIdian, and facilitates the adoption of new features and capabilities among existing installed base customers.

In March 2016, we announced the development of a linear accelerator version of our MRIdian technology. To date, we have achieved critical milestones in the development of this combined MRI and linac technology, including human imaging testing, delivery of radiation beams in a magnetic field using a linear accelerator and modification of the treatment planning system to incorporate linac technology.  Other significant technology incorporated into the MRIdian linac technology includes radio frequency “cloaking” technology to preserve the integrity of the MR image quality in the presence of radio frequencies emitted by the linear accelerator, magnetic shielding technology to enable undistorted delivery of radiation, double-focused multi-leaf collimator technology for the delivery of sharp radiation beams and incorporation of the existing MRIdian proprietary “pop-apart” magnet design.

During development, we plan to offer a limited number of MRIdian systems with linac technology for non-clinical research purposes.

We are designing the linac technology such that our commercially-available cobalt-based MRIdian systems should be able to be modified to incorporate the linac technology.  We are in the process of preparing marketing applications for submission in 2016 for

510(k) marketing clearance by the FDA and for CE marking in the European Union, as required for commercial launch of this technology.

We believe the MRIdian linac technology, when commercially available, will broaden our addressable market, accelerate our sales cycle, accelerate backlog conversion time and improve gross margins.

In addition, we believe our existing and expanding IP portfolio will enable us to continuously develop innovative technologies to further strengthen the differentiation of MRIdian in the marketplace. Magnetic resonance imaging is a powerful and versatile measurement technique and is widely used throughout radiology and medicine because of its ability to generate information about tissues and disease states.

At December 31, 2015, we had a total of 41 employees in our research and development departments. Research and development expenses were $10.4 million, $9.4 million and $8.8 million during the years ended December 31, 2015, 2014 and 2013, respectively. We plan to continue to increase our investment in research and development in future periods.

Government Regulation

U.S. Medical Device Regulation and Nuclear Materials Regulation

As a manufacturer and seller of medical devices and devices that deliver radiation, we and some of our suppliers and distributors are subject to extensive and rigorous regulation by the FDA, the NRC, other federal, state and local authorities in the United States and foreign regulatory authorities. Regulations promulgated by the FDA relating to medical devices and radiation-producing devices govern, among other things, the following activities that we perform or that are performed on our behalf, and that we will continue to perform or have performed on our behalf:

•	product design, development and testing;
•	manufacturing;
•	approval or clearance;
•	packaging, labeling and storage;
•	marketing, advertising and promotion;
•	distribution, including importing and exporting;
•	installation;
•	possession and disposal;
•	record keeping;
•	service and surveillance, including post-approval monitoring and reporting;
•	complaint handling; and
•	repair or recall of products and issuance of field safety corrective actions.

FDA Clearance and Approval of Medical Devices

The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. Unless an exemption applies, the FDA requires that all new medical devices and all marketed medical devices that have been significantly changed, or that will be marketed with a new indication for use, obtain either clearance via a 510(k) pre-market notification or approval via a Premarket Approval, or PMA, application before the manufacturer may commercially distribute the product in the United States. The type of marketing authorization necessary is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes. Devices deemed to pose the lowest risk are placed in Class I, and most Class I devices are exempt from premarket notification requirements. Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of regulations referred to as General Controls, which require compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, and regulations regarding facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. However, some Class I devices, called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Moderate risk devices are placed in Class II and are subject to General Controls as well as Special Controls, which can include performance standards, guidelines and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDCA.

Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in Class III. Class III devices require FDA approval of a PMA prior to marketing.

MRIdian is a Class II medical device subject to the 510(k) clearance process.

510(k) clearance process. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent” to either:

•	a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted; or
•	another commercially available, similar device that was cleared through the 510(k) process.

To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence.

The process of obtaining 510(k) clearance usually takes from three to 12 months from the date the application is filed and generally requires submitting supporting design and test data, which can be extensive and can prolong the process for a considerable period of time. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device. We received our 510(k) clearances for the treatment planning and delivery software system in January 2011 and for MRIdian in May 2012.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in the intended use of the device, may require a new 510(k) clearance or, depending on the modification, could require approval of a PMA. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with the manufacturer’s decision, it may retroactively require the manufacturer to submit a request for 510(k) clearance or PMA approval and can require the manufacturer to cease marketing and/or recall the product until 510(k) clearance or PMA approval is obtained. Since obtaining 510(k) clearances in 2011 and 2012, we have made changes to MRIdian that we believe do not require new 510(k) clearance.

We are in the process of preparing marketing application for submission in 2016 for 510(k) clearance by the FDA for our linac technology.

Premarket application approval process. Submission and approval of a PMA is required before marketing of a Class III product may proceed. Under the PMA application process, the applicant must generally conduct at least one clinical investigation and submit extensive data and clinical information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction. Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical trial data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies. The PMA process is much more demanding than the 510(k) premarket notification process.

Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. Overall, the PMA application process typically takes between one to three years, but may take significantly longer. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, user training requirements, restrictions on promotion, sale and distribution, and requirements for the collection of long-term follow-up data.

MRIdian is not currently approved under a PMA approval, and we have no plans for any indication or system improvements or extensions that we believe would require a PMA.

Clinical trials. Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. Such trials require submission of an investigational device exemption, or IDE, application to the FDA for a specified number of patients and study sites, unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. If an IDE is required, the FDA and the appropriate institutional review boards, or IRBs, at the clinical sites must approve the study before clinical trials may begin. If the device is considered a non-significant risk device, IDE submission to FDA is not required. Instead, only approval from the IRB overseeing the clinical trial is required. Clinical trials are subject to extensive monitoring, record keeping and reporting requirements. Clinical trials must be conducted under the oversight of an IRB for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, the patient’s informed consent must be obtained in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. The clinical trial sponsor, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and effectiveness of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product.

Continuing FDA regulation. Any devices we manufacture or distribute pursuant to 510(k) clearance or PMA approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions.

In addition, our manufacturing operations for medical devices and those of our suppliers must comply with the FDA’s QSR. The QSR requires that each manufacturer, including third party manufacturers, establish and implement a quality system by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures. Among other things, the QSR requires that manufacturers establish performance requirements before production and follow stringent requirements applicable to the device design, testing, production, control, record keeping, documentation, labeling and installation, as well as supplier/contractor selection, complaint handling and other quality assurance procedures during all aspects of the manufacturing process. Compliance with the QSR is necessary to be able to continue to market medical devices that have received FDA approval or clearance, and to receive FDA clearance or approval to market new or significantly modified medical devices. The FDA makes announced and unannounced inspections of medical device manufacturers, and these inspections may include the manufacturing facilities of subcontractors. Following an inspection, the FDA may issue reports, known as FDA Form 483 reports, listing the investigator’s observations of conditions or practices which indicate the possibility that an FDA-regulated product may be in violation of FDA’s requirements. FDA may also issue warning letters documenting regulatory violations observed during an inspection. The manufacturer’s failure to adequately respond to such reports or warning letters may result in FDA enforcement action against the manufacturer and related consequences, including, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, FDA refusal to grant 510(k) clearance or PMA approval to new devices, withdrawal of existing clearances or approvals, and criminal prosecution.

Manufacturers must also comply with post-market surveillance regulations, including medical device reporting regulations, which require that manufacturers review and report to the FDA any incident in which their device may have caused or contributed to a death or serious injury, or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. In addition, corrections and removal reporting regulations require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act that may present a risk to health. The FDA may also order a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death.

The FDA and the Federal Trade Commission, or FTC, also regulate the promotion and advertising of MRIdian. In general, we may not promote or advertise MRIdian for uses not within the scope of our clearances or approvals or make unsupported safety and effectiveness claims.

Failure to comply with applicable FDA requirements, including delays in or failures to report incidents to the FDA or off-label promotion, can result in enforcement action by the FDA, which can include any of the following sanctions:

•	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•	customer notifications or repair, replacement, refunds, recall, administrative detention or seizure of our MRIdian systems;

•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying requests for 510(k) clearance or PMA approval of new or modified products;
•	withdrawing 510(k) clearances or PMA approvals that have already been granted;
•	refusal to grant export approval for products; or
•	criminal prosecution.

Radiological health. We are also regulated by the FDA under the Electronic Product Radiation Control provisions of the FDCA because MRIdian contains gamma radiation producing components, and because we assemble these components during manufacturing and service activities. The Electronic Product Radiation Control provisions require gamma radiation producing products to comply with certain regulations and applicable performance standards. Manufacturers are required to certify in product labeling and reports to the FDA that their products comply with all necessary standards as well as maintain manufacturing, testing and sales records for their products. The Electronic Product Radiation Control provisions also require manufacturers to report product defects and affix appropriate labeling to covered products. Failure to comply with these requirements could result in enforcement action by the FDA, which can include any of the sanctions described above.

Nuclear Regulatory Commission and U.S. State Agencies

In the United States, as a manufacturer of medical devices and devices utilizing radioactive byproduct material (i.e. depleted uranium shielding and Cobalt-60 sources) we are subject to extensive regulation by not only federal governmental authorities, such as the NRC, but also by state and local governmental authorities, such as the Ohio Department of Health, to ensure such devices are safe and effective. In Ohio, the Department of Health, by agreement with the NRC, regulates the possession, use, and disposal of radioactive byproduct material as well as the manufacture of devices containing radioactive sealed sources to ensure compliance with state and federal laws and regulations. We have received sealed source device approval from the Ohio Department of Health for MRIdian and have entered into a standby letter of credit with PNC for $103,000 to provide certification of financial assurance for decommissioning Cobalt-60 radioactive materials in accordance with Ohio Department of Health regulations. We and/or our supplier of radiation sources must also comply with NRC and U.S. Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of MRIdian. Compliance with NRC, state and local requirements is required for distribution, installation, use and service within each state that we intend to install MRIdian systems.

Existing radiation therapy facilities practicing nuclear medicine, brachytherapy or Gamma Knife therapy are already required to have necessary NRC and/or state licenses and a radiation safety program requiring compliance to various provisions under NRC regulations at Part 35 of Title 10 of the Code of Federal Regulations (“Medical uses of byproduct material”). Use of MRIdian is regulated under Section 35.1000 of NRC’s regulations (“Other medical uses of byproduct material or radiation from byproduct material”). In 2013, the NRC released a licensing guidance under its regulations to guide our customers in the NRC requirements applicable to the use of MRIdian. We believe that this guidance is favorable in that it is consistent with clinical use of existing image-guided radiation therapy devices.

Moreover, our use, management, and disposal of certain radioactive substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material. We believe that we are in compliance with all federal and state regulations for this purpose.

Outside the United States, various laws apply to the import, distribution, installation and use of MRIdian, in consideration of the nuclear materials within MRIdian.

U.S. Privacy and Security Laws

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Further, “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity are also subject to certain HIPAA privacy and security standards. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

U.S. Fraud and Abuse Laws and Regulations

The healthcare industry is also subject to a number of fraud and abuse laws and regulations, including physician anti-kickback, false claims and physician payment transparency laws. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal healthcare programs and significant monetary penalties, among others. These laws, among other things, constrain the sales, marketing and other promotional activities of manufacturers of medical products, such as us, by limiting the kinds of financial arrangements we may have with hospitals, physicians and other potential purchasers of medical products who may seek reimbursement from a federal or state health care program such as Medicare or Medicaid.

Anti-kickback laws. The federal Anti-Kickback Statute makes it a criminal offense to knowingly and willfully solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase, order, lease of any good, facility, item or service, that are reimbursable by a state or federal health care program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to the purchase of medical devices from a particular manufacturer or the referral of patients to a particular supplier of diagnostic services utilizing such devices. Although, there are established statutory exceptions and regulatory safe harbors that define certain financial transactions and practices that are not subject to the Anti-Kickback Statute, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances.

Generally, courts have taken a broad interpretation of the scope of the Anti-Kickback Statute, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce referrals or purchases. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Violations of this law are punishable by up to five years in prison, and can also result in criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Many states have also adopted statutes similar to the federal Anti-Kickback Statute, some of which apply to payments in connection with the referral of patients for healthcare items or services reimbursed by any source, not only governmental payor programs.

False Claims Act. The federal civil False Claims Act prohibits anyone from knowingly and willfully presenting, or causing to be presented, claims for payment, that are false or fraudulent, for services not provided as claimed. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $5,500 to $11,000 for each separate false claim, and may be excluded from participation in federal health care programs, and, although the federal False Claims Act is a civil statute, violations may also implicate various federal criminal statutes. Several states have also adopted comparable state false claims act, some of which apply to all payors.

Civil monetary penalties laws. The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Other fraud and abuse laws. HIPAA also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the intent standard for certain healthcare fraud statutes under HIPAA was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Physician payment transparency laws. There has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers and entities. The Affordable Care Act, among other things, imposed new reporting requirements on certain manufacturers, including certain device manufacturers, for payments provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures.” Device manufacturers must submit reports by the 90th day of each calendar year.

Certain states also mandate implementation of compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare providers and entities.

The laws and regulations and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes may have on our business. In addition, new laws and regulations may be adopted which adversely affect our business. There has been a trend in recent years, both in the United States and internationally, toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers and requirements regarding protection and confidentiality of personal data.

State Certificate of Need Laws

In some states, a certificate of need, or CON, or similar regulatory approval is required by hospitals and other healthcare providers prior to the acquisition of high-cost capital items, including MRIdian, or the provision of new services. These laws generally require appropriate state agency determination of public need and approval prior to the acquisition of such capital items or addition of new services. CON requirements may preclude our customers from acquiring, or significantly delay acquisition of, MRIdian and/or from performing treatments using MRIdian. CON laws are the subject of ongoing legislative activity, and a significant increase in the number of states regulating the offering and use of MRIdian through CON or similar requirements could adversely affect us.

Healthcare Reform

In the United States and foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system seeking, among other things, to reduce healthcare costs that could affect our results of operations.

By way of example, in the United States, the Affordable Care Act was signed into law in March 2010, which is expected to substantially change the way healthcare is delivered and financed by both governmental and private insurers. Among other things, the Affordable Care Act:

•

imposed an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States which, due to subsequent legislative amendments, has been suspended from January 1, 2016 to December 31, 2017, and, absent further legislative action, will be reinstated starting January 1, 2018;

•	established a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;
•

implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and

•	created an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for MRIdian or additional pricing pressure.

Foreign Regulation of Medical Devices

Our activities outside the United States are subject to regulatory requirements that vary from country to country and frequently differ significantly from those in the United States. Failure to obtain and maintain regulatory approval or clearance in any foreign country in which we market or plan to market MRIdian may have a negative effect on our ability to generate revenue and harm our business.

In general, MRIdian is regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA and the FTC. In addition, in foreign countries where we have operations or sell MRIdian, we are subject to laws and regulations applicable to manufacturers of medical devices, radiation producing devices and to the healthcare industry, and laws and regulation of general applicability relating to environmental protection, safe working conditions, manufacturing practices and other matters. These laws and regulations are often comparable to, or more stringent than U.S. laws and regulations. Our sales of MRIdian in foreign countries are also subject to regulation of matters such as product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We rely in some countries on our foreign distributors to assist us in complying with applicable regulatory requirements.

Regulation in the EU

In the European Union, or EU, we are required under the European Medical Device Directive (Council Directive 93/42/EEC) to affix the CE mark to our MRIdian systems in order to sell the MRIdian systems in member countries of the EU. The CE mark is an international symbol that represents adherence to certain essential principles of safety and effectiveness mandated in the European Medical Device Directive (the so-called “essential requirements”). Once affixed, the CE mark enables a product to be sold within the European Economic Area, which is composed of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein.

To demonstrate compliance with the essential requirements, we must undergo a conformity assessment procedure which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile) where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the EEA to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

We received the CE Certificate of Conformity from our Notified Body in November 2014, allowing us to affix the CE mark to MRIdian in order to sell it throughout the EEA.

If we modify MRIdian we may need to undergo a new conformity assessment procedure to be able to affix the CE mark to the modified product. Additionally, we will need to undergo new conformity assessments for any new products that we may develop in the future before we are able to affix the CE mark to these new products. We are in the process of preparing marketing applications for submission in 2016 for CE marking in the European Union, as required for our MRIdian linac technology.  We cannot be certain that the outcome of these conformity assessments will be positive and that we will be able to affix the CE mark for modified or new products or that we will continue to meet the quality and safety standards required to maintain the CE marks that we already have or may have in the future. In addition, if we are unable to affix the CE mark to our future products, we would be unable to sell them in EU member countries.

Regulation in Other Countries

We will be subject to additional regulations in foreign countries in which we intend to market, sell and import MRIdian. We or our distributors must receive all necessary approvals or clearance prior to marketing and importing MRIdian in those international markets. We received a license and permission to import MRIdian into the United Arab Emirates in December 2014. We received regulatory approval in Italy in January 2015, Korea in September 2015 and are currently seeking government approval to market MRIdian in China and Japan. We will seek approvals in other countries as may be required in the future.

The International Standards Organization promulgates internationally recognized standards, including those for the requirements of quality systems. We are certified to the ISO 13485:2003 standard, which specify the quality system requirements for medical device manufacturers. To support our ISO certifications, we are subject to surveillance audits by a Notified Body yearly and recertification audits every three years that assess our continued compliance with the relevant ISO standards. Our most recent recertification audit occurred in March 2015.

Employees

At December 31, 2015, we had 106 full-time employees. Within our workforce at December 31, 2015, 41 employees are engaged in research and development and 65 employees in business development, finance, human resources, facilities and general management and administration. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Item 1A. RISK FACTORS

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing the Company.

Risks Related to Our Business and Strategy

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern.

We have historically incurred substantial net losses, including net losses of $45.0 million, $33.8 million and $27.2 million during the years ended December 31, 2015, 2014 and 2013 respectively. We expect our net losses to continue as a result of ongoing expansion of our commercial operations, including increased manufacturing, sales and marketing costs. These net losses have had, and will continue to have, a negative impact on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability could harm our business, financial condition, results of operations and cash flows.

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

We rely solely on the commercialization of MRIdian to generate revenue, and we expect to generate substantially all of our revenue in the future from sales of MRIdian. We have installed only five systems, four of which are currently treating patients. During the year ended December 31, 2015, we recognized revenue of $10.4 million from installed MRIdian systems at the Sylvester Comprehensive Cancer Center at the University of Miami and at Seoul National University Hospital, South Korea. In order to successfully commercialize MRIdian, we will need to continue to expand our marketing efforts to develop new relationships and expand existing relationships with customers, to receive clearance or approval for MRIdian in additional countries, to achieve and maintain compliance with all applicable regulatory requirements and to develop and commercialize new features for MRIdian. We cannot assure you that we will be able to achieve or maintain profitability. If we fail to successfully commercialize MRIdian, we may never receive a return on the substantial investments in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance we have made, as well as further investments we intend to make, which may cause us to fail to generate revenue and gain economies of scale from such investments.

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

We have limited experience in marketing and selling MRIdian. We have only been selling MRIdian since 2013 and of five MRIdian systems installed to date, the four that we have used to treat patients have only done so since early 2014. In addition, MRIdian is a new technology in the radiation therapy systems sector and our future sales will largely depend on our ability to increase our marketing efforts and adequately address our customers’ needs. We believe it is necessary to maintain a sales force that includes sales representatives with specific technical backgrounds that can support our customers’ needs. We will also need to attract and develop sales and marketing personnel with industry expertise. Competition for such employees is intense and we may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of MRIdian and we may never generate sufficient revenue to achieve or sustain profitability.

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
•

fluctuations in our gross margins and the factors that contribute to such fluctuations, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Annual Report;

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

Each MRIdian is a major capital equipment item and is subject to a lengthy sales cycle. The time from initial customer contact to execution of a contract can take 18 to 24 months or more. Following execution of a contract, it generally takes nine to 12 months for a customer to customize an existing facility or construct a new vault, which is inclusive of the time from when a customer places the order to when the system is delivered. During this time, facilities support and transitioning, as well as permitting, are typically required, which can take several months. The time required to customize an existing facility prior to installation, including modifications of a standard vault to accommodate an MRI, is currently three months. If a customer does not have an existing vault available, it may take longer to construct a new vault. In some cases customers may request installation for a date later in the future to meet their own clinical or business requirements.  Upon the commencement of installation at a customer’s facility, it typically takes forty-five to ninety days to complete the installation and on-site testing of the system, including the completion of acceptance test procedures. If a small number of customers defer installation of a MRIdian for even a short period, recognition of a significant amount of revenue may be deferred to a subsequent period. Because our operating costs are relatively fixed, our inability to recognize revenue in a particular period may impact our profitability in that period. As a result, the inability to recognize revenue in a particular period may make it difficult to compare our operating results with prior periods. The price of a MRIdian requires a portion of our target customers to obtain outside financing before committing to purchase a MRIdian system. Such financing may be difficult for our customers to obtain in any given period, if at all. The requirement of site-specific modifications or construction may also delay adoption or overall demand. In addition, while we believe that our backlog of orders provides a better measure at any particular point in time of the long-term performance prospects of our business than our operating results for a particular period, investors may attribute significant weight to our operating results for a particular period, which may be volatile and as a result cause fluctuations in our stock price.

The commercial introduction of the MRIdian linac technology may not accelerate the current sales cycle.

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

We define backlog as the accumulation of all orders for which revenue has not been recognized and we consider valid. The determination of backlog includes, among other factors, our subjective judgment about the likelihood of an order becoming revenue and the regulatory approval required in the customer’s jurisdiction, if any. Our judgments in this area have been, and in the future may be, incorrect and we cannot assure you that, for any order included in backlog, we will recognize revenue with respect to such order. In addition, orders can be delayed for a number of reasons, many of which are beyond our control, including supplier delays which may cause delays in our manufacturing process, customer delays in commencing or completing construction of its facility, delays in obtaining zoning or other approvals and delays in obtaining financing. We may not be aware of these delays affecting our suppliers and customers and as a result may not consider them when evaluating the contemporaneous effect on backlog. Moreover, orders generally do not have firm dates by when a customer must take delivery, which could allow a customer to delay the order without cancelling the contract. We believe the introduction of our MRIdian linac technology will increase the number of orders we receive and accelerate the conversion of orders in backlog; however, customers with orders in the backlog currently may delay their installations until the MRIdian linac technology becomes available or is proven to perform well after installation. Further, our backlog could be reduced due to cancellation of orders by customers. Should a cancellation occur, our backlog and anticipated revenue would be reduced unless we were able to replace such order. Reported reductions in our backlog could negatively impact our future results of operations or the price of our common stock.

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

Moreover, our gross margins may decline in a given period due in part to significant replacement rates for components, resulting in increased warranty expense, negative profit margins on service contracts and customer dissatisfaction. If we are unable to reduce our expenses and improve or maintain quality and reliability, our profitability may be negatively impacted. Additionally, we may face increased demands for compensation from customers who are not satisfied with the quality and reliability of MRIdian, which could increase our service costs or require us to issue credits against future service payments and negatively impact future product sales. For example, we may have to extend a warranty period due to our failure to meet up-time requirements. We are currently implementing programs to reduce the cost of our MRIdian product; however, we may be unable to reduce our product cost as quickly as we anticipate and in some instances may experience increases in costs from our suppliers.

We believe that our MRIdian linac technology could significantly reduce product costs and increase gross margins; however, if we cannot fully implement MRI linac technology into our products, or if we are delayed or prevented from selling products incorporating MRI linac technology due to FDA or other regulatory constraints, such lower product costs and higher gross margins may be delayed or may not materialize.  Even if we are able to implement cost reduction and quality improvement efforts successfully, our service operations may remain unprofitable given the relatively small size and geographic dispersion of our installed base, which prevents us from achieving significant economies of scale for the provision of services. If we are unable to continue to sell MRIdian at increasingly higher prices that result in higher gross margins, we may never become profitable.

We may not be able to develop new products or enhance the capabilities of MRIdian to keep pace with our industry’s rapidly changing technology and customer requirements.

Our industry is characterized by rapid technological changes, new product introductions and enhancements and evolving industry standards. Our business prospects depend on our ability to develop new products and applications for our technology in new markets that develop as a result of technological and scientific advances, while improving the performance and cost-effectiveness of MRIdian. New technologies, techniques or products could emerge that might offer better combinations of price and performance than MRIdian systems. The market for radiation therapy treatment products is characterized by rapid innovation and advancement in technology. It is important that we anticipate changes in technology and market demand, as well as physician, hospital and healthcare provider practices to successfully develop, obtain clearance or approval, if required, and successfully introduce new, enhanced and competitive technologies to meet our prospective customers’ needs on a timely and cost-effective basis. Nevertheless, we must carefully manage our introduction of new products. If potential customers believe that such products will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products are available, such as the MRI linac technology.  We believe the introduction of MRI linac technology will increase our sales; however, customers with orders in the backlog may delay their installations until the MRIdian linac technology becomes available or is proven to perform well after installation. Furthermore, we may experience delays in upgrading the current MRIdian systems with the MRIdian linac technology. We may also have excess or obsolete inventory as we transition to new products, and we have no experience in managing product transitions. If we do not successfully innovate and introduce new technology into our anticipated product lines, such as the MRIdian linac technology, or effectively manage the transitions of our technology to new product offerings, our business, financial condition and results of operations could be harmed.

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

We rely on several sole suppliers, including Japan Superconductor Technology, Inc., Siemens AG, Best Theratronics Ltd., Tesla Engineering Limited, PEKO Precision Products, Inc. and Quality Electrodynamics, LLC, for certain components of MRIdian. These sole suppliers, and any of our other suppliers, may be unwilling or unable to supply components of MRIdian to us reliably and at the levels we anticipate or are required by the market. For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. Any such interruption could harm our reputation, business, financial condition and results of operations.

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

The Medicare program is increasingly used as a model for how private payors and other governmental payors develop their coverage and reimbursement policies for medical services and procedures. Medicare coverage of advanced and conventional radiation therapies using MRIdian currently varies depending upon the geographic location in which the services are provided. CMS has not adopted national coverage determination for such therapies that would determine coverage nationally. In the absence of such a national coverage determination, Medicare Administrative Contractors, or MACs, with jurisdiction over specific geographic regions have the discretion to determine whether and when the use of MRI-guided radiation therapy will be considered medically necessary and covered in their respective regions. A number of MACs have adopted or proposed local coverage determinations covering MRI-guided radiation therapy. However, these local coverage determinations do not ensure that coverage will be available for MRI-guided radiation therapy for all types of cancer as the coverage policies may limit coverage to only certain types of cancer.

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

With respect to hospital payments, in its final rule for the Hospital Outpatient Prospective Payment System, or HOPPS, effective January 1, 2015, CMS implemented changes in the coding system to simplify the billing of conventional radiation therapy performed in the hospital outpatient setting into three levels—simple, intermediate or complex—and to simplify the billing of intensity modulated radiation therapy, or IMRT, into two levels, simple or complex. Simple IMRT treatments (e.g., breast and prostate) may be paid at a lower rate than complex IMRT, which includes all other disease sites. We believe that MRIdian will continue to be used for a higher proportion of complex treatments than other radiation therapy systems, and accordingly, we believe that the new HOPPS rules will have a minimal impact on our customers.

On October 30, 2015, CMS issued the final rule for 2016 Medicare payment rates for hospital outpatient services, physicians, and services performed in the freestanding center setting. The final rule included certain proposals that impact reimbursement rates for radiation therapy services, which have resulted in small changes in reimbursement in the freestanding center setting. These coding changes were implemented in 2016 and do not appear to be significant for services delivered with our products.

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

Based on our current business plan, we believe the net proceeds from the Private Placement, together with our current cash and cash equivalents, cash receipts from sales of MRIdian systems and additional available draw down from the CRG Term Loan, will enable us to conduct our planned operations for at least the next 12 months. The additional available draw down from the CRG Term Loan is available in an amount of either $10.0 million or $15.0 million in up to two advances at our option upon achieving a minimum of $15.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before March 31, 2016.  Furthermore, an additional $5.0 million (or $10.0 million, if the previous draw was only in an amount of $10.0 million) is available for draw down at our option upon achieving a minimum of $25.0 million aggregate product and service revenue during any consecutive 12 month period ending on or before December 31, 2016 and upon execution of the first sales contract of our second generation product.  On March 21, 2016, we achieved the minimum $15.0 million gross revenue requirement which makes the first $15.0 million of the remaining $20.0 million immediately available for draw down.  If our available cash balances, net proceeds from the Private Placement and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for MRIdian as a result of lower than currently expected rates of reimbursement from commercial third-party payors and government payors or due to other risks described herein, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

•	increase our sales and marketing efforts to increase market adoption of MRIdian and address competitive developments;
•	provide for supply and inventory costs associated with plans to accommodate potential increases in demand for MRIdian systems;
•	fund development and marketing efforts of any future products and technologies, including MRIdian linac technology, or additional features to then-current products;

•	acquire, license or invest in new technologies;
•	acquire or invest in complementary businesses or assets; and
•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth and improve gross margins;
•	our rate of progress in establishing coverage and reimbursement arrangements with domestic and international commercial third-party payors and government payors;
•	the cost of expanding our operations and offerings, including our sales and marketing efforts;
•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of MRIdian;
•	the cost of research and development activities;
•	the effect of competing technological and market developments;
•	costs related to international expansion; and
•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to MRIdian.

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

We have incurred, and will continue to incur significant costs as a result of operating as a public company and our management expects to continue to devote substantial time to public company compliance programs.

As a public company, we have incurred, and will continue to incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the OTC Markets. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel have devoted, and will continue to devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and as a result of the new corporate governance and executive compensation related rules, regulations and guidelines prompted by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will continue to cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

To comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring additional accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls could negatively impact the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, our common stock may not be able to remain eligible for quotation on the OTC Markets or meet the eligibility requirements for NASDAQ.

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

Our loan and security agreement with Capital Royalty Partners II L.P., Capital Royalty Partners II - Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P., or together with their successors by assignment, CRG, contains operating and financial covenants that may restrict our business and financing activities.

At December 31, 2015, we had $30.0 million in outstanding debt to CRG. Borrowings under our loan and security agreement with CRG are secured by substantially all of our personal property, including our intellectual property. Our loan and security agreement restricts our ability to, among other things:

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

At December 31, 2015, we had federal net operating loss carryforwards, or NOLs, of $170.1 million, which begin to expire in the year ended December 31, 2024, and $111.8 million related to state net operating loss carryforwards, which begin to expire in the year ended December 31, 2019. We also had federal research and development tax credit carryforwards of $2.5 million for the year ended December 31, 2015. These credits expire at various dates through the year ending December 31, 2024. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe we have experienced at least one ownership change in the past. We are currently analyzing the tax impacts of such ownership change on our federal NOLs and credit carryforwards. Future changes in our stock ownership, including this or future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be limited under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

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

In addition to our marketing and sales of MRIdian in the United States, we also market MRIdian in North America, Europe and the Pacific Rim, with contracts signed with customers and distributors in Taiwan, Turkey, Korea, China, the United Arab Emirates, Hong Kong, Japan, Italy and Russia. Our international business operations are subject to a variety of risks, including:

•	difficulties in staffing and managing foreign and geographically dispersed operations;
•	having to comply with various U.S. and international laws, including export control laws and the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, and anti-money laundering laws;
•	differing regulatory requirements for obtaining clearances or approvals to market MRIdian and future product enhancements for MRIdian, including but not limited to, our MRIdian linac technology;

•	changes in uncertainties relating to foreign rules and regulations that may impact our ability to sell MRIdian, perform services or repatriate profits to the United States;
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

We hold the exclusive worldwide license for certain patents and applications covering our combination of MRI and radiation therapy technologies. Specifically, we hold a license to three issued U.S. patents, 14 issued foreign patents (eight of which were issued in Great Britain, Germany, France and the Netherlands as a result of two patent applications filed and allowed through the European Patent Office), one allowed foreign application and four pending foreign patent applications at March 18, 2016. We own an additional eight issued U.S. patents, one allowed U.S. application, ten issued foreign patents, 19 pending U.S. patent applications and 72 pending foreign patent applications, and, at March 18, 2016, two of our foreign patent applications are allowed. Assuming all required fees are paid, individual patents or patent applications owned or licensed by us will expire between 2025 and 2037. We also have a joint ownership interest with Case Western Reserve University in one issued patent and one U.S. patent application.

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

Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance, or possible PMA approval. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, PMA generally requires the performance of one or more clinical trials. Despite the time, effort and cost, we cannot assure you that any particular device will be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory approvals could harm our business.

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

As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. We have the right to affix the CE mark to MRIdian since November 2014. If we fail to remain in compliance with applicable European laws and directives, we would not be able to continue to affix the CE mark to MRIdian, which would prevent us from selling MRIdian within the EEA. We will also need to obtain regulatory approval in other foreign jurisdictions in which we plan to market and sell MRIdian.

Modifications to MRIdian and our future products may require new 510(k) clearances or PMA approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.

In the United States, we have obtained 510(k) premarket clearance from the FDA to market MRIdian for the provision of stereotactic radiosurgery and precision radiotherapy for lesions, tumors and conditions anywhere in the body where radiation treatment is indicated. Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. For example, we believe it necessary to submit a 510(k) premarket clearance application to the FDA prior to marketing a version of the MRIdian system that contains MRIdian linac technology.  The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to MRIdian in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required. We may make similar modifications or add additional features in the future that we believe do not require a new 510(k) clearance or approval of a PMA. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

Sales of our devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling MRIdian or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. We have applied for and received regulatory approval in Europe, the United Arab Emirates, Taiwan, Korea and Italy, where regulatory approval is required in addition to the CE mark, and are seeking regulatory approval to market MRIdian in China and Japan. We currently have orders to deliver MRIdian to customers in the United States, Taiwan, Korea, Italy and the United Arab Emirates, which we include in our backlog due to the status of each sales order and our regulatory approval processes in these countries. Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we plan to market MRIdian or that we will be able to do so on a timely basis. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations or approvals may significantly differ from FDA requirements. If we modify MRIdian, we or our distributors may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. If we or our distributors are unable to maintain our authorizations in a particular country, we will no longer be able to sell MRIdian in that country, which could harm our business.

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

In March 2010, the Affordable Care Act was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other things, the Affordable Care Act:

•

requires each medical device manufacturer to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices, which, due to subsequent legislative amendments, has been suspended from January 1, 2016 to December 31, 2017, and, absent further legislative action, will be reinstated starting January 1, 2018;

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for MRIdian or additional pricing pressure.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.

Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	commercial success and market acceptance of MRIdian;
•	success of our competitors in discovering, developing or commercializing products;
•	ability to commercialize or obtain regulatory approval for MRIdian linac technology, or delays in commercializing or obtaining regulatory approval;
•	strategic transactions undertaken by us;
•	additions or departures of key personnel;
•	product liability claims;
•	prevailing economic conditions;
•	disputes concerning our intellectual property or other proprietary rights;
•	FDA or other U.S. or foreign regulatory actions affecting us or the healthcare industry;
•	healthcare reform measures in the United States;
•	sales of our common stock by our officers, directors or significant stockholders;

•	future sales or issuances of equity or debt securities by us;
•	business disruptions caused by earthquakes, tornadoes or other natural disasters; and
•	issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

If our existing stockholders or optionholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after any applicable legal restrictions on resale lapse, the price of our common stock could decline. The perception in the market that these sales may occur could also cause the price of our common stock to decline. Based on shares of ViewRay common stock outstanding at December 31, 2015, we have outstanding a total of 38,204,960 shares of common stock.

In addition, based on the number of shares subject to outstanding awards under our 2008 Stock Option and Incentive Plan, or 2008 Plan, the number of shares subject to outstanding awards or available for issuance under our 2015 Equity Incentive Award Plan, or 2015 Plan, and our 2015 Employee Stock Purchase Plan, or 2015 ESPP, at December 31, 2015, 4,313,243 shares, 4,907,397 shares and 285,621 shares, respectively, of common stock that are either subject to outstanding options, outstanding but subject to vesting or reserved for future issuance under the 2008 Plan, 2015 Plan and 2015 ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. As further described in our Current Report on Form 8-K filed on July 29, 2015, as amended on August 13, 2015, we also plan to file a registration statement permitting shares of common stock issued pursuant to the 2008 Plan, 2015 Plan and 2015 ESPP to be freely resold by plan participants in the public market, subject to the applicable vesting schedules and, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act. The 2015 Plan contains provisions for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register. If the shares we may issue from time to time under the 2008 Plan, 2015 Plan, or 2015 ESPP are sold, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

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

As of the date of this report, our common stock is quoted on OTC Markets, OTCQB tier of OTC Markets Group Inc., an over-the-counter quotation system. In that venue, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock, and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the price for which you purchased them, at or near quoted bid prices, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

We have been conditionally approved to list our common stock on The NASDAQ Global Market, which we anticipate will occur on or about March 31, 2016.  Should we ultimately satisfy the initial listing standards for NASDAQ, or our common stock is otherwise rejected for listing thereon, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our common stock is and may continue to be subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

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

Based on the beneficial ownership of our common stock at December 31, 2015, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 82.4% of our common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

*    *    *

The risks above do not necessarily comprise all of those associated with an investment in us. This Annual Report contains forward looking statements that involve unknown risks, uncertainties and other factors that may cause our actual results, financial condition, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such a difference include, but are not limited to, those set out above.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Facilities

Our corporate headquarters are located in Oakwood Village, Ohio, where we lease and occupy approximately 41,000 square feet of office space. The current term of our Oakwood Village lease expires on October 31, 2017, with an option to extend the term through October 31, 2027. We also maintain an office in Mountain View, California, where we lease and occupy approximately 25,500 square feet of office space. The current term of our Mountain View lease expires on November 30, 2019. In connection with our Mountain View, California lease, we entered into a standby letter of credit with PNC Bank, National Association for $0.8 million, which is still outstanding at December 31, 2015.

We believe that our existing facilities are adequate for our current needs. When our leases expire, we may exercise our renewal option or look for additional or alternate space for our operations and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. LEGAL PROCEEDINGS

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of the date of this report, our common stock is quoted on the OTCQB tier of the OTC Markets Group Inc., under the symbol “VRAY,” which changed from “MRXC” on July 20, 2015. Prior to that, there was no public market for our common stock. Although our common stock is quoted on the OTCQB, there is a limited trading market for our common stock and there have been few trades in our common stock to date. Because our common stock is thinly traded, any reported sale prices may not be a true market-based valuation of our common stock. The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock, as reported by OTCQB, since the common stock commenced public trading:

	Common Stock
	High	Low

2015:
First Quarter	*	*
Second Quarter	*	*
Third Quarter	$7.50	$0.15
Fourth Quarter	$5.75	$3.25

*There was no market for our common stock during this period.

Stockholders

At March 3, 2016, we have 588 stockholders of record.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Sales of Unregistered Securities

We granted stock options and stock awards to employees, directors and consultants under the 2008 Plan and 2015 Plan covering an aggregate of 1,975,673 shares of common stock, at a weighted-average exercise price of $5.03 per share. Of these, options covering an aggregate of 139,093 shares were canceled without being exercised.

We sold an aggregate of 31,427 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $24,000 upon the exercise of stock options and stock awards in 2015.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data are qualified in their entirety by, and should be read in conjunction with, the more detailed information contained in the consolidated financial statements, the notes thereto and the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue:
Product	$9,620	$5,988	$2,253
Service	530	411	12
Grant	240	—	894
Total revenue	$10,390	$6,399	$3,159
Cost of revenue:
Product	12,673	8,176	8,173
Service	1,871	975	14
Total cost of revenue	14,544	9,151	8,187
Gross margin	$(4,154)	$(2,752)	$(5,028)
Operating expenses:
Research and development(1)	10,449	9,404	8,780
Selling and marketing(1)	5,139	4,681	3,781
General and administrative(1)	21,685	14,742	9,508
Total operating expenses	37,273	28,827	22,069
Loss from operations	$(41,427)	$(31,579)	$(27,097)
Interest income	2	1	4
Interest expense	(3,452)	(2,243)	(97)
Other income (expense), net	(117)	21	(32)
Loss before provision for income taxes	$(44,994)	$(33,800)	$(27,222)
Provision for income taxes	1	—	—
Net loss	$(44,995)	$(33,800)	$(27,222)
Cumulative dividends on convertible preferred stock	—	—	(2,898)
Deemed capital conversion of Series C convertible preferred stock into common stock	—	—	8,783
Deemed dividend on convertible preferred stock extinguishment	—	—	(6,863)
Deemed capital contribution on repurchase of Series A preferred stock	—	9	—
Net loss attributable to common stockholders	$(44,995)	$(33,791)	$(28,200)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(2.58)	$(37.87)	$(34.59)
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted(2)	17,432,434	892,315	815,340

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Research and development	$262	$85	$29
Selling and marketing	50	15	9
General and administrative	754	218	181
Total stock-based compensation expense	$1,066	$318	$219

(2)	See Note 17 to our consolidated financial statements for an explanation of the method used to calculate our basic and diluted net loss per share attributable to common stockholders.

	At December 31,
	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,667	$11,129
Total assets	52,157	34,105
Deferred revenue, current and noncurrent portion	5,961	7,361
Long-term debt, current and noncurrent portion	29,016	14,642
Total liabilities	59,114	39,618
Convertible preferred stock warrant liability	—	138
Convertible preferred stock	—	145,110
Total stockholder’s deficit	(6,957)	(150,623)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this Annual Report. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Annual Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

References in this section to “ViewRay,” “we,” “us,” “our,” “the Company” and “our Company” refer to ViewRay, Inc. and its consolidated subsidiary, ViewRay Technologies, Inc.

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

As a result of the Merger and Split-Off, we discontinued our pre-Merger business and acquired the business of ViewRay Technologies, Inc.

As the result of the Merger and the change in business and operations of the Company, a discussion of the past financial results of the Company is not pertinent, and under applicable accounting principles the historical financial results of ViewRay, the accounting acquirer, prior to the Merger are considered the historical financial results of the Company.

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our consolidated financial statements contained in this Annual Report, which we have prepared in accordance with U.S. generally accepted accounting principles. You should read this discussion and analysis together with such consolidated financial statements and the related notes thereto.

Basis of Presentation

The consolidated financial statements of ViewRay, Inc. for the years ended December 31, 2015, 2014 and 2013 contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these consolidated financial statements. All such adjustments are of a normal recurring nature.

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

We received initial 510(k) marketing clearance from the FDA for our treatment planning and delivery software in January 2011 and for MRIdian in May 2012. We have the right to affix the CE mark to MRIdian since November 2014, allowing MRIdian to be sold within the European Economic Area. At December 31, 2015, patients had received radiation treatment on MRIdian systems at four cancer centers located at Washington University in St. Louis, University of California, Los Angeles, University of Wisconsin—Madison and Seoul National University Hospital in South Korea.  In December 2015, the fifth MRIdian system was installed at the Sylvester Comprehensive Cancer Center at the University of Miami and in March 2016, the sixth MRIdian system was installed at the VU University Medical Center in Amsterdam, and both are awaiting the start of patient treatment.

We currently market MRIdian through a direct sales force in the United States and distributors in the rest of the world. We market MRIdian to a broad range of worldwide customers, including university research and teaching hospitals, community hospitals, private practices, government institutions and freestanding cancer centers. Our sales and revenue cycle varies based on the customer and can be lengthy, sometimes lasting up to 18 to 24 months or more from initial customer contact to sales contract execution. Following execution of a sales contract, it generally takes nine to 12 months for a customer to customize an existing facility or construct a new vault. After the customer completes their customization, it typically takes forty-five to ninety days for us to install MRIdian and perform on-site testing of the system, including the completion of acceptance test procedures.

We generated product, service and grant revenue of $10.4 million, $6.4 million and $3.2 million, and had net losses of $45.0 million, $33.8 million and $27.2 million during the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, we had 15 signed orders representing backlog value of $84.4 million.

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

Merger

On July 23, 2015, ViewRay, Inc. (f/k/a Mirax Corp.), and ViewRay Technologies, Inc. (f/k/a ViewRay Incorporated), consummated an Agreement and Plan of Merger and Reorganization, or Merger Agreement. Pursuant to the Merger Agreement, the stockholders of ViewRay Technologies, Inc. contributed all of their equity interests to ViewRay, Inc. for shares of the ViewRay, Inc.’s common stock and merged with the Company’s subsidiary, which resulted in ViewRay Technologies, Inc. becoming a wholly-owned subsidiary of ViewRay, Inc., or the Merger. Effective as of July 23, 2015, ViewRay Inc. amended and restated its Certificate of Incorporation to increase its authorized common stock to 300,000,000 shares and 10,000,000 shares of “blank check” preferred stock, par value of $0.01 per share.

Upon closing of the Merger, under the terms of the Split-Off Agreement, dated July 23, 2015 among ViewRay, Inc., ViewRay Technologies, Inc. and Vesuvius Acquisition Sub, Inc., the acquisition subsidiary of Mirax, and a general release agreement dated July 23, 2015, or the General Release Agreement, ViewRay, Inc. transferred all of its pre-Merger operating assets and liabilities to a wholly-owned special-purpose subsidiary incorporated in Nevada, Vesuvius Acquisition Sub, Inc., or the Split-Off Subsidiary. Thereafter, Mirax transferred all of the outstanding shares of capital stock of the Split-Off Subsidiary to certain pre-Merger insiders of Mirax in exchange for the surrender and cancellation of shares of Mirax common stock held by such persons, or the Split-Off.

Together with the Merger, on July 23, 2015, ViewRay Technologies, Inc. effected a 2.975-for-1 stock split of its then outstanding common stock and convertible preferred stock, collectively referred to as Capital Stock, and convertible preferred stock warrants, in which (i) each share of outstanding Capital Stock was increased into 2.975 shares of Capital Stock; (ii) the number of outstanding options to purchase each Capital Stock was proportionately increased on a 2.975-for-1 basis; (iii) number of shares reserved for future option grants under the 2008 Plan were proportionately increased on a 2.975-for-1 basis; (iv) the exercise price of each such outstanding option was proportionately decreased on a 2.975-for-1 basis; and (v) each share of outstanding convertible preferred stock warrant was increased into 2.975 shares of convertible preferred stock warrant. All of the share and per share amounts have been adjusted, on a retroactive basis, to reflect this 2.975-for-1 stock split.

Private Placement

At the closing of the Merger, ViewRay, Inc. conducted a private placement offering, or the Private Placement, of its securities for $26.3 million through the sale of 5,884,504 shares of the common stock of the surviving corporation, at an offering price of $5.00 per share, net of offering cost. Existing ViewRay Technologies, Inc. investors purchased $17.0 million shares of common stock in the Private Placement. Certain shareholders of Mirax retained, after giving effect to the Split-Off, 1,000,005 shares of the common stock of the surviving corporation upon the Private Placement.

The Merger is being accounted for as a reverse-merger and recapitalization. ViewRay Technologies, Inc. is the acquirer for financial reporting purposes, and ViewRay, Inc. is the acquired company under the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combination. Consequently, the assets, liabilities and operations that will be reflected in the historical financial statements prior to the Merger will be those of ViewRay Technologies, Inc. and will be recorded at the historical cost basis, and the consolidated financial statements after completion of the Merger will include the assets, liabilities and results of operations of ViewRay Technologies, Inc. up to the day prior to the closing of the Merger and the assets, liabilities and results of operations of the combined company from and after the closing date of the Merger.

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

During the years ended December 31, 2015, 2014 and 2013 our new orders were $40.1 million, $37.6 million and $17.4 million respectively. At December 31, 2015 and 2014, we had 15 and 10 signed sales contracts for MRIdian systems in backlog with a total value of $84.4 million and $54.7 million, respectively.

Components of Statements of Operations

Revenue

Product Revenue. Product revenue consists of sales of MRIdian systems, as well as optional components, such as additional planning workstations and body coils.

Following execution of a sales contract, it generally takes nine to 12 months for a customer to customize an existing facility or construct a new vault. Upon the commencement of installation at a customer’s facility, it typically takes forty-five to ninety days to complete the installation and on-site testing of the system, including the completion of acceptance test procedures. On-site training takes approximately one week and can be conducted concurrently with installation and acceptance testing. Sales contracts generally include customer deposits upon execution of the agreement, and in certain cases, additional amounts due at shipment or commencement of installation, and final payment due generally upon customer acceptance.

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

Grant Revenue.  In December 2008, we entered into a loan agreement with the county redevelopment fund in the State of Ohio to fund the renovation of our Ohio headquarters. Under the terms of the loan agreement, the lender may forgive a portion of the loan if we meet certain permanent job creation requirements within the State of Ohio. Grant revenues are recognized when we meet the employment requirements and receive the loan forgiveness notice from the lender.

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacture and installation of MRIdian systems, as well as medical device excise tax and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or market inventory, or LCM, adjustments if the carrying value of the inventory is greater than its net realizable value. For strategic reasons, we sold our initial MRIdian systems prior to the receipt of FDA marketing clearance at prices lower than our projected costs to manufacture and install. As we accumulated materials, installation and other costs for these systems, we regularly assessed the carrying value of the related inventory value and recorded charges, or LCM adjustments, to reduce inventory to the lower of cost and net realizable value. The remaining realizable value of inventory was charged to product cost of revenue as those initial sites were completed and accepted. This resulted in LCM charges of $2.6 million, $0.6 million and $4.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

General and Administrative. Our general and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel, and for our finance, human resources, regulatory and other administrative personnel. In addition, general and administrative expenses include third-party consulting, legal, audit, accounting services, quality and regulatory functions and facilities costs, and gain or loss on the disposal of property and equipment. We expect general and administrative expenses to increase in absolute dollars due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company, as well as other costs associated with growing our business.

Interest Income

Interest income consists primarily of interest income received on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest and amortization of the debt discount related to our long-term debt in 2013 from Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc., or together, Hercules, convertible promissory notes issued in 2014 and, long-term debt entered in 2015 from Capital Royalty II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P., or together with their successors by assignment, CRG, and such loan the CRG Term Loan.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency exchange gains and losses and changes in the fair value of a convertible preferred stock warrant.

The outstanding convertible stock warrant is re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as a component of other income (expense), net. In July 2015, upon the closing of the Merger, the convertible preferred stock warrants were converted into warrants to purchase common stock. The aggregate fair value of these warrants upon the closing of the Merger was reclassified from liabilities to additional paid-in-capital, a component of stockholders’ deficit, and we no longer recorded the change in fair value adjustments.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue:
Product	$9,620	$5,988	$2,253
Service	530	411	12
Grant	240	—	894
Total revenue	10,390	6,399	3,159
Cost of revenue:
Product	12,673	8,176	8,173
Service	1,871	975	14
Total cost of revenue	14,544	9,151	8,187
Gross margin	(4,154)	(2,752)	(5,028)
Operating expenses:
Research and development	10,449	9,404	8,780
Selling and marketing	5,139	4,681	3,781
General and administrative	21,685	14,742	9,508
Total operating expenses:	37,273	28,827	22,069
Loss from operations	(41,427)	(31,579)	(27,097)
Interest income	2	1	4
Interest expense	(3,452)	(2,243)	(97)
Other income (expense), net	(117)	21	(32)
Loss before provision for income taxes	(44,994)	(33,800)	(27,222)
Provision for income taxes	1	—	—
Net loss	$(44,995)	$(33,800)	$(27,222)

Comparison of the years ended December 31, 2015 and 2014

Revenue

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Product	$9,620	$5,988	$3,632
Service	530	411	119
Grant	240	—	240
Total revenue	$10,390	$6,399	$3,991

Total revenue during the year ended December 31, 2015 increased $4.0 million compared to the year ended December 31, 2014. The increase was primarily due to sale of MRIdian system contracts at full price during the year ended December 31, 2015, compared to the discounted contract price offered during the year ended December 31, 2014.

Product Revenue. Product revenue during the year ended December 31, 2015 increased $3.6 million, compared to the year ended December 31, 2014. The increase was primarily due to $9.5 million of system revenue recognized in the year ended December 31, 2015 related to Seoul National University Hospital, South Korea and the Sylvester Comprehensive Cancer Center at the University of Miami Hospital at full price, compared to $5.6 million of system revenue recognized in the year ended December 31, 2014 related to University of Wisconsin—Madison and University of California, Los Angeles, which were both sold at a discounted price.

Service Revenue. Service revenue during the year ended December 31, 2015 increased $0.1 million compared to the year ended December 31, 2014. This increase was due to the higher number of months of amortization of service revenue recognized for the MRIdian systems installed at University of California, Los Angeles, the University of Wisconsin—Madison and Seoul National University Hospital, South Korea during the year ended December 31, 2015.

Grant Revenue. Grant revenue during the year ended December 31, 2015 increased $0.2 million compared to the year ended December 31, 2014. This increase was due to our note payable to the county redevelopment fund in the State of Ohio being forgiven based on meeting certain employment requirements during the year ended December 31, 2015.

Cost of Revenue

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Product	$12,673	$8,176	$4,497
Service	1,871	975	896
Total cost of revenue	$14,544	$9,151	$5,393

Product Cost of Revenue. Product cost of revenue during the year ended December 31, 2015 increased $4.5 million, compared to the year ended December 31, 2014 primarily due to MRIdian systems sold to Seoul National University Hospital, South Korea and the Sylvester Comprehensive Cancer Center at the University of Miami, including the $2.6 million of LCM adjustment in the year ended December 31, 2015, compared to the MRIdian systems sold to University of California, Los Angeles and University of Wisconsin—Madison in year ended December 31, 2014, of which the related LCM adjustment was recorded in 2013.

Service Cost of Revenue. Service cost of revenue during the year ended December 31, 2015 increased $0.9 million, compared to the year ended December 31, 2014. The increase in service cost of revenue was due to the provision of services for the MRIdian system installed at Seoul National University Hospital, South Korea, beginning in September 2015.

Operating Expenses

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Research and development	$10,449	$9,404	$1,045
Selling and marketing	5,139	4,681	458
General and administrative	21,685	14,742	6,943
Total operating expenses	$37,273	$28,827	$8,446

Research and Development. Research and development expenses during the year ended December 31, 2015 increased $1.0 million, or 11.1%, compared to the year ended December 31, 2014. This increase was primarily attributable to a $0.6 million increase in personnel costs as a result of higher employee headcount, and a $0.5 million increase in engineering and researching expenses as a result of new research and development projects started during the year ended December 31, 2015.

Selling and Marketing. Selling and marketing expenses during the year ended December 31, 2015 increased $0.5 million, or 9.8%, compared to the year ended December 31, 2014. This was a result of an increase of $0.4 million in consulting expenses related to engaging more consulting services for marketing activities, and a $0.2 million increase in employee commissions associated with MRIdian systems installations.

General and Administrative. General and administrative expenses during the year ended December 31, 2015 increased $7.0 million, or 47.1%, compared to the year ended December 31, 2014. This increase was primarily attributable to a $2.9 million write-off of deferred offering costs in June 2015, a $2.0 million increase in personnel and related costs as a result of higher employee headcount, a $1.0 million increase in facility costs as we leased new office space in September 2014, a $0.4 million increase in accounting and legal fees related to our originally planned initial public offering and reverse merger activities, and a $0.3 million increase in consulting expenses as a result of engaging more consulting services during the year ended December 31, 2015.

Interest Expense

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Interest expense	$(3,452)	$(2,243)	$(1,209)

Interest expense increased $1.2 million during the year ended December 31, 2015, which was primarily due to a higher loan balance related to the CRG Term Loan obtained in June 2015.

Other Income (Expense), Net

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Other income (expense), net	$(117)	$21	$(138)

Other income (expense), net decreased $138 thousand during the year ended December 31, 2015 as a result of foreign exchange loss related to customers’ deposit denominated in Euro and vendor payments denominated in Canadian dollar and Euro.

Comparison of the Years Ended December 31, 2014 and 2013

Revenue

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Product	$5,988	$2,253	$3,735
Service	411	12	399
Grant	—	894	(894)
Total revenue	$6,399	$3,159	$3,240

Total revenue during the year ended December 31, 2014 increased $3.2 million compared to the year ended December 31, 2013, primarily due to an increase in product revenue of $3.7 million and an increase in service revenue of $0.4 million, partially offset by a $0.9 million decrease in grant revenue due to expiration of the Grant Agreement with the State of Ohio in 2013.

Product Revenue. Product revenue during the year ended December 31, 2014 increased $3.7 million compared to the year ended December 31, 2013. This increase was due to the acceptance of a MRIdian system at each of University of California, Los Angeles and the University of Wisconsin—Madison in 2014, partially offset by the acceptance of a MRIdian system at Washington University in St. Louis in 2013.

Service Revenue. Service revenue during the year ended December 31, 2014 increased $0.4 million compared to the year ended December 31, 2013. This increase was due to maintenance service revenue recognized for the MRIdian system installed at Washington University in St. Louis in 2013 and the MRIdian system installed at each of University of California, Los Angeles and the University of Wisconsin—Madison in 2014.

Cost of Revenue

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Product	$8,176	$8,173	$3
Service	975	14	961
Total cost of revenue	$9,151	$8,187	$964

Product Cost of Revenue. The change in product cost of revenue during the year ended December 31, 2014 was insignificant compared to the year ended December 31, 2013. Product cost of revenue during the year ended December 31, 2013 consisted of $3.6 million in inventory costs related to customer acceptance of a MRIdian system at Washington University in St. Louis and LCM adjustments of $4.6 million. During the year ended December 31, 2014, product cost of revenue consisted primarily of the release of inventory costs of $5.6 million for accepted MRIdian systems at University of California, Los Angeles and University of Wisconsin—Madison, additional site preparation and installation costs incurred in 2014 of $2.0 million and LCM adjustments of $0.6 million. The LCM adjustments during the year ended December 31, 2014 decreased $4.0 million compared to the year ended December 31, 2013 as a result of increase in the selling prices of our MRIdian system and decrease in our product costs through a continued effort to improve product design and supply chain management.

We currently expect that margins on current orders will continue this trend and show improvements from historic margins. We expect to achieve cost savings of approximately $1.0 million per current system compared to the initial MRIdian systems installed during the years ended December 31, 2013 and 2014. We believe that the combination of higher system prices and lower projected inventory costs as we increase our sales volume and leverage our supplier relationships will enable us to continue to improve our margins.

Service Cost of Revenue. Service cost of revenue during the year ended December 31, 2014 increased $0.9 million, compared to the year ended December 31, 2013. The increase in service cost of revenue was due to the provisioning of services for the MRIdian system installed at each of Washington University in St. Louis, University of California, Los Angeles and University of Wisconsin–Madison.

Operating Expenses

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Research and development	$9,404	$8,780	$624
Selling and marketing	4,681	3,781	900
General and administrative	14,742	9,508	5,234
Total operating expenses	$28,827	$22,069	$6,758

Research and Development. Research and development expenses during the year ended December 31, 2014 increased $0.6 million, or 7%, compared to the year ended December 31, 2013. This increase was primarily attributable to a $0.7 million increase in project material costs and a $0.2 million increase in travel expenses, offset by a $0.2 million decrease in grant project contractor expense due to the expiration of the State of Ohio grant in April 2013.

Selling and Marketing. Selling and marketing expenses during the year ended December 31, 2014 increased $0.9 million, or 24%, compared to the year ended December 31, 2013. This increase was primarily attributable to a $0.3 million increase in travel-related expenses to promote international sales, a $0.2 million increase in trade show expenses, a $0.2 million increase in public relations and website redesign expenses and a $0.1 million increase in marketing consultant expenses.

General and Administrative. General and administrative expenses during the year ended December 31, 2014 increased $5.2 million, or 55%, compared to the year ended December 31, 2013. This increase was primarily attributable to a $1.3 million increase in accounting and legal fees, a $1.2 million increase in travel expenses, a $1.2 million increase in personnel and related costs as a result of higher employee headcount, and a $1.0 million increase in regulatory consulting expenses. The change was also attributable to a $0.5 million increase in rent and facility expenses due to our new office lease in Mountain View, California, which commenced during the third quarter of 2014.

Interest Expense

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Interest expense	$(2,243)	$(97)	$(2,146)

Interest expense increased $2.1 million during the year ended December 31, 2014, which was primarily due to the long-term debt we incurred in December 2013.

Other Income (Expense), Net

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Other income (expense), net	$21	$(32)	$53

Other income (expense), net during the year ended December 31, 2014 consisted primarily of the change in fair value of our convertible preferred stock warrant liability.

Liquidity and Capital Resources

Since ViewRay’s inception in 2004 as a Florida corporation, we have incurred significant net losses and negative cash flows from operations. During the years ended December 31, 2015, 2014 and 2013 we had net loss of $45.0 million, $33.8 million and $27.2 million, respectively. At December 31, 2015 and 2014 we had an accumulated deficit of $197.0 million and $152.0 million, respectively.

At December 31, 2015 and 2014, we had cash and cash equivalents of $20.7 million and $11.1 million, respectively. To date, we have financed our operations principally through private placements of ViewRay’s common stock, private placements of ViewRay’s convertible preferred stock, issuances of convertible promissory notes, issuances of term loans and receipts of customer deposits for new orders and payments from customers for systems installed. We expect that our existing cash and cash equivalents, together with cash receipts from sales of MRIdian systems, the net proceeds from the Private Placement and the additional available draw down from the CRG Term Loan, will enable us to conduct our planned operations for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash used in operating activities	$(39,849)	$(27,469)	$(25,371)
Cash used in investing activities	(4,145)	(2,603)	(1,593)
Cash provided by financing activities	53,532	14,672	49,395

Operating Activities

We have historically experienced negative cash outflows as we developed MRIdian systems and continued to expand our business. Our net cash used in operating activities primarily results from our net loss adjusted for non-cash expenses and changes in working capital components as we have grown our business, and is influenced by the timing of cash payments for inventory purchase and cash receipts from our customers. Our primary source of cash flow from operating activities is cash receipts from customers including sales of MRIdian systems and, to a lesser extent, by up-front payments from customers. Our primary uses of cash from operating activities are amounts due to vendors for purchased components and employee-related expenditures. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we collect cash receipts from our customers, build up our inventory balances, and increase spending on personnel, and other operating activities as our business grows.

During 2015, operating activities used $39.8 million in cash, primarily as a result of our net loss of $45.0 million and $3.7 million net change in our operating assets and liabilities, partially offset by aggregate non-cash charges of $8.8 million. The net change in our operating assets and liabilities was primarily the result of an increase in deferred cost of revenue, purchase of inventory, a decrease in accounts payable and making prepaid payments on inventory components, offset by an increase in customer deposits and accrued expenses. The $4.1 million increase in deferred cost of revenue was the result of new MRIdian systems sales orders awaiting installation. This increase also resulted in an increase of $2.4 million in inventory.  The $1.1 million increase in deposits on purchased inventory was due to the growth in our business. The decrease of $2.1 million in accounts payable was primarily due to the timing of payments as a result of the growth in our business. The decrease in our operating assets and liabilities was partially offset by $5.3 million increase in customer deposits and deferred revenue, primarily due to new sales contracts, and a $1.5 million increase in accrued expenses attributable to higher accrued inventory purchase. Non-cash charges primarily included $2.9 million for write-off of deferred offering costs, $2.6 million of inventory lower of cost or market charges related to the expected MRIdian system installation in Miami, $1.3 million of depreciation and amortization charges, $1.1 million for amortization of debt discount and accrued interest related to our debt incurred in December 2013 and June 2015, and $1.1 million of stock-based compensation.

During 2014, operating activities used $27.5 million in cash, primarily as a result of our net loss of $33.8 million, partially offset by a $4.0 million net change in our operating assets and liabilities, and aggregate non-cash charges of $2.3 million. The net change in our operating assets and liabilities was primarily the result of higher accounts payable, customer deposits and deferred revenue balances, partially offset by higher deferred costs and accounts receivable balances, increased purchases of inventory, and decreases in accrued expenses and other long-term liabilities. The increase in accounts payable of $4.0 million was due to timing of payments as a result of the growth in our business. The increase in accounts receivable of $0.7 million and the increase in customer deposits and deferred revenue of $10.1 million was primarily due to revenue and new sales order growth in 2014. These changes were offset by a $4.7 million increase in deferred costs and a $3.8 million increase in inventory and deposits on purchased inventory due to installations of MRIdian systems. The decrease of $1.0 million in accrued expenses and other long-term liabilities was mainly due to a $1.5 million payment of our accrued purchase commitments, offset by a $1.3 million increase in accrued expenses and other long-term liabilities attributable to higher accrued personnel costs due to growth in headcount, higher accrued sales tax and medical device excise tax liabilities, and an increase in accrued interest as a result of debt incurred in December 2013. Non-cash charges primarily included $1.0 million for depreciation and amortization, $0.3 million for stock-based compensation, $0.6 million of LCM adjustments related to the reduction of the carrying value of inventory to its net realizable value and $0.4 million for amortization of debt discount and accrued interest related to our 2014 convertible promissory notes and debt incurred in December 2013.

During 2013, operating activities used $25.4 million in cash, primarily as a result of our net loss of $27.2 million and a $4.3 million net change in our operating assets and liabilities, which was partially offset by aggregate non-cash charges of $6.1 million. The net change in our operating assets and liabilities was primarily the result of increased purchases of inventory and lower accounts payable, offset by increase in accrued expenses and other long-term liabilities. The increase in inventory of $5.2 million and deposits on purchased components of $0.9 million was mainly due to the installation of MRIdian systems. The decrease in accounts payable of $0.7 million was due to timing differences in making payments when compared to December 31, 2012. These changes were offset by a $2.1 million increase in accrued expenses and other long-term liabilities attributable to higher accrued personnel costs due to growth in headcount. Non-cash charges primarily included $1.1 million for depreciation and amortization and $4.6 million of LCM adjustments related to the reduction of the carrying value of inventory to its net realizable value.

Investing Activities

Cash used in investing activities during 2015 of $4.1 million primarily resulted from capital expenditures to purchase property and equipment.

Cash used in investing activities during 2014 of $2.6 million primarily resulted from capital expenditures to purchase property and equipment of $2.0 million and an increase in restricted cash of $0.6 million.

We increased our capital expenditures in the year ended December 31, 2015 to support our growing business operations.

Cash used in investing activities during 2013 of $1.6 million primarily resulted from capital expenditures to purchase property and equipment of $1.2 million and to purchase an intellectual property license of $0.5 million.

Financing Activities

In June 2015, we entered the CRG Term Loan for up to $50.0 million, of which $30.0 million was made available to us upon closing with the remaining $20.0 million to be available on or before June 26, 2016 upon meeting certain milestones.  On March 24, 2016, the CRG Term Loan was amended such that, with regard to the conditions for borrowing the remaining $20.0 million available under the CRG Term Loan, the Company may, at its election, draw down (i) an amount of either $10.0 million or $15.0 million in up to two advances upon achievement of a minimum of $15.0 million aggregate product and service revenue during any consecutive 12 month period ending on or before March 31, 2016 and (ii) an additional $5.0 million (or $10.0 million, if the previous draw made was only in an amount of $10.0 million) upon achievement of a minimum of $25.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before December 31, 2016 and upon execution of the first sales contract of our second generation product.  On March 21, 2016, we achieved the minimum $15.0 million gross revenue requirement which makes the first $15.0 million of the remaining $20.0 million immediately available for draw down. We drew down the first $30.0 million on the closing date. The Term Loan has a maturity date of June 26, 2020 (i.e., 5 years) and bears cash interest at a rate of 12.50% per annum to be paid quarterly during the first three years, or the interest-payment-only period. The interest-payment-only period can be extended for another year until June 26, 2019 if we complete an initial public offering of our common stock on a nationally recognized securities exchange that raises a minimum of $40.0 million in net cash proceeds with a minimum of $120.0 million post money valuation on or before June 26, 2018. During the interest-payment-only period, we have the option to elect to pay only 8% of the 12.5% per annum interest in cash, and the remaining 4.5% of the 12.5% per annum interest as compounded interest, or deferred payment in-kind interest, added to the aggregate principal amount of the CRG Term Loan. Principal payment and any deferred payment in-kind interest will be paid quarterly in equal installments following the end of the interest-payment-only period through the maturity date.

The CRG Term Loan is subject to a prepayment penalty of 3% on the outstanding balance during the first 12 months following the funding of the CRG Term Loan, 2% on the outstanding balance after year 1 but on or before year 2, 1% on the outstanding balance after year 2 but on or before year 3, and 0% on the outstanding loan if prepaid after year 3 thereafter until maturity. The CRG Term Loan is also subject to a facility fee of 7% based on the sum of the CRG Term Loan drawn and any outstanding payment in-kind interest payable on the maturity date or the date such CRG Term Loan becomes due for whatever reason. All direct financing costs were accounted for as a discount on the CRG Term Loan and will be amortized to interest expense during the life of the CRG Term Loan using the effective interest method. The CRG Term Loan is subject to financial covenants and is collateralized by essentially all our assets and limits our ability with respect to additional indebtedness, investments or dividends, among other things, subject to customary exceptions.

On June 26, 2015, we paid off in full the $15.0 million outstanding term debt with Hercules using part of the proceeds received from the CRG Term Loan.

During 2015, financing activities provided $53.5 million in cash primarily from the net proceeds of $28.9 million related to the draw-down of long-term debt, net of debt issuance cost, the net proceeds of $26.6 million from the Private Placement and the net proceeds of $15.7 million from issuance of Series C convertible preferred stock, which was partially offset by repayments of a term loan of $15.0 million and payments of $2.7 million for costs related to our originally planned initial public offering.

During 2014, financing activities provided $14.7 million in cash primarily from the net proceeds related to the issuance of convertible promissory notes of $9.9 million and net proceeds from the issuance of convertible preferred stock of $5.0 million.

During 2013, financing activities provided $49.4 million in cash from the net proceeds related to the issuance of convertible preferred stock of $34.9 million, net of issuance costs, and net proceeds of $14.5 million related to the term loan we entered into with Hercules in December 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the following assumptions and estimates have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our consolidated financial statements.

Revenue Recognition

Revenue recognition for systems that we install generally occurs when the customer acknowledges that the system operates in accordance with our standard product specifications, the customer accepts the installed unit and we transfer title and risk of loss to the customer. Service revenue is recognized on a straight-line basis over the term during which contracted services are provided. We use judgment to estimate revenue allocations from sales arrangements with multiple deliverables between the product and service revenue. In situations where a deliverable in a multi-element arrangement has a value to the customer on a stand-alone basis, we are required to allocate the fair value of the various elements based on the selling price of each element. The principal deliverables consist of (i) sales of MRIdian systems, which generally includes installation, site preparation and software, and (ii) product support, which includes extended service and maintenance. We determine selling prices using vendor specific objective evidence, or VSOE, if it exists, or third-party evidence, or TPE. If neither VSOE nor TPE exists for a deliverable, we use best estimated selling price, or BESP. We allocate revenue to multiple elements generally using the relative fair values as determined by BESP. We regularly review VSOE, TPE and BESP for all of our products and services.

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

Stock-Based Compensation

Stock-based compensation expense is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized, net of forfeitures, over the requisite service periods of the awards, which is generally four years. At December 31, 2015, total unrecognized compensation cost related to stock-based awards granted to employees, net of estimated forfeitures, was $5.2 million which is expected to be recognized over a weighted-average period of 3.2 years.

Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Common Stock Warrant

In December 2013 in connection with the Hercules Term Loan, we issued a warrant to purchase 128,231 shares of our preferred stock with an exercise price of $5.84 per share, subject to certain adjustments. These warrants were converted to warrant to purchase our common stock upon the closing of the Merger in July 2015. This warrant is exercisable in whole or in part at any time prior to the expiration date of the warrant, which is the later of (i) December 16, 2023 and (ii) the date that is five years following the effective date of the registration statement of an initial underwritten public offering of our common stock.

Prior to the Merger, the preferred stock warrant is recorded as preferred stock warrant liability and adjusted to fair value at each balance sheet date, with the change in fair value being recorded as a component of other income (expense), net in the consolidated statements of operations.

Upon the closing of the Merger on July 23, 2015, all shares of Series C convertible preferred stock were converted into common stock, and the warrant to purchase Series C convertible preferred stock was converted into the warrant to purchase 128,231 shares of our common stock. Fair value of these warrants at the closing date were reclassified into additional paid-in capital, and we no longer recorded change in fair value adjustment to the converted common stock warrants.

In connection with the Merger and the Private Placement, in July and August 2015, we issued 198,760 shares of common stock warrants at an exercise price of $5.00 per share to private placement agents as payment for services provided. These placement warrants are exercisable at any time at the option of the holder until the five year anniversary of its date of issuance. These warrants were accounted for as equity awards.

Inventory Valuation

Inventory consists primarily of purchased components for assembling MRIdian systems and other direct costs associated with MRIdian system installation. Inventory is stated at the lower of cost or market value. When the net realizable value of the inventory is lower than related costs, we reduce the carrying value of the inventory for the difference while recording a corresponding charge to cost of product revenues. The assumptions we used in estimating the net realizable value of the inventory primarily include the total cost to complete the applicable MRIdian system. We recorded an inventory lower of cost and market adjustment of $2.6 million, $0.6 million and $4.6 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Prior to January 1, 2015, our inventory cost was measured on a first-in, first-out basis through specific identification. To support the increasing MRIdian system installations and inventory purchase activities, starting January 1, 2015, we elected to change inventory cost measurement to weighted average basis. The accounting principle change does not have an impact on prior periods’ financial statements, therefore no retrospective adjustment is required. The accounting principle change does not have an impact on product cost of revenue or net loss for the year ended December 31, 2015.

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

We estimate actual current tax exposure together with assessing temporary differences resulting from differences in accounting for reporting purposes and tax purposes for certain items, such as accruals and allowances not currently deductible for tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws or when net operating loss or credit carryforwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income against which these deductions, losses and credit carryforwards can be utilized.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, establish a valuation allowance. At December 31, 2015, 2014 and 2013, we have a full valuation allowance set up for our net deferred tax assets.

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

Recently Issued and Adopted Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our consolidated financial statements, see the section entitled “Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” in the consolidated financial statement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ViewRay, Inc.

We have audited the accompanying consolidated balance sheets of ViewRay, Inc. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, convertible preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ViewRay, Inc.as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Cleveland, OH

March 28, 2016

VIEWRAY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$20,667	$11,129
Accounts receivable	830	904
Inventory	8,073	8,238
Deposits on purchased inventory	3,936	2,798
Deferred cost of revenue	8,782	4,712
Prepaid expenses and other current assets	1,329	626
Total current assets	43,617	28,407
Property and equipment, net	7,306	2,931
Restricted cash	943	1,053
Intangible assets, net	200	264
Deferred offering costs	—	1,419
Other assets	91	31
TOTAL ASSETS	$52,157	$34,105
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,358	$6,937
Accrued liabilities	5,413	3,633
Customer deposits	12,763	6,100
Deferred revenue, current portion	5,616	7,361
Long-term debt, current portion	—	5,493
Notes payable	—	240
Total current liabilities	28,150	29,764
Long-term debt, net of current portion	29,016	9,149
Convertible preferred stock warrant liability	—	138
Deferred revenue, net of current portion	345	—
Other long-term liabilities	1,603	567
TOTAL LIABILITIES	59,114	39,618
Commitments and contingencies (Note 7)
Convertible preferred stock, par value $0.01 per share; 80,710,997 and 74,460,997 shares authorized at December 31, 2015 and 2014; nil and 27,654,928 shares issued and outstanding at December 31, 2015 and 2014; aggregate liquidation preference of nil and $146,732 at December 31, 2015 and 2014	—	145,110
Stockholders’ deficit:
Common stock, par value of $0.01 per share; 90,000,000 and 88,000,000 shares authorized at December 31, 2015 and 2014; 38,204,960 and 907,037 shares issued and outstanding at December 31, 2015 and 2014	372	9
Additional paid-in capital	189,712	1,414
Accumulated deficit	(197,041)	(152,046)
TOTAL STOCKHOLDERS’ DEFICIT	(6,957)	(150,623)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$52,157	$34,105

The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2015	2014	2013
Revenue:
Product	$9,620	$5,988	$2,253
Service	530	411	12
Grant	240	—	894
Total revenue	10,390	6,399	3,159
Cost of revenue:
Product	12,673	8,176	8,173
Service	1,871	975	14
Total cost of revenue	14,544	9,151	8,187
Gross margin	(4,154)	(2,752)	(5,028)
Operating expenses:
Research and development	10,449	9,404	8,780
Selling and marketing	5,139	4,681	3,781
General and administrative	21,685	14,742	9,508
Total operating expenses	37,273	28,827	22,069
Loss from operations	(41,427)	(31,579)	(27,097)
Interest income	2	1	4
Interest expense	(3,452)	(2,243)	(97)
Other income (expense), net	(117)	21	(32)
Loss before provision for income taxes	$(44,994)	$(33,800)	$(27,222)
Provision for income taxes	1	—	—
Net loss	$(44,995)	$(33,800)	$(27,222)
Cumulative dividends on convertible preferred stock	—	—	(2,898)
Deemed capital conversion of Series C convertible preferred stock into common stock	—	—	8,783
Deemed dividend on convertible preferred stock extinguishment	—	—	(6,863)
Deemed capital contribution on repurchase of Series A preferred stock	—	9	—
Net loss attributable to common stockholders	$(44,995)	$(33,791)	$(28,200)
Net loss per share attributable to common stockholders, basic and diluted	$(2.58)	$(37.87)	$(34.59)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	17,432,434	892,315	815,340

The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2013	16,748,405	$79,540	730,203	$8	$773	$(90,055)	$(89,274)
Issuance of common stock from option exercises	—	—	1,463	—	1	—	1
Issuance of Series D-1 convertible preferred stock (net of issuance costs of $99)	983,558	4,901	—	—	—	—	—
Issuance of Series D-2 convertible preferred stock (net of issuance costs of $291)	3,013,797	15,030	—	—	—	—	—
Accrued dividends	—	—	—	—	—	(2,898)	(2,898)
Conversion of Series C convertible preferred stock and related dividends into common stock and deemed capital contribution	(1,470,485)	(7,475)	147,051	1	103	8,783	8,887
Conversion of accrued dividends into Series D-2 convertible preferred stock	3,196,417	16,249	—	—	—	—	—
Extinguishment of Series B-1, Series C, Series D-1 and Series D-2 convertible preferred stock	(22,308,230)	(105,217)	—	—	—	—	—
Exchange of new Series B convertible preferred stock and deemed dividend	22,308,230	112,080	—	—	—	(6,863)	(6,863)
Issuance of new Series C convertible preferred stock (net of issuance costs of $71)	2,564,638	14,929	—	—	—	—	—
Stock-based compensation	—	—	—	—	219	—	219
Net loss	—	—	—	—	—	(27,222)	(27,222)
Balance at December 31, 2013	25,036,330	$130,037	878,717	$9	$1,096	$(118,255)	$(117,150)
Issuance of common stock from option exercises	—	—	28,320	—	21	—	21
Repurchase of Series A convertible preferred stock and deemed capital contribution	(1,353)	(25)	—	—	—	9	9
Issuance of Series C convertible preferred stock (net of issuance costs of $181)	880,546	4,969	—	—	—	—	—
Conversion of convertible promissory notes into Series C convertible preferred stock, including accrued interest of $173 (net of unamortized debt discount of $44)	1,739,405	10,129	—	—	—	—	—
Stock-based compensation	—	—	—	—	297	—	297
Net loss	—	—	—	—	—	(33,800)	(33,800)
Balance at December 31, 2014	27,654,928	$145,110	907,037	$9	$1,414	$(152,046)	$(150,623)
Issuance of common stock from option exercises	—	—	31,427	—	24	—	24
Stock-based compensation	—	—	—	—	1,066	—	1,066
Issuance of Series C convertible preferred stock (net of issuance costs of $221)	2,727,059	15,729	—	—	—	—	—
Conversion of convertible preferred stock into common stock in connection with the Merger	(30,381,987)	(160,839)	30,381,987	304	160,535	—	160,839
Issuance of common stock upon private placement (net of offering costs of $3,125)	—	—	5,884,504	59	26,264	—	26,323
Issuance of common stock to Mirax	—	—	1,000,005	—	—	—	—
Conversion of convertible preferred stock warrants into common stock warrants in connection with the Merger	—	—	—	—	93	—	93
Issuance of common stock warrants to placement agent as payment for services	—	—	—	—	316	—	316
Net loss	—		—	—	—	(44,995)	(44,995)
Balance at December 31, 2015	—	$—	38,204,960	$372	$189,712	$(197,041)	$(6,957)

The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,995)	$(33,800)	$(27,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,256	1,020	1,149
Stock-based compensation	1,066	318	219
Change in fair value of convertible preferred stock warrant liability	(45)	(20)	—
Inventory lower of cost and market adjustment	2,578	598	4,582
Write-off of deferred offering cost	2,920	—	—
Amortization of debt discount and interest accrual	1,129	446	8
Loss on disposal of property and equipment	12	8	176
Accretion on asset retirement obligation	8	—	—
Changes in operating assets and liabilities:
Accounts receivable	74	(650)	(254)
Inventory	(2,413)	(3,279)	(5,175)
Deposits on purchased inventory	(1,138)	(479)	(879)
Deferred cost of revenue	(4,070)	(4,712)	—
Prepaid expenses and other current assets	(703)	13	(167)
Other assets	(30)	28	(37)
Accounts payable	(2,053)	4,033	(666)
Notes payable	(240)	—	—
Accrued expenses and other long-term liabilities	1,532	(1,048)	2,074
Customer deposits and deferred revenue	5,263	10,055	821
Net cash used in operating activities	(39,849)	(27,469)	(25,371)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,151)	(2,003)	(1,198)
Purchase of intangible and other assets	(104)	—	(500)
Change in restricted cash balance	110	(600)	105
Net cash used in investing activities	(4,145)	(2,603)	(1,593)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net	—	9,941	—
Repurchase of Series A convertible preferred stock	—	(37)	—
Proceeds from issuance of convertible preferred stock, net	15,729	4,969	34,860
Proceeds from draw down of long-term debt	30,000	—	14,534
Payment of debt issuance cost	(1,132)	—	—
Payments of long-term debt	(15,000)	—	—
Proceeds from common stock private placement, gross	29,447	—	—
Payment of offering costs related to common stock private placement	(2,808)	—	—
Payments of costs related to the initial public offering	(2,728)	(222)	—
Proceeds from the exercise of stock options	24	21	1
Net cash provided by financing activities	53,532	14,672	49,395
NET INCREASE (DECREASE) IN CASH	9,538	(15,400)	22,431
CASH — Beginning of period	11,129	26,529	4,098
CASH — End of period	$20,667	$11,129	$26,529
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,332	$1,504	$—
Cash paid for taxes	$1	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible preferred stock warrants into common stock warrants in connection with the Merger	$160,839	$—	$—
Conversion of convertible notes into new Series C convertible preferred stock	$—	$10,129	$—
Purchase of fixed assets in accounts payable and accrued expenses	$1,136	$62	$59
Fair value of common stock warrants issued to placement agents as payment for service	$316	$—	$—
Asset retirement obligation	$258	$—	$—
Conversion of convertible preferred stock warrants into common stock warrants	$93	$—	$—
Cumulative dividends on convertible preferred stock	$—	$—	$2,898
Conversion of Series C convertible preferred stock and related dividends into common stock and deemed capital contribution	$—	$—	$8,887
Conversion of accrued dividends into Series D-2 convertible preferred stock	$—	$—	$16,249
Exchange of new Series B convertible preferred stock upon extinguishment of prior convertible preferred stock and deemed dividend	$—	$—	$6,863
Issuance of convertible preferred stock warrant	$—	$—	$158
Costs related to the initial public offering included in accounts payable and accrued liabilities	$—	$1,197	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.

Notes to Consolidated Financial Statements

1.	Background and Organization

On July 23, 2015, ViewRay, Inc. (f/k/a Mirax Corp.), or the Company, and ViewRay Technologies, Inc. (f/k/a ViewRay Incorporated), consummated an Agreement and Plan of Merger and Reorganization, or Merger Agreement. Pursuant to the Merger Agreement, the stockholders of ViewRay Technologies, Inc. contributed all of their equity interests to the Company for shares of the Company’s common stock and merged with the Company’s subsidiary, which resulted in ViewRay Technologies, Inc. becoming a wholly-owned subsidiary of the Company (the Merger). Refer to Note 3 for further information on the Merger.

ViewRay, Inc. and its wholly-owned subsidiary ViewRay Technologies, Inc., designs, manufactures and markets MRIdian, the first and only MRI-guided radiation therapy system to image and treat cancer patients simultaneously.

Since inception, ViewRay Technologies, Inc. has devoted substantially all of its efforts towards research and development, initial selling and marketing activities, raising capital and preparing for the manufacturing and shipment of MRIdian systems. In May 2012, ViewRay Technologies, Inc. was granted clearance from the U.S. Food and Drug Administration, or FDA, to sell MRIdian. In November 2013, ViewRay Technologies, Inc. received its first clinical acceptance of a MRIdian at a customer site, and the first patient was treated with that system in January 2014. Since November 2014, ViewRay Technologies, Inc. has the right to affix the CE mark to MRIdian.

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time.  The Company’s principal sources of liquidity are cash flows from investment capital and available borrowings under its Term Loan agreement.  These have historically been sufficient to meet working capital needs, capital expenditures, and debt service obligations.  During the year ended December 31, 2015, the Company incurred a net loss from operations of $45.0 million and used cash from operations of $39.8 million.  The Company plans that it will have sufficient cash flows from its operations to continue as a going concern, however these plans rely on certain underlying assumptions and estimates that may differ from actual results.  Such assumptions include FDA approval of the Company’s MRIdian linac technology, which may broaden the Company’s addressable market, accelerate the Company’s sales cycle, accelerate backlog conversion time and improve gross margins.  The Company’s plans also included the ability to execute Amendment No. 1 to the Capital Royalty Partners, L.P. debt agreement (see Note 6) to provide access to an additional $15.0 million of working capital.  This action was completed in the first quarter of 2016 and will provide liquidity in addition to the forecasted operating cash flows to meet working capital needs, capital expenditures and debt service obligations for the next twelve months.

2.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as described below and elsewhere in the accompanying notes to the consolidated financial statements.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the rules and regulation of the Securities and Exchanges Commission, or SEC. The consolidated financial statements include the accounts of ViewRay, Inc. and its wholly-owned subsidiary, ViewRay Technologies, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts in the consolidated balance sheet at December 31, 2014 were reclassified to conform to the current year presentation. These reclassifications did not affect the previously reported total assets, total liabilities, consolidated statements of operations or stockholders’ deficit.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allocation of revenue to its multiple deliverable elements, inventory write-downs to reflect net realizable value, assumptions used in the valuation of stock-based awards and a convertible preferred stock warrant, accrued losses from purchase commitments and valuation allowances against deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company deposits its cash primarily in checking and money market accounts.

Restricted Cash

At December 31, 2015, and 2014, the Company had an aggregate of $0.9 million and $1.1 million of outstanding letters of credit related to its operating leases and its contractual obligations with distributors and customers. The letters of credit are collateralized by a restricted cash deposit account, which is presented as part of noncurrent assets on the balance sheets because the Company is not certain when the restriction will be lifted on the collateralized letters of credit. At December 31, 2015, and 2014, no amounts were drawn on the letters of credit.

Concentration of Credit Risk, Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in checking and money market accounts with various financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. The Company performs periodic credit evaluations of its customers’ financial condition and generally requires deposits from its customers. The Company’s accounts receivable was derived from billings to customers. The Company’s customers representing greater than 10% of accounts receivable and revenue for the periods presented were as follows:

	Revenue			Accounts Receivables
	Year Ended December 31,			December 31,
Customers	2015	2014	2013	2015	2014
Customer A	*	*	72%	*	*
Customer B	*	52%	*	*	*
Customer C	*	40%	*	*	*
Customer D	48%	*	*	*	100%
Customer E	43%	*	*	94%	*
State of Ohio	*	*	28%	*	*

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of MRIdian, competition from substitute products and larger companies, protection of proprietary technology, ability to maintain distributor relationships and dependence on key individuals. Furthermore, new products to be developed by the Company require approval from the FDA or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s future products will receive the necessary clearances.

The Company relies on a concentrated number of suppliers to manufacture essentially all of the components used in MRIdian. The Company’s suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to comply with applicable regulations, including the FDA’s Quality System Regulation, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet demand.

Accounts Receivables and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of any allowance for doubtful accounts, and do not bear interest. The allowance for doubtful accounts, if any, is based on the assessment of the collectability of customer accounts.

Based on the specific customer and the current economic conditions, there was no allowance for doubtful accounts recorded at December 31, 2015 and 2014.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, prepaid expenses and other current assets, accounts payable, accrued liabilities, notes payable, convertible preferred stock warrant liability and long-term debt. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and notes payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The convertible preferred stock warrant liability is carried at fair value. The carrying amount of the Company’s long-term debt approximates fair value as the stated interest rate approximates market rates currently available to the Company.

Inventory and Deposits on Purchased Inventory

Inventory consists of purchased components for assembling MRIdian systems and other direct and indirect costs associated with MRIdian system installation. Inventory is stated at the lower of cost or market value. All inventories expected to be placed in service during normal operating cycle of ViewRay Technologies, Inc. for the delivery and assembly of MRIdian systems, including items expected to be on hand for more than one year, are classified as current assets.

Effective January 1, 2015, ViewRay Technologies, Inc. made a voluntary change to its accounting policy for inventory cost basis. Under the previous accounting policy, inventory items were recorded on a first-in, first-out basis through specific identification. Purchased components were assigned to each MRIdian system at original cost. Under the new accounting policy, ViewRay Technologies, Inc. recorded inventory at weighted average cost basis.

The Company believes that this change is preferable because it will be more efficient for the Company to keep track of its inventory cost. The first-in, first-out cost basis through specific identification accounting policy was manageable at the time when ViewRay Technologies, Inc. had limited MRIdian system installations (one MRIdian system installation during the year ended December 31, 2013, and another two MRIdian system installation during the year ended December 31, 2014). However, due to the Company’s growing business and sales, the number of planned MRIdian system installation has been increasing. Purchased components are no longer assigned to specific MRIdian system installation. Along with the Company’s increased components purchasing activities, the new accounting policy will significantly reduce the Company’s burden and cost of inventory management.

In accordance with applicable accounting literature, a change in inventory cost basis is treated as a change in accounting principle and requires retrospective application. The accounting policy change has no cumulative effect on ViewRay Technologies, Inc. annual statements of operations prior to January 1, 2015. Therefore, no retrospective adjustment for the Company’s annual consolidated financial statements are required.

The Company reduces the carrying value of its inventory for the difference between cost and net realizable value and records a charge to cost of product revenues for the amount required to reduce the carrying value of inventory to net realizable value. The Company recorded an inventory lower of cost and market adjustment of $2.6 million, $598 thousand and $4.6 million during the years ended December 31, 2015, 2014 and 2013, respectively.

The Company records inventory items which have been paid for but not yet received and titles have not yet transferred to the Company as deposits on purchased inventory. Deposits on purchased inventory are included within current assets as the related inventory items are expected to be received and used in MRIdian systems within the Company’s normal operating cycle. The Company assesses the recoverability of deposits on purchased inventory based on credit assessments of the vendors and their history supplying these assets. At December 31, 2015, the Company did not have any instances whereby deposits for purchased inventory were written off or the purchased inventory was not delivered.

Shipping and Handling Costs

Shipping and handling costs for product shipments to customers are included in cost of product revenue. Shipping and handling costs incurred for inventory purchases are capitalized in inventory and expensed in cost of product revenue. These costs are not passed on to customers.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed over estimated useful lives, ranging from two to 15 years of the related assets using the straight-line method. Acquired software is recorded at cost. Amortization of acquired software generally occurs over three years using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life or term of the lease. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is recorded to general and administrative expense in the accompanying statements of operations. Routine expenditures for maintenance and repairs are expensed as incurred.

Depreciation and amortization periods for property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Prototype	2 years
Machinery and equipment	5 – 15 years
Furniture and fixture	5 – 10 years
Software	3 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Asset Retirement Obligation

In connection with certain lease agreements entered into in October 2015, the Company has a legal requirement to remove long-lived assets constructed on leased property and to restore the leased property to its original condition.  The Company records the fair value of the liability for a legal obligation to retire an asset in the period in which the obligation is incurred if a reasonable estimate of fair value can be made.  The Company measures the fair value of the asset retirement obligation based upon the present value of the expected future payments, and recognized asset retirement obligation of $250,000 at inception.  The liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining lease term.  Accretion expense is calculated by applying the effective interest rate to the carrying amount of the liability at the beginning of each period.  The effective interest rate is the credit-adjusted risk-free rate applied when the liability was initially measured and recognized.

At December 31, 2015, the Company had outstanding asset retirement obligations of $258,000, which was included in other long-term liabilities in the accompanying consolidated balance sheets.  For the year ended December 31, 2015, the Company recognized accretion expenses of $8,000 in the accompanying statement of operations.

Intangible Assets

Intangible assets consist primarily of patents and license acquisition costs associated with certain technology components incorporated into the Company’s MRIdian systems. The Company capitalizes the cost and amortizes it on a straight-line basis over the estimated useful lives, which is generally three years for license cost and five to seven years for patents.

Impairment of Long-Lived Assets

The Company reviews the recoverability of long-lived assets, including equipment, leasehold improvements, software and intangible assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest charge) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. There was no impairment loss recognized during the years ended December 31, 2015, 2014 and 2013.

Deferred Offering Costs

ViewRay Technologies, Inc. capitalizes qualified legal, accounting and other direct costs related to its efforts to raise capital through a public sale of its common stock in its planned IPO. These costs are recorded in deferred offering costs in the accompanying balance sheets and will be deferred until the completion of the IPO, at which time they will be reclassified to additional paid-in capital as a reduction of the IPO proceeds. If the Company terminates its plan for an IPO or significantly delays such plan, any deferred costs will be expensed at that time. At December 31, 2014, the Company recorded deferred offering costs of $1.4 million in the accompanying consolidated balance sheets. During the three months ended June 30, 2015, ViewRay Technologies, Inc. terminated its plan for IPO, and wrote off deferred offering costs of $2.9 million in the accompanying consolidated statement of operations. The balance of deferred offering costs was zero at December 31, 2015.

Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investment owners and distribution to owners. For the periods presented, comprehensive loss did not differ from net loss.

Revenue Recognition

The Company derives revenue primarily from the sale of the systems and related services, which are predominantly sales of MRIdian, as well as support and maintenance services on purchased systems. In all sales arrangements, the Company recognizes revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is reasonably assured and delivery has occurred. For sales of MRIdian systems, the Company currently recognizes product revenue upon receipt of customer acceptance. For sales of the related support and maintenance services, the Company recognizes service revenue on a straight-line basis over the service contract term, which is typically 12 months.

Multiple Elements

Based on the nature of the Company’s business, it frequently enters into sales arrangements with customers that contain multiple elements or deliverables. In situations where a deliverable in a multi-element arrangement has value to the customer on a stand-alone basis, the Company is required to allocate the fair value of the various elements based on the selling price of each element. The principal deliverables consist of (i) sale of MRIdian systems, which generally includes installation, site preparation and software, and (ii) product support, which includes extended service and maintenance.

The Company determines selling prices using vendor specific objective evidence, or VSOE, if it exists, or third party evidence, or TPE. If neither VSOE nor TPE exists for a deliverable, the Company uses best estimated selling price, or BESP. The Company allocates revenue to its multiple elements generally using the relative fair values as determined by BESP. The Company regularly reviews VSOE, TPE and BESP for all of its MRIdian systems and services.

Product Revenue

Product revenue is derived primarily from the sales of MRIdian. The system contains both software and non-software components that together deliver essential functionality. However, because MRIdian includes hardware products as well as software components that function together with the hardware components to deliver MRIdian’s essential functionality, the revenue from the sale of MRIdian systems does not fall within the scope of the software revenue recognition rules.

The related customer contracts currently call for on-site assembly of the system components and system integration. Once the system installation is completed, the Company performs a detailed demonstration with the customer showing that MRIdian meets the standard product specifications. After successful demonstration, the customer signs a document indicating customer acceptance. All contracts include customer deposits upon signing of the agreement with final payment generally due upon customer acceptance.

Revenue recognition for MRIdian systems generally occurs when the customer acknowledges that the system operates in accordance with standard product specifications, the customer accepts the installed unit and title and risk of loss are transferred to the customer.

Service Revenue

Service revenue is derived primarily from maintenance services. Service revenue is deferred and recognized ratably over the service period.

Grant Revenue

The Company receives payments for the achievement of certain milestones under government grants over a contractually defined period. These payments are nonrefundable. Government grants generally provide the Company with fixed payments and a contractually defined period. Grant revenues are recognized as milestones under the grant program are achieved and is earned through reimbursements for the qualifying expenses incurred by the Company.

The Company retains ownership and exclusive rights to all inventions made under these arrangements. Upon the completion of the Company’s government grants, no further obligations exist under these arrangements. The Company retains the rights to commercialize the technology it developed under government grants without any royalty obligations.

The Company entered into a loan agreement with the county redevelopment fund in the State of Ohio to fund the renovation of its Ohio headquarters. Under the terms of the loan agreement, the lender may forgive a portion of the loan if the Company meets certain permanent job creation requirement within the State of Ohio. Grant revenues are recognized when the Company meets the employment requirement and receives the loan forgiveness notice from the lender.

Customer Deposits

Customer deposits represent payments received in advance of system installation. For domestic sales, advance payments received prior to customer acceptance are recorded as customer deposits. For international sales, advance payments are initially recorded as customer deposits and are subsequently reclassified to deferred revenue upon inventory shipment when the title and risk of loss of inventory items transferred to customers. All customer deposits, including those that are expected to be a deposit for more than one year, are classified as current liabilities based on consideration of the Company’s normal operating cycle (the time between acquisition of the inventory components and the final cash collection from customers on these inventory components) which is in excess of one year.

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue consists of deferred product revenue and deferred service revenue. Deferred product revenue arises from timing differences between the fulfillment of other contract deliverables and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred service revenue results from the advance billing for services to be delivered over a period of time. Deferred revenues expected to be realized within one year are classified as current liabilities.

Deferred cost of revenue consists of cost for inventory items that have been shipped with title and risk of loss transferred to customer but the customer acceptance has not been received. Deferred cost of revenue is included as part of current assets as the corresponding deferred product revenue are expected to be realized within one year. The inventories recorded in deferred cost of revenue are also included in the inventory lower of cost or market analysis. At December 31, 2015 and 2014, no reserve was required for deferred cost of revenue.

Research and Development Costs

Expenditures, including payroll, contractor expenses and supplies, for research and development of products and manufacturing processes are expensed as incurred.

Software development costs incurred subsequent to establishing technological feasibility are capitalized through the general release of MRIdian systems that contain the embedded software elements. Technological feasibility is demonstrated by the completion of a working model. The Company has not capitalized any software development costs at December 31, 2015 or 2014, since the costs incurred subsequent to achieving technological feasibility and completing the research and development for the software components were immaterial.

Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model as the method for estimating the fair value of stock options. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions that determine the fair value of share-based awards, including the options’ expected term and the price volatility of the underlying stock. The fair value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the awards’ requisite service periods in the statements of operations. The Company attributes the value of share-based compensation to expense using the straight-line method.

Medical Device Excise Tax

Medical Device Excise Tax, or MDET, Section 4191 of the Internal Revenue Code enacted by the Health Care and Education Reconciliation Act of 2010, in conjunction with the Patient Protection and Affordable Care Act, established a 2.3% excise tax on medical devices sold domestically beginning on January 1, 2013. The Company included the cost of MDET in cost of product revenue during the years ended December 31, 2015, 2014 and 2013, net of amounts directly billed to the customer for this tax, if any.

Deferred Commissions

Deferred commissions are the direct and incremental costs directly associated with the MRIdian system contracts with customers, which primarily consist of sales commissions to our direct sales force. The commissions are deferred and expensed in proportion to the revenue recognized upon the acceptance of the MRIdian system. At December 31, 2015 and 2014, the Company had $799 thousand and $221 thousand deferred commissions recorded as part of prepaid expenses and other current assets on the accompanying consolidated balance sheets.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets where, based upon the available evidence, management concludes that it is more-likely-than not that the deferred tax assets will not be realized. Because of the uncertainty of the realization of the deferred tax assets, the Company has recorded a full valuation allowance against its net deferred tax assets.

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company was to determine that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Reserves are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more likely than not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision; however, the Company currently has no penalties or interest related to income taxes. The earliest year that the Company is subject to examination is the year ended December 31, 2004.

Convertible Preferred Stock Warrant Liability

The Company’s warrant to purchase convertible preferred stock is classified as a liability on the consolidated balance sheets at fair value upon issuance because the warrant is exercisable for contingently redeemable preferred stock which is classified outside of stockholders’ deficit. The warrant is subject to re-measurement to fair value at each balance sheet date, and any change in fair value is recognized in the consolidated statements of operations as other income (expense), net. In July 2015, upon the Merger of the Company and ViewRay Technologies, Inc., and the Private Placement, the convertible preferred stock warrants were converted into warrants to purchase the Company’s common stock, and the fair value of the preferred stock warrant liability was reclassified to additional paid-in capital.

Net Loss per Share

The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The net loss attributable to common stockholders was not allocated to the convertible preferred stock under the two-class method as the convertible preferred stock do not have a contractual obligation to share in the net loss attributable to common stockholders. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants to purchase convertible preferred stock and common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in the consolidated balance sheets. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as non-current in the consolidated balance sheets. ASU 2015-17 is effective for annual periods beginning after December 15, 2017 and interim periods therein. Early application is permitted. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its financial reporting.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 is effective prospectively for annual periods beginning after December 15, 2016 and interim periods therein. Early application is permitted. The Company is reviewing the provisions of ASU 2015-11 and expects that the new guidance will not have a material impact on its financial reporting.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires all debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt. Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, which is a direct adjustment to the carrying value of the debt. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods therein. Early application is permitted. The Company has elected to early adopt this guidance and recorded the debt issuance cost related to the CRG Term Loan as a debt discount. The adoption also did not result in a retrospective restatement of our financial statements as there were no significant historical debt issuance costs incurred in prior periods that were not accounted for as a debt discount.  The CRG debt issuance cost is amortized to interest expense during the life of the Term Loan using the effective interest method. See Note 6, Debt.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), which requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statement issuance date. Disclosures are required if conditions give rise to substantial doubt. The new standard is effective for all entities in the first annual period ending after December 15, 2016. The Company has not elected to early adopt this accounting pronouncement.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU. 2015-14, which provides a one-year deferral in the effective date of ASU 2014-09. Early adoption will be permitted, but not earlier than the original effective date for annual and interim periods. In accordance with the deferral, the effective date applicable to the Company will be the first quarter of fiscal 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the Accounting Standards Codification 840, Leases. This ASU requires lessees to begin recognize all leases, with exception of short-term lease, as a lease liability on the balance sheet. Under this ASU, a lease is defined as a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset which is an asset that represents the lessee’s right to use, or control the use of, a specified asset during the lease term. The ASU also requires additional disclosure about the amount, timing and uncertainty of cash flow from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the effect the new standard will have on its consolidated financial statements and related disclosure.

3.	Merger

On July 23, 2015, ViewRay, Inc. (f/k/a Mirax Corp.), or the Company, and ViewRay Technologies, Inc. (f/k/a ViewRay Incorporated), consummated an Agreement and Plan of Merger and Reorganization, or Merger Agreement. Pursuant to the Merger Agreement, the stockholders of ViewRay Technologies, Inc. contributed all of their equity interests to the Company for shares of the Company’s common stock and merged with the Company’s subsidiary, which resulted in ViewRay Technologies, Inc. becoming a wholly-owned subsidiary of the Company, or the Merger. Effective as of July 23, 2015, the Company amended and restated its Certificate of Incorporation to increase its authorized common stock to 300,000,000 shares and 10,000,000 shares of “blank check” preferred stock, par value of $0.01 per share.

Upon the closing of the Merger, under the terms of the Split-Off Agreement, dated July 23, 2015 among the Company, ViewRay Technologies, Inc. and Vesuvius Acquisition Sub, Inc., the acquisition subsidiary of the Company, or the Split-Off Agreement, and a general release agreement dated July 23, 2015, or the General Release Agreement, the Company transferred all of its pre-Merger operating assets and liabilities to wholly- owned special-purpose subsidiary incorporated in Nevada, Vesuvius Acquisition Sub, Inc. or the Split-Off Subsidiary. Thereafter, the Company transferred all of the outstanding shares of capital stock of the Split-Off Subsidiary to certain pre-Merger insiders of the Company in exchange for the surrender and cancellation of shares of the Company’s common stock held by such persons.

Together with the Merger, on July 23, 2015, ViewRay Technologies, Inc. effected a 2.975-for-1 stock split of its then outstanding common stock and convertible preferred stock, collectively referred to as Capital Stock, and convertible preferred stock warrants, in which (i) each share of outstanding Capital Stock was increased into 2.975 shares of Capital Stock; (ii) the number of outstanding options to purchase each Capital Stock was proportionately increased on a 2.975-for-1 basis; (iii) number of shares reserved for future option grants under the 2008 Plan were proportionately increased on a 2.975-for-1 basis; (iv) the exercise price of each such outstanding option was proportionately decreased on a 2.975-for-1 basis; and (v) each share of outstanding convertible preferred stock warrant was increased into 2.975 shares of convertible preferred stock warrant. All of the share and per share amounts have been adjusted, on a retroactive basis, to reflect this 2.975-for-1 stock split.

At the closing of the Merger, the Company conducted a private placement offering, or the Private Placement, of its securities for $26.3 million, net of offering cost, through the sale of 5,884,504 shares of the common stock of the surviving corporation, at an offering price of $5.00 per share. Investors in ViewRay Technologies, Inc. purchased $17.0 million of shares in the Private Placement. Certain shareholders of the Company retained, after giving effect to the Split-Off, 1,000,005 shares of the common stock of the surviving corporation upon the Private Placement. The former stockholders of ViewRay Technologies Inc. collectively own approximately 90.9% of the outstanding shares of the Company’s common stock.

Immediately following the closing of the Merger, the Company’s outstanding shares of common stock (on a fully diluted basis) are owned as follows:

•	Former holders of the ViewRay Technologies, Inc.’s capital stock hold an aggregate of 34,715,582 shares of the Company’s common stock, or approximately 72.7% on a fully diluted basis;
•

The Private Placement, resulted in an aggregate of 5,884,504 shares of the Company’s common stock, consisting of 3,400,003 shares held by ViewRay Technologies, Inc. shareholders and 2,484,501 shares issued to new shareholders, or together approximately 12.3% on a fully diluted basis;

•	128,231 shares of ViewRay Technologies, Inc.’s preferred stock warrant were converted to the Company’s common stock warrant, or approximately 0.3% on a fully diluted basis;
•	198,760 shares of common stock issued as warrants to placement agents as payment for services provided, or approximately 0.4% on a fully diluted basis;
•	Holders of the Company’s common stock prior to the closing of the Merger hold an aggregate of 1,000,005 shares of the Company’s common stock, or approximately 2.1% on a fully diluted basis; and
•

9,225,397 shares of common stock are reserved for issuance under the 2008 Stock Incentive Plan, or the 2008 Plan, and the 2015 Equity Incentive Plan of ViewRay, or the 2015 Plan, collectively representing approximately 19.3% on a fully diluted basis. Upon closing, 1,507,147 options to purchase shares of the Company’s common stock are granted to employees under the 2015 Plan. In addition, the Board of Directors of the Company has adopted a 285,621-share reserve under the 2015 ESPP.

The Merger is being accounted for as a reverse-merger and recapitalization. ViewRay Technologies, Inc. is the acquirer for financial reporting purposes, and ViewRay, Inc. is the acquired company under the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combination. Consequently, the assets, liabilities and operations that will be reflected in the historical consolidated financial statements prior to the Merger will be those of ViewRay Technologies, Inc. and will be recorded at the historical cost basis, and the consolidated financial statements after completion of the Merger will include the assets, liabilities and results of operations of ViewRay Technologies, Inc. up to the day prior to the closing of the Merger and the assets, liabilities and results of operations of the combined company from and after the closing date of the Merger.

4.	Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31
	2015	2014
Prototype	$6,492	$6,342
Machine and equipment	7,128	4,214
Leasehold improvements	1,532	1,270
Furniture and fixtures	350	263
Software	832	647
Construction in progress	1,851	—
Property and equipment, gross	18,185	12,736
Less: accumulated depreciation and amortization	(10,879)	(9,805)
Property and equipment, net	$7,306	$2,931

Depreciation and amortization expense related to property and equipment was $1.1 million, $853 thousand and $1.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31
	2015	2014
License cost	$500	$500
Patents	104	—
Intangible assets, gross	$604	$500
Accumulated amortization	(404)	(236)
Intangible assets, net	$200	$264

Intangible amortization expense was $168 thousand, $167 thousand and $69 thousand during the years ended December 31, 2015, 2014 and 2013, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.

At December 31, 2015, the estimated future amortization expense of purchased intangible assets was as follows (in thousands):

Year Ended December 31,	Estimated Future Amortization Expense
2016	$115
2017	18
2018	18
2019	18
2020	18
Thereafter	13
Total amortization expense	$200

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31
	2015	2014
Accrued payroll and related benefits	$1,938	$1,652
Accrued accounts payable	1,880	143
Sales tax and medical device excise tax payable	219	499
Accrued legal and accounting	857	901
Accrued interest	—	142
Other	519	296
Total accrued liabilities	$5,413	$3,633

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	December 31
	2015	2014
Deferred revenue:
Product	$5,050	$6,919
Services	911	442
Total deferred revenue	5,961	7,361
Less: current portion of deferred revenue	(5,616)	(7,361)
Noncurrent portion of deferred revenue	$345	$—

5.	Fair Value of Financial Instruments

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at December 31, 2015 or 2014. Level 3 liabilities that are measured on a recurring basis include convertible preferred stock warrant liabilities. The convertible preferred stock warrant liability was valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value of the warrant (see Note 13).

The convertible preferred stock warrants were issued in December 2013 and were outstanding at December 31, 2014. In July 2015, upon the Merger of the Company and ViewRay Technologies, Inc., and the Private Placement, the convertible preferred stock warrants were converted into warrants to purchase the Company’s common stock. The aggregate fair value of these warrants upon the closing of the Merger is $93 thousand which was reclassified from liabilities to additional paid-in-capital, and the Company no longer recorded change in fair value adjustments.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
Convertible preferred stock warrant liability	$—	$—	$138	$138

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Year Ended December 31,
	2015	2014	2013
Fair value, beginning of period	$138	$158	$—
Issuance of convertible preferred stock warrant	—	—	158
Change in fair value of Level 3 financial liabilities	(45)	(20)	—
Fair value, end of period	$93	$138	$158

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other income (expense), net in the consolidated statements of operations.

6.	Debt

Hercules Term Loan

In December 2013, ViewRay Technologies, Inc. entered into a Loan and Security Agreement, or the Hercules Term Loan, with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P., or together, Hercules, for $15.0 million that was outstanding at December 31, 2014. Borrowings under the Hercules Term Loan bear cash interest at the greater of the annual prime rate plus 7.0% or 10.25%, which was 10.25% at December 31, 2014. In addition, borrowings under the Hercules Term Loan bear deferred payment in-kind interest at 1.5% per annum. Interest only payments began in January 2014, with monthly principal and interest payments beginning on January 1, 2015 and the entire balance of the Hercules Term Loan are to be paid in full by the June 1, 2017 maturity date. The Hercules Term Loan is subject to a prepayment penalty of 5% on the outstanding balance during the first 12 months following the funding of the loan and 1% on the outstanding balance thereafter until maturity. The Hercules Term Loan was issued at a discount of $466 thousand, which was amortized to interest expense during the life of the loan using the effective interest method. The discount included the fair value of a convertible preferred stock warrant that was issued with the Hercules Term Loan, as discussed in the following paragraph, and the related transaction costs. The Hercules Term Loan is collateralized by essentially all the assets of ViewRay Technologies, Inc. and limits its ability with respect to additional indebtedness, investments or dividends, among other things, subject to customary exceptions.

In connection with the issuance of the Hercules Term Loan, ViewRay Technologies, Inc. entered into a Warrant Agreement with Hercules to issue a fully vested and exercisable warrant to purchase 128,231 shares of Series C convertible preferred stock with an exercise price of $5.84 per share. The warrant is exercisable any time before the later of 10 years from issuance or five years after an IPO. The warrant provides for anti-dilution rights on the Series C convertible preferred stock, which includes one-time down-round protection. The fair value of the warrant upon issuance of $158 thousand was recorded as convertible preferred stock warrant liability and a discount to the carrying value of the Hercules Term Loan. The fair value of the warrant at the time of issuance was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of two years, expected volatility of 30%, risk-free interest rate of 0.4% and expected dividend yield of 0%. See Note 13 for assumptions used to estimate the fair value of convertible preferred stock warrant liability upon conversion into warrants to purchase common stock and at December 31, 2014.

In June 2015, ViewRay Technologies, Inc. paid off in full the outstanding balances on Hercules Term Loan, including the related interest and other penalty fee, using part of the proceeds received from the CRG Term Loan discussed below.

CRG Term Loan

In June 2015, ViewRay Technologies, Inc. entered into a Term Loan Agreement, or the CRG Term Loan, with Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P. or together with their successors by assignment, CRG, for up to $50.0 million of which $30.0 million was available immediately upon closing, and the remaining $20.0 million was available on or before June 26, 2016 at its option upon the occurrence of either (i) an initial public offering of its common stock on a nationally recognized securities exchange that raises a minimum of $40.0 million in net cash proceeds with a minimum of $120.0 million post money valuation, or Qualifying IPO, or (ii) achievement of a minimum of $25.0 million of aggregate product and service revenue during any consecutive 12 months before March 31, 2016.  The Company drew down the first $30.0 million on closing date. The CRG Term Loan has a maturity date of June 26, 2020 and bears interest at a rate of 12.5% per annum to be paid quarterly during the interest-payment-only period of three years. The interest-payment-only period can be extended for another year until June 26, 2019 if the Company completes a Qualifying IPO on or before June 26, 2018. During the interest-payment-only period, the Company has the option to elect to pay only 8% of the 12.5% per annum interest in cash, and the remaining 4.5% of the 12.5% per annum interest as compounded interest, or deferred payment in-kind interest, added to the aggregate principal amount of the CRG Term Loan. Principal payment and any deferred payment in-kind interest is paid quarterly in equal installments following the end of the interest-payment-only period through maturity date.

On March 24, 2016, the Company and CRG executed an amendment to the original terms of the CRG Term Loan such that, with regard to the conditions for borrowing the remaining $20.0 million available under the CRG Term Loan, the Company may, at its election, draw down (i) an amount of either $10.0 million or $15.0 million in up to two advances upon achievement of a minimum of $15.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before March 31, 2016 and (ii) an additional $5.0 million (or $10.0 million, if the previous draw made was only in an amount of $10.0 million) upon achievement of a minimum of $25.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before December 31, 2016 and upon execution of the first sales contract of the Company’s second generation product.  On March 21, 2016, the Company achieved the minimum of $15.0 million gross revenue requirement which makes the first $15.0 million of the remaining $20.0 million immediately available for draw down by the Company.

The CRG Term Loan is subject to a prepayment penalty of 3% on the outstanding balance during the first 12 months following the funding of the loan, 2% on the outstanding balance after year 1 but on or before year 2, 1% on the outstanding balance after year 2 but on or before year 3, and 0% on the outstanding loan if prepaid after year 3 thereafter until maturity. The CRG Term Loan is also subject to a facility fee of 7% based on the sum of the amount drawn and any outstanding payment in-kind interest payable on the maturity date or the date such loan becomes due. All direct issuance costs were accounted for as a discount on the CRG Term Loan and will be amortized to interest expense during the life of the loan using the effective interest method. The CRG Term Loan is subject to financial covenants and is collateralized by essentially all assets of the Company and limits its ability with respect to additional indebtedness, investments or dividends, among other things, subject to customary exceptions.

The Company’s scheduled future payment on the CRG Term Loan at December 31, 2015 are as follows (in thousands):

Year Ended December 31,
2016	$2,541
2017	2,652
2018	12,019
2019	19,644
2020 and thereafter	10,506
Total future payments	$47,362
Less: amount representing interest and end-of-term facility fee	(17,362)
Total principal amount	30,000
Less: unamortized debt discount	(984)
Carrying value of long-term debt	$29,016
Less: current portion	—
Long-term portion	$29,016

2014 Convertible Promissory Notes

In August 2014, the Company entered into a Convertible Promissory Note Agreement, or the Convertible Note Agreement, with a majority of its current investors to sell convertible promissory notes in an aggregate principal amount of $10.0 million with the option to raise an additional $1.5 million, or 2014 Notes. The Company received gross proceeds of $3.9 million in August 2014 and $6.1 million in November 2014 under the Convertible Note Agreement. The 2014 Notes carried a simple interest rate of 8% per annum and were subordinated in right of payment to all of the Company’s other indebtedness. The 2014 Notes were to mature in November 2015 unless previously converted. The Convertible Note Agreement provided for the conversion of the 2014 Notes at the option of the majority investors, and at any time, into shares of Series C convertible preferred stock at the then applicable conversion price. In December 2014, the holders of the 2014 Notes opted to convert the outstanding principal and accrued interest of $10.2 million into 1,739,405 shares of Series C convertible preferred stock at a price of $5.84 per share in accordance with the terms of the Convertible Note Agreement. As of December 31, 2014, the 2014 Notes are no longer outstanding. In addition, the option to raise an additional $1.5 million under the Convertible Note Agreement expired unexercised in December 2014 and no more 2014 Notes will be issued under this agreement.

7.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakwood Village, Ohio and Mountain View, California under non-cancellable operating leases. At December 31, 2015, the future minimum payments for the operating leases are as follows (in thousands):

Year Ended December 31,
2016	$1,113
2017	1,106
2018	963
2019	823
Total future minimum payments	$4,005

Rent expense incurred under operating leases was $1.3 million, $683 thousand and $308 thousand during the years ended December 31, 2015, 2014 and 2013, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. At December 31, 2015, the Company was not involved in any material legal proceedings.

Purchase Commitments

At December 31, 2015 and 2014, the Company had no outstanding firm purchase commitments.

8.	Licensing Agreement

In December 2004, ViewRay Technologies, Inc. entered into a licensing agreement with the University of Florida Research Foundation, Inc., or UFRF, whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a royalty from sales of products developed and sold by the Company utilizing the licensed patents. ViewRay Technologies, Inc. met all of the product development and commercialization milestones at December 31, 2013 and started to make quarterly royalty payments in 2014. Royalty payments are based on 1% of net sales, defined as the amount collected on sales of licensed products and/or licensed processes after deducting trade and/or quantity discounts, credits on returns and allowances, outbound transportation costs paid and sales tax. Minimum quarterly royalty payments of $50 thousand commenced with the quarter ended March 31, 2014 and are payable in advance. Minimum royalties paid in any calendar year will be credited against earned royalties for such calendar year. The royalty payments continue until the earlier of (i) the date that no licensed patents remain enforceable or (ii) the payment of earned royalties, once begun in 2014, cease for more than four consecutive calendars quarters.

Royalty expenses based on 1% of net sales were $102 thousand, $137 thousand and $26 thousand during the years ended December 31, 2015, 2014 and 2013, respectively, and were recorded as product cost of revenue in the accompanying consolidated statements of operations. The minimum royalty payments in excess of 1% of net sales were $49 thousand, $63 thousand and nil during the years ended December 31, 2015, 2014 and 2013, respectively, and were recorded as general and administrative expenses in the accompanying consolidated statements of operations.

9.	Grant Revenue

In December 2008, ViewRay Technologies, Inc. entered into an agreement with the county redevelopment fund in the State of Ohio for a loan of up to $800 thousand to fund the renovation of its headquarters. The loan, which bore interest at 6% annually through the maturity date of December 31, 2009, is secured by the Company’s leasehold improvements. Under the terms of the loan agreement, the lender may forgive $240 thousand if the Company meets certain permanent job creation requirements within the State of Ohio. In July 2010, $560 thousand of principal and accrued interest through the loan maturity date were repaid. In September 2015, the remaining $240 thousand was forgiven and was recognized as grant revenue during the year ended December 31, 2015.

In April 2009, the Company and other collaborators were awarded a grant from the State of Ohio of up to $5.0 million in total support pursuant to the Third Frontier Biomedical Research Commercialization Program. The Company’s portion of this grant is $2.8 million. Consistent with the grant agreement, the funds become due to the Company upon written request to the grantor subsequent to the achievement of milestone and qualifying expenditures being incurred. The terms of the grant obligate the Company to develop and commercialize MRIdian primarily at its headquarters in the State of Ohio, to raise certain amounts of new equity investment and to incur certain levels of expenditures to develop and market MRIdian. The grant revenue from this arrangement was recognized as these milestones were achieved before the arrangement expired in April 2013. The Company recorded grant revenue of $894 thousand during the year ended December 31, 2013.

10.	Distribution Agreement

In December 2014, ViewRay Technologies, Inc. entered into a distribution agreement with Itochu Corporation, or Itochu, a Japanese entity, pursuant to which the Company appointed Itochu as its exclusive distributor for the sale and delivery of its MRIdian products within Japan. In consideration of the exclusive distribution rights granted, ltochu agreed to pay a distribution fee of $4.0 million in three installments: (i) the first installment of $1.0 million was due upon execution of the distribution agreement; (ii) the second installment of $1.0 million is due within 10 business days following submission of the application for regulatory approval of the Company’s product to the Japan regulatory authority; and (iii) the final installment of $2.0 million is due within 10 business days following receipt of approval for the Company’s product from the Japan regulatory authority. The distribution fee paid by Itochu is refundable if the Company fails to obtain the approval from the Japan regulatory authority before December 31, 2017. The Company received the first installment of $1.0 million in December 2014 and the second installment of $1.0 million in December 2015. Both amounts were recorded as customer deposits in the accompanying consolidated balance sheets.

The exclusive distribution agreement has an initial term of 10 years, and contains features customary in such distribution agreements. Under this distribution agreement, the Company will supply its products and services to Itochu based upon the Company’s then-current pricing. In conjunction with the distribution agreement, Itochu also purchased $5.2 million of Series C convertible preferred stock in December 2014 at a price of $5.84 per share and became a stockholder of the Company (see Note 12).

11.	Common Stock Reserved for Issuance

The common stock reserved for future issuance at December 31, 2015 and 2014 was as follows:

	December 31
	2015	2014
Conversion of outstanding convertible preferred stock	—	27,654,928
Shares underlying outstanding stock options	6,053,672	4,248,504
Shares available for future stock option grants	3,166,968	295,101
ESPP shares available for issuance	285,621	—
Warrant to purchase convertible preferred stock	—	128,231
Warrant to purchase common stock	326,991	—
Total shares of common stock reserved	9,833,252	32,326,764

12.	Convertible Preferred Stock

In February 2013, the Company raised $5.0 million through the sale and issuance of 983,558 shares of Series D-1 convertible preferred stock for $5.08 per share.

Recapitalization

In May and June 2013, the Company effected a recapitalization in connection with a Series D-2 convertible preferred stock financing, or the Series D-2 Offering. The Series D-2 Offering consisted of (i) the sale and issuance of 3,013,797 shares of Series D-2 convertible preferred stock for $15.3 million, or $5.08 per share, and (ii) the issuance of 3,196,417 shares of Series D-2 convertible preferred stock to participating investors in exchange for all then-outstanding dividends accrued on shares of Series B-1, Series C and Series D-1 convertible preferred stock at an exchange rate equal to the sales price of the Series D-2 Offering of $5.08 per share. Non-participating holders of 1,470,485 shares of Series C convertible preferred stock received 147,051 shares of common stock, on a 10:1 basis, in exchange for these shares and accrued dividends of $1.4 million, or the Non-participating Exchange. At the closing of the Series D-2 Offering, all then-outstanding shares of Senior Convertible Preferred Stock (defined as all outstanding shares of Series B-1, Series C, Series D-1 and Series D-2 convertible preferred stock) were exchanged for an equal number of newly-issued shares of Series B convertible preferred stock, or the Participating Exchange, containing substantially similar rights to those contained in the Senior Convertible Preferred Stock except that (i) rights to dividends are no longer cumulative and therefore dividends accrue to holders of Series B convertible preferred stock only when declared and (ii) the liquidation preference for the prior shares of Series B-1 convertible preferred stock was increased. All shares of Senior Convertible Preferred Stock were surrendered and cancelled after the recapitalization.

The recapitalization was accounted for as an extinguishment of the Senior Convertible Preferred Stock which resulted in the following:

•

For the Non-participating Exchange, the Company recognized a gain on extinguishment of Series C convertible preferred stock in the amount $8.8 million as the difference between the carrying value of the securities surrendered (i.e., carrying value of non-participating Series C convertible preferred stock and the related accrued dividends) and the fair value of the common stock issued in exchange. The $8.8 million gain was a deemed capital contribution to the holders of the common stock that was recognized as a decrease to net loss attributable to common stockholders and a decrease to accumulated deficit.

•

For the Participating Exchange, the Company recognized a charge on extinguishment of participating Senior Convertible Preferred Stock as the difference between the carrying value of the securities surrendered (i.e., carrying value of the participating Senior Convertible Preferred Stock) and the fair value of the Series B convertible preferred stock issued in exchange. The $6.9 million charge was a deemed dividend that was recognized as an increase to net loss attributable to common stockholders and an increase to accumulated deficit.

In November 2013, the Company raised $15.0 million through the sale and issuance of 2,564,638 shares of Series C convertible preferred stock for $5.84 per share.

In December 2014, the Company issued 2,619,951 shares of Series C convertible preferred stock, consisting of (i) the issuance of

880,546 shares for $5.2 million, or $5.84 per share, to Itochu in conjunction with the distribution agreement, and (ii) the issuance of 1,739,405 shares upon conversion of the outstanding principal and accrued interest of the 2014 Notes (see Note 6).

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

The changes in the shares of convertible preferred stock and common stock during the years ended December 31, 2015, 2014 and 2013 were as follows:

	Series A Convertible Preferred Stock	Extinguished Series B-1 Convertible Preferred Stock	Extinguished Series C Convertible Preferred Stock	Extinguished Series D-1 Convertible Preferred Stock	Extinguished Series D-2 Convertible Preferred Stock	New Series B Convertible Preferred Stock	New Series C Convertible Preferred Stock	Total Convertible Preferred Stock	Common Stock
Balance at December 31, 2012	163,462	6,321,238	9,108,533	1,155,172	—	—	—	16,748,405	730,203
Issuance of Series D-1 convertible preferred stock	—	—	—	983,558	—	—	—	983,558	—
Issuance of Series D-2 convertible preferred stock	—	—	—	—	3,013,797	—	—	3,013,797	—
Conversion of Series C convertible preferred stock and related dividends dividends into common stock and deemed capital contribution	—	—	(1,470,485)	—	—	—	—	(1,470,485)	147,051
Conversion of accrued dividends into Series D-2 convertible preferred stock	—	—	—	—	3,196,417	—	—	3,196,417	—
Extinguishment of Series B-1, Series C, Series D-1 and Series D-2 convertible preferred stock	—	(6,321,238)	(7,638,048)	(2,138,730)	(6,210,214)	—	—	(22,308,230)	—
Exchange of new Series B convertible preferred stock and deemed dividend	—	—	—	—	—	22,308,230	—	22,308,230	—
Issuance of new Series C convertible preferred stock	—	—	—	—	—	—	2,564,638	2,564,638	—
Issuance of common stock from option exercise	—	—	—	—	—	—	—	—	1,463
Balance at December 31, 2013	163,462	—	—	—	—	22,308,230	2,564,638	25,036,330	878,717
Repurchase of Series A convertible preferred stock and deemed capital contribution	(1,353)	—	—	—	—	—	—	(1,353)	—
Issuance of Series C convertible preferred stock	—	—	—	—	—	—	880,546	880,546	—
Conversion of convertible promissory notes into Series C convertible preferred stock	—	—	—	—	—	—	1,739,405	1,739,405	—
Issuance of common stock from option exercise	—	—	—	—	—	—	—	—	28,320
Balance at December 31, 2014	162,109	—	—	—	—	22,308,230	5,184,589	27,654,928	907,037
Issuance of Series C convertible preferred stock	—	—	—	—	—	—	2,727,059	2,727,059	—
Conversion of convertible preferred stock into common stock in connection with the merger	(162,109)	—	—	—	—	(22,308,230)	(7,911,648)	(30,381,987)	30,381,987
Issuance of common stock upon private placement	—	—	—	—	—	—	—	—	5,884,504
Issuance of common stock to Mirax	—	—	—	—	—	—	—	—	1,000,005
Issuance of common stock from option exercise	—	—	—	—	—	—	—	—	31,427
Balance at December 31, 2015	—	—	—	—	—	—	—	—	38,204,960

Prior to the completion of the recapitalization in June 2013, the rights, privileges and preferences of Series A, Series B-1, Series C and Series D-1 convertible preferred stock were as follows:

Voting Rights

Each share of Series A, Series B-1, Series C and Series D-1 convertible preferred stock was entitled to voting rights equal to the number of shares of common stock into which each share could be converted. The shares possessed contain certain customary rights and protective provisions including anti-dilution protection, pre-emptive and protective rights in the event of future issuances of equity securities by the Company, rights to limit the ability of the Company to incur indebtedness without prior approval of a majority of the Series D-1 convertible preferred stock holders, registration rights in the event of a public offering of the Company’s common stock, right of first refusal and co-sale rights in the event of certain transfers of shares by or among shareholders, the ability of a majority of holders of convertible preferred stock to require the tender of all shares in the event of a sale of the Company and information rights.

The Company’s board of directors consisted of 8 members. The holders of Series A, voting as a separate class, are entitled to elect one member of the board of directors. The holders of Series B-1, voting as a separate class, are entitled to elect seven members of the board of directors. The holders of Series C, voting as a separate class, are entitled to elect one member of the board of directors. The holders of common stock, voting as a separate class, are entitled to elect two members of the board of directors.

Conversion Rights

Each share of Series A, Series B-1, Series C and Series D-1 convertible preferred stock was convertible by any holder at any time into common stock. The conversion rate was determined by dividing the purchase price applicable to such shares of convertible preferred stock ($3.99 for Series A and Series B-1 and $5.08 for Series C and Series D-1 convertible preferred stock) by the conversion price ($3.99 for Series A and Series B-1 and $5.08 for Series C and Series D-1 convertible preferred stock). Conversion of such shares was automatic upon the closing of an underwritten public offering with proceeds equal to or exceeding $15.25 per share, and in which the net proceeds received by the Company equal or exceed $50.0 million or the affirmative vote of holders of shares of convertible preferred stock representing at least a majority of the voting power of the then outstanding shares of Series A, Series B-1, Series C and Series D-1 convertible preferred stock, voting together as a single class.

Adjustment of Conversion Price for Qualifying Dilutive Issuances

In the event the Company issued additional shares of common stock after the Series D-1 convertible preferred stock original issue date without consideration or for a consideration per share less than the conversion price in effect immediately prior to such issuance, then and in each such event the conversion price would have been reduced to a price equal to such conversion price multiplied by the following fraction:

•

the numerator of which is equal to the sum of (i) the product of the number of shares of common stock outstanding or deemed to be outstanding immediately prior to such issuance and the conversion price in effect immediately prior to such issuance) and (ii) the product of the number of additional shares of common stock so issued and the average price per share received by the Company for the additional shares of common stock so issued); and

•

the denominator of which is equal to the number of shares of common stock outstanding or deemed to be outstanding immediately prior to such issuance plus the number of additional shares of common stock so issued.

Dividends

Holders of Series B-1, Series C and Series D-1 convertible preferred stock, in preference to the holders of Series A convertible preferred stock and common stock, were entitled to receive cash dividends at the per annum rate of 8% of the convertible preferred stock purchase price. Such payments were to be paid in order of preference (Series D-1, Series C, Series B-1 convertible preferred stock). Dividends were cumulative from the date of issuance of the respective convertible preferred stock until paid. Holders of Series B-1 convertible preferred stock were entitled to receive, when, as and if declared by the board of directors, cash dividends at the per annum rate of 8% of the Series B-1 convertible preferred stock original issue price of $3.99 per share and such dividend was cumulative. Holders of Series C and Series D-1 convertible preferred stock were entitled to receive, when, as and if declared by the board of directors, cash dividends at the per annum rate of 8% of the Series C and Series D-1 convertible preferred stock original issue price of $5.08 per share and such dividend was cumulative.

So long as 20% of the Series D-1 convertible preferred stock remained outstanding, the Company would not pay or declare any dividend on shares other than Series D-1 convertible preferred stock without the consent of the Series D-1 convertible preferred stockholders. In the event dividends were paid on any share of common stock, the Company would have paid an additional dividend on all outstanding shares of Series A, Series B-1, Series C and Series D-1 convertible preferred stock in a per share amount equal (on an as-if-converted-to-common-stock-basis) to the amount paid or set aside for each share of common stock.

Liquidation Preferences

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, or a corporate organization, the holders of Series B-1, Series C and Series D-1 convertible preferred stock were entitled to be paid out of Company assets before any payment was to be made to the holders of Series A convertible preferred stock and common stock. Holders of Series A convertible preferred stock were entitled to be paid out of any remaining assets in the event of a liquidation event before any payment was to be made to the holders of common stock. Upon the completion of distributions required to satisfy the convertible preferred stock liquidation preferences, any remaining assets were to be distributed pro rata among the holders of convertible preferred stock and common stock, treating all convertible preferred stock as if it were converted to common stock.

The Series C and D-1 convertible preferred stock liquidation preference was equal to the sum of $5.08 per share plus any accrued but unpaid dividends, whether or not declared and any declared but unpaid dividends on such shares. The Series B-1 convertible preferred stock liquidation preference was equal to the sum of $3.99 per share plus any declared but unpaid dividends on such shares. The Series A convertible preferred stock liquidation preference was $18.52 per share plus any declared but unpaid dividends on such shares. The liquidation preference of the convertible preferred stock was subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization affecting such shares.

Redemption

The Series A, Series B-1, Series C and Series D-1 convertible preferred stock was not redeemable at the option of the holder. The convertible preferred stock was classified outside of stockholders’ deficit because, in the event of certain “liquidation events” that are not solely within the Company’s control (including a dissolution, change of control, acquisition, asset sale or winding up of the Company), the shares would become redeemable at the option of the holders. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable at any of the balance sheet dates. Subsequent adjustments to increase or decrease the carrying values to the ultimate liquidation values will be made only if and when it becomes probable that such a liquidation event will occur.

Convertible preferred stock as of December 31, 2015 and 2014 consisted of the following (in thousands, except share data):

	December 31, 2015
	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference	Net Carrying Value
Series A	398,500	—	$—	$—
Series B	60,500,000	—	—	—
Series C	19,812,497	—	—	—
Total	80,710,997	$—	$—	$—

	December 31, 2014
	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference	Net Carrying Value
Series A	398,500	162,109	$3,004	$3,003
Series B	60,500,000	22,308,230	113,405	112,080
Series C	13,562,497	5,184,589	30,323	30,027
Total	74,460,997	27,654,928	$146,732	$145,110

The rights, privileges and preferences of Series A, Series B and Series C convertible preferred stock (collectively, convertible preferred stock) at December 31, 2014 were as follows:

Voting Rights

Each share of convertible preferred stock is entitled to voting rights equal to the number of shares of common stock into which each share can be converted.

The convertible preferred stock terms contain certain customary rights and protective provisions including anti-dilution protection, pre-emptive and protective rights in the event of future issuances of equity securities by the Company, rights to limit the ability of the Company to incur indebtedness without prior approval of a majority of the convertible preferred stock holders, registration rights in the event of a public offering of the Company’s common stock, right of first refusal and co-sale rights in the event of certain transfers of shares by or among shareholders, the ability of a majority of holders of convertible preferred stock to require the tender of all shares in the event of a sale of the Company and information rights.

The Company’s board of directors consists of 10 members. The holders of Series A convertible preferred stock, voting as a separate class, are entitled to elect one member of the board of directors. The holders of Series B convertible preferred stock, voting as a separate class, are entitled to elect eight members of the board of directors. The holders of Series C convertible preferred stock, voting as a separate class, are entitled to elect one member of the board of directors. The holders of common stock, voting as a separate class, are entitled to elect two member of the board of directors.

Conversion Rights

Each share of convertible preferred stock is convertible by any holder at any time into common stock. The conversion rate is determined by dividing the purchase price applicable to such shares of convertible preferred stock ($3.99 for Series A, $5.08 for Series B and $5.84 for Series C convertible preferred stock) by the conversion price ($3.99 for Series A, $5.08 for Series B and $5.84 for Series C convertible preferred stock). Conversion of convertible preferred stock is automatic upon the closing of an underwritten public offering with proceeds equal to or exceeding $17.55 per share, and in which the net proceeds received by the Company equal or exceed $50.0 million or the affirmative vote of holders of shares of convertible preferred stock representing at least a majority of the voting power of the then outstanding shares of Series A, Series B and Series C convertible preferred stock, voting together as a single class.

Adjustment of Conversion Price for Qualifying Dilutive Issuances

In the event the Company issues additional shares of common stock after the Series C convertible preferred stock original issue date without consideration or for a consideration per share less than the conversion price in effect immediately prior to such issuance, then and in each such event the conversion price will be reduced to a price equal to such conversion price multiplied by the following fraction:

•

the numerator of which is equal to the sum of (i) the product of the number of shares of common stock outstanding or deemed to be outstanding immediately prior to such issuance and the conversion price in effect immediately prior to such issuance, and (ii) the product of the number of additional shares of common stock so issued and the average price per share received by the Company for the additional shares of common stock so issued); and

•

the denominator of which is equal to the number of shares of common stock outstanding or deemed to be outstanding immediately prior to such issuance plus the number of additional shares of common stock so issued.

Dividends

Holders of Series B and Series C convertible preferred stock, in preference to the holders of Series A convertible preferred stock and common stock, are entitled to receive, when, as and if declared by the board of directors, cash dividends at the per annum rate of 8% of the convertible preferred stock purchase price and such dividend is noncumulative. Holders of Series B convertible preferred stock are entitled to receive, when, as and if declared by the board of directors, cash dividends at the per annum rate of 8% of the Series B convertible preferred stock original issue price of $5.08 per share. Holders of Series C convertible preferred stock are entitled to receive, when, as and if declared by the board of directors, cash dividends at the per annum rate of 8% of the Series C convertible preferred stock original issue price of $5.84 per share and such dividend is noncumulative.

So long as any senior shares of convertible preferred stock are outstanding, the Company will not pay or declare any dividend on Series A convertible preferred stock or common stock until all dividends on the Series B and Series C convertible preferred stock have been declared and paid. In the event dividends are paid on any share of Series A convertible preferred stock or common stock, the Company will pay an additional dividend on all outstanding shares of convertible preferred stock in a per share amount equal (on an as-if-converted-to-common-stock-basis) to the amount paid or set aside for each share of common stock.

Liquidation Preferences

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, or corporate reorganization, holders of Series B and Series C convertible preferred stock are entitled to be paid out of Company assets before any payment will be made to the holders of Series A convertible preferred stock and common stock. Holders of Series A convertible preferred stock are entitled to be paid out of any remaining assets in the event of a liquidation event before any payment will be made to the holders of common stock. Upon the completion of distributions required to satisfy the convertible preferred stock liquidation preferences, any remaining assets will be distributed pro rata among the holders of convertible preferred stock and common stock, treating all convertible preferred stock as if it were converted to common stock.

The Series C convertible preferred stock liquidation preference is equal to the sum of $5.84 per share plus any declared but unpaid dividends on such shares. The Series B convertible preferred stock liquidation preference is equal to the sum of $5.08 per share plus any declared but unpaid dividends on such shares. The Series A convertible preferred stock liquidation preference is $18.52 per share plus any declared but unpaid dividends on such shares. The liquidation preference of the convertible preferred stock is subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization affecting such shares.

Redemption

The convertible preferred stock is not redeemable at the option of the holder. The convertible preferred stock was classified outside of stockholders’ deficit because, in the event of certain “liquidation events” that are not solely within the Company’s control (including a dissolution, change of control, acquisition, asset sale or winding up of the Company), the shares would become redeemable at the option of the holders. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable at any of the balance sheet dates. Subsequent adjustments to increase or decrease the carrying values to the ultimate liquidation values will be made only if and when it becomes probable that such a liquidation event will occur.

The rights, privileges and preferences of the Series C convertible preferred stock issued in January and February 2015 are the same as the Series C convertible preferred stock outstanding as of December 31, 2014.

13.	Warrants

In connection with a 2013 debt financing (see Note 6), the Company issued a warrant to purchase 128,231 shares of Series C convertible preferred stock. The convertible preferred stock warrant was recorded as a liability and is adjusted to fair value at each balance sheet date, with the change in fair value being recorded as a component of other income (expense), net in the consolidated statements of operations. Upon issuance, the fair value of the warrant was estimated to be $158 thousand. For the years ended December 31, 2015, 2014 and 2013, the Company recognized gain of $45 thousand, $20 thousand and nil related to the change in fair value of the warrants in the accompanying consolidated statements of operations.

Upon the closing of the Merger on July 23, 2015, all shares of Series C convertible preferred stock were converted into common stock, and the warrant to purchase Series C convertible preferred stock was converted into the warrant to purchase 128,231 shares of the Company’s common stock. As a result, the fair value of the preferred stock warrant liability of $93 thousand was reclassified into additional paid-in capital. At December 31, 2015 and 2014, the warrant had not been exercised and was still outstanding.

The Company used the Black-Scholes option-pricing model to estimate the fair value of the convertible preferred stock warrant with the following assumptions:

	Upon the Closing of the Merger on July 23, 2015	December 31, 2014
Common Stock Warrants:
Expected term (in years)	5.0	5.3
Expected volatility (%)	31.8%	30.0%
Risk-free interest rate (%)	1.7%	1.7%
Expected dividend yield (%)	0%	0%

In connection with the Merger and the Private Placement, in July and August 2015, the Company issued 198,760 shares of warrants to purchase common stock at an exercise price of $5.00 per share to private placement agents as payment for services provided. These placement warrants are exercisable at any time at the option of the holder until the five year anniversary of its date of issuance.

The Company estimated the aggregate fair value of the placement warrants on issuance date to be $316 thousand which was recorded in additional paid-in capital as an offering cost against the total proceeds from the Private Placement. The placement warrants were accounted for as equity awards.

The fair value of the placement warrants was valued at their grant dates using the Black-Scholes pricing model and the following weighted average assumptions:

Upon Issuance
Common Stock Warrants:
Expected term (in years)	5.0
Expected volatility (%)	31.8%
Risk-free interest rate (%)	1.6%
Expected dividend yield (%)	0%

14.	Stock-Based Compensation

The Company adopted 2008 Stock Option and Incentive Plan, or 2008 Plan, and 2015 Equity Incentive Award Plan, or 2015 Plan, to its employees, officers, directors, advisors and consultants. With the establishment of the 2015 Plan, the Company no longer grant stock options under the 2008 Plan, and the shares available for future grants under the 2008 Plan were transferred to the 2015 Plan.

Only stock options were granted under the 2008 Plan.  The 2015 Plan provides for the grant of stock and stock-based awards including stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. The purpose of the 2008 Plan and 2015 Plan is to promote the interests of the Company by providing the opportunity to purchase or receive shares or to receive compensation that is based upon appreciation in the value of the shares to eligible recipients in order to attract and retain employees and provide additional incentive to work to increase the value of shares and a stake in the future of the Company.

Options granted may be either incentive stock options or nonstatutory stock options. Under the 2008 Plan, incentive stock options could only have been granted to employees with exercise prices of no less than the fair value of the common stock on the grant date and nonstatutory options may be granted to employees or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date, as determined by the board of directors. Under the 2015 Plan, for both inventive stock options and nonstatutory options, the exercise price should not be less than the fair value of the common stock on the date of grant. Under both the 2008 Plan and the 2015 Plan, if, at the time of grant, the optionee owns stock representing more than 10% of the voting power of all classes of stock of the Company, a 10% shareholder, the exercise price must be at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Options become exercisable generally ratably over four years, and expire in 10 years from the date of grant, or five years from the date of grant for 10% shareholders.

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or 2015 ESPP and 285,621 shares were reserved for issuance under the 2015 ESPP.  At December 31, 2015, no shares have been issued under the 2015 ESPP.

During 2008, the Company issued to an officer a stock option for 38,059 shares outside of the 2008 Plan with an exercise price of $0.80 per share which vested over three years. These options were unexercised and expired in September 2014. The compensation expense related to stock options outside of the 2008 Plan were insignificant during the year ended December 31, 2014 and 2013.

A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at January 1, 2013	306,097	1,907,644	$0.71	6.3	$28
Additional authorized	2,359,662
Granted	(1,190,349)	1,190,349	0.70
Exercised		(1,463)	0.68
Cancelled	372,957	(372,957)	0.69
Balance at December 31, 2013	1,848,367	2,723,573	0.71	7.7	$138
Granted	(1,642,799)	1,642,799	0.84
Exercised	—	(28,320)	0.73
Cancelled	89,533	(89,533)	0.74
Balance at December 31, 2014	295,101	4,248,519	0.76	7.7	$8,343
Additional authorized	4,708,447	—
Granted	(1,975,673)	1,975,673	5.03
Exercised	—	(31,427)	0.76
Cancelled	139,093	(139,093)	1.46
Balance at December 31, 2015	3,166,968	6,053,672	$2.13	7.6	$20,605
Vested and exercisable at December 31, 2014		2,379,076	$0.72	6.8	$4,764
Vested and expected to vest at December 31, 2014		3,777,913	$0.78	7.5	$7,452
Vested and exercisable at December 31, 2015		3,179,361	$0.96	6.4	$14,451
Vested and expected to vest at December 31, 2015		5,786,950	$2.08	7.5	$19,990

The weighted-average grant date fair value of options granted to employees was $3.13, $0.42 and $0.35 per share for the year ended December 2015, 2014 and 2013. The grant date fair value of options vested was $782 thousand, $339 thousand and $72 thousand, respectively, during the year ended December 31, 2015, 2014 and 2013.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of option exercised was insignificant for the year ended December 31, 2015, 2014 and 2013.

At December 31, 2015, total unrecognized compensation cost related to stock-based awards granted to employees, net of estimated forfeitures, was $5.2 million which is expected to be recognized over a weighted-average period of 3.2 years.

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

Fair Value of Common Stock

Prior to the Merger, the fair value of the common stock underlying the stock-based awards was determined by ViewRay Technologies, Inc.’s board of directors, with input from management and third-party valuations. Post-Merger, the Company’s common stock shares are listed on the OTC Bulletin Board. Fair value of the common stock is the adjusted closing price of its common stock on the trading date.

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

The fair value of employee stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	5.9	5.7	6.2
Expected volatility (%)	68.7%	50.7%	52.4%
Risk-free interest rate (%)	1.8%	1.8%	1.2%
Expected dividend yield (%)	0.0%	0.0%	0.0%

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations is classified as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$262	$85	$29
Selling and marketing	50	15	9
General and administrative	754	218	181
Total stock-based compensation expense	$1,066	$318	$219

During the years ended December 31, 2015, 2014 and 2013 there were no stock-based compensation expenses capitalized as a component of inventory or recognized in cost of revenue. Stock-based compensation relating to stock-based awards granted to consultants was insignificant for the years ended December 31, 2015, 2014 and 2013.

15.	Income Taxes

The following reconciles the differences between income taxes computed at the federal income tax rate and the provision for income taxes:

	Year Ended December 31,
	2015	2014	2013
Expected income tax benefit at the federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(0.8)	3.7	1.5
Change in effective tax rate	(0.9)	1.3	0.0
Non-deductible items and other	(0.5)	0.4	(2.1)
Federal and state credits	(0.7)	1.2	2.0
Change in valuation allowance	(31.10)	(40.60)	(35.40)
Total	0.0%	0.0%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s net deferred tax assets consisted of the following at December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Net operating loss carryforwards	$60,979	$46,024
Research and development tax credits	1,731	2,441
Reserves and accruals	966	724
Other	2,433	2,948
Total deferred tax assets	66,109	52,137
Valuation allowance	(66,109)	(52,137)
Net deferred tax assets	$—	$—

The Company maintains a valuation allowance related to its deferred tax asset position when management believes it is more likely than not that the net deferred tax assets will not be realized in the future. The Company’s valuation allowance increased by $14.0 million and $13.7 million during the year ended December 31, 2015 and 2014.

At December 31, 2015, the Company had federal net operating loss carryforwards of $170.1 million, which begin to expire in the year ended December 31, 2024, and $111.8 million related to state net operating loss carryforwards, which begin to expire in the year ending December 31, 2019. The Company had federal research and development tax credit carryforwards of $2.5 million at the year ended December 31, 2015. These credits expire at various dates through the year ending December 31, 2024.

Under the provisions of the Internal Revenue Code, or IRC, net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC. The Company believes it has experienced at least one ownership change in the past. The Company is currently analyzing the tax impact of such ownership change on its federal net operating loss and credit carryforwards. Future owner or equity shifts, including an IPO, could result in limitations on net operating loss and credit carryforwards.

Because of the net operating loss and credit carryforwards, all of the Company’s federal tax returns and state returns since the year ended December 31, 2004 remain subject to federal and California examination.

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates these tax positions on an annual basis. In addition, the Company also accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense.

At December 31, 2015 and 2014, the Company’s unrecognized tax benefits consist of the following:

	Year Ended December 31,
	2015	2014
Unrecognized tax benefit, beginning of period	$—	$—
Gross increases — current year tax positions	130	—
Gross decreases — current year tax positions	—	—
Gross increases — prior year tax positions	612	—
Unrecognized tax benefit, end of period	$742	$—

16.	Employee Benefits

The Company has a 401(k) Plan which covers its eligible employees. The 401(k) Plan permits the participants to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the IRC. At its discretion, the Company can match a portion of the participants’ contributions or make profit-sharing contributions. There was no matching or profit-sharing contributions during the years ended December 31, 2015, 2014 or 2013.

17.	Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2014
Net loss	$(44,995)	$(33,800)	$(27,222)
Cumulative dividends on convertible preferred stock	—	—	(2,898)
Deemed capital contribution on conversion of Series C convertible preferred stock into common stock	—	—	8,783
Deemed dividend on convertible preferred stock extinguishment	—	—	(6,863)
Deemed capital contribution on repurchase of Series A preferred stock	—	9	—
Net loss attributable to common stockholders	$(44,995)	$(33,791)	$(28,200)
Weighted-average common shares used in computing net loss per share, basic and diluted	17,432,434	892,315	815,340
Net loss per share, basic and diluted	$(2.58)	$(37.87)	$(34.59)

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2015	2014	2013
Convertible preferred stock (if converted)	16,558,330	25,078,396	20,901,591
Options to purchase common stock	5,032,768	3,766,704	2,799,118
Convertible preferred stock warrant	71,318	128,231	5,619
Common stock warrant	142,513	—	—
18.	Segment and Geographic Information

The Company has one business activity, which is radiation therapy technology combined with magnetic resonance imaging, and operates in one reportable segment. The Company’s chief operating decision-maker, its chief executive officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. Also, the Company does not have segment managers as the Company manages its operations as a single operating segment.

The following table sets forth revenue by geographic area on the customers’ location (in thousands):

	Year ended December 31,
	2015	2014	2013
United States	$5,332	$6,399	$3,159
Korea	4,988	—	—
Rest of world	70	—	—
Total revenue	$10,390	$6,399	$3,159

At December 31, 2015 and 2014, all long-lived assets are located in the United States.

19.	Related Party Transactions

As discussed in Note 8, the Company pays a royalty to UFRF, a common stockholder, related to a licensing agreement.

20.	Subsequent Events

The Company has evaluated subsequent events through March 28, 2016, the date on which these consolidated financial statements were issued. No significant subsequent events to this date would have had material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2015.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure and Supplementary Data

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  As discussed elsewhere in this Annual Report, the merger by which ViewRay Technologies, Inc. became a wholly-owned subsidiary of ViewRay, Inc. occurred on July 23, 2015.  Prior to the merger, ViewRay Technologies, Inc. was a privately held company and therefore its controls were not required to be designed or maintained in accordance with Rule 13a-15 under the Exchange Act.  Our design of public company internal controls over financial reporting has required and will continue to require significant time and resources from our management and other personnel.  As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2015.

Based on the foregoing and as permitted by Section 215.02 of the SEC’s Compliance and Disclosure Interpretations, management is excluding its assessment of internal control over financial reporting for the year ended December 31, 2015.  Pursuant to Regulation S-K 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information.

On March 24, 2016, we and CRG executed an amendment to the original terms of the CRG Term Loan such that, with regard to the conditions for borrowing the remaining $20.0 million available under the CRG Term Loan, we may, at our election, draw down (i) an amount of either $10.0 million or $15.0 million in up to two advances upon achievement of a minimum of $15.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before March 31, 2016 and (ii) an additional $5.0 million (or $10.0 million, if the previous draw made was only in an amount of $10.0 million) upon achievement of a minimum of $25.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before December 31, 2016 and upon execution of the first sales contract of our second generation product.  On March 21, 2016, we achieved the minimum of $15.0 million gross revenue requirement which makes the first $15.0 million of the remaining $20.0 million immediately available for draw down.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Corporate Governance

The information in our Proxy Statement for the 2016 Annual Meeting of stockholders regarding directors and executive officers appearing under the headings "Proposal One—Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

In addition, the information in our Proxy Statement for the 2016 Annual Meeting of stockholders regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading "Corporate Governance and Board of Directors Matters" is incorporated herein by reference.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all employees including our principal executive officer and principal financial officer. The full text of our Code of Business Conduct and Ethics is posted on our website at www.viewray.com under the Investor Relations section. We intend to disclose future amendments to certain provisions of our code, or waivers of such provisions granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

Item 11. Executive Compensation

We maintain employee compensation programs and benefit plans in which our executive officers are participants.  Copies of these plans and programs are set forth or incorporated by reference as Exhibits to this Annual Report.  The information in our Proxy Statement for the 2016 Annual Meeting of stockholders appearing under the heading “Executive Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information in our Proxy Statement for the 2016 Annual Meeting of stockholders appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our Proxy Statement for the 2016 Annual Meeting of stockholders appearing under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance—Director Independence" is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our Proxy Statement for the 2016 Annual Meeting of stockholders appearing under the headings "Proposal Three—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Services" and "Proposal Three—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures" is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           (1)           The financial statements required by Item 15(a) are filed in Item 8 of this Report.

                (2)           The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of this Report.

                (3)           We have filed, or incorporated into this report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2016.

VIEWRAY, INC.
By:	/s/ Chris A. Raanes Chris A. Raanes Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Chris A. Raanes and D. David Chandler, and each of them, with full power of substitution and full power to act without the other, his or her true and lawful attorney-in-fact and agent to act for him or her in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris A. Raanes Chris A. Raanes	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2016

/s/ D. David Chandler D. David Chandler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2016

/s/ Joshua Bilenker, M.D. Joshua Bilenker, M.D.	Director	March 28, 2016

/s/ David Bonita, M.D. David Bonita, M.D.	Director	March 28, 2016

/s/ Caley Castelein, M.D. Caley Castelein, M.D.	Director	March 28, 2016

/s/ James F. Dempsey, Ph.D.	Director and Chief Scientific Officer	March 28, 2016
James F. Dempsey, Ph.D.

/s/ Mark S. Gold, M.D. Mark S. Gold, M.D.	Director	March 28, 2016
/s/ Aditya Puri Aditya Puri	Director	March 28, 2016

/s/ Robert Weisskoff, Ph.D. Robert Weisskoff, Ph.D.	Director	March 28, 2016
/s/ Brian K. Roberts
Brian K. Roberts	Director	March 28, 2016

Exhibit Index
		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws.	S-1/A	3.2	12/16/15
3.3	Certificate of Merger of Acquisition Sub with and into ViewRay Technologies, Inc.	S-1/A	3.3	12/16/15
4.1	Form of Common Stock Certificate.	S-1/A	4.1	12/16/15

4.2	Form of Registration Rights Agreement, by and among ViewRay, Inc. and certain investors named therein.	S-1/A	4.2	12/16/15

10.1	Split-Off Agreement, dated as of July 23, 2015, by and among ViewRay, Inc., Mirax Enterprise Corp. and Dinara Akzhigitova.	S-1/A	10.1	12/16/15

10.2	General Release Agreement, dated as of July 23, 2015, by and among ViewRay, Inc., Mirax Enterprise Corp. and Dinara Akzhigitova.	S-1/A	10.2	12/16/15

10.3	Form of Lock-Up and No Short Selling Agreement between ViewRay, Inc., and the officers, directors and shareholders party thereto.	S-1/A	10.3	12/16/15

10.4	Form of Securities Purchase Agreement between ViewRay, Inc., and the investors party thereto.	S-1/A	10.4	12/16/15
10.5	Engagement Letter, dated June 9, 2015, among ViewRay, Inc. and the Placement Agents as defined therein.	S-1/A	10.5	12/16/15

10.6	Form of Placement Agent Warrant for Common Stock of ViewRay, Inc.	S-1/A	10.6	12/16/15

10.7(a)	Office Lease, effective April 17, 2008, by and between Cleveland Industrial Portfolio, LLC and ViewRay Incorporated.	S-1/A	10.7(a)	12/16/15

10.7(b)	First Amendment to the Office Lease, effective April 16, 2013 by and between Cleveland Industrial Portfolio, LLC and ViewRay Incorporated.	S-1/A	10.7(b)	12/16/15

10.7(c)	Second Amendment to the Office Lease, effective August 15, 2014 by and between Cleveland Industrial Portfolio, LLC and ViewRay Incorporated.	S-1/A	10.7(c)	12/16/15

10.8	Office Lease, effective June 19, 2014, by and between BXP Research Park LP and ViewRay Incorporated.	S-1/A	10.8	12/16/15

10.9†	Employment Agreement, effective January 18, 2013, by and between ViewRay Incorporated and Chris A. Raanes.	S-1/A	10.9	12/16/15

10.10†	Offer Letter, effective November 11, 2010, by and between ViewRay Incorporated and D. David Chandler.	S-1/A	10.10	12/16/15

10.11†	First Amended and Restated Offer Letter, dated October 6, 2010, by and between ViewRay Incorporated and James F. Dempsey, Ph.D.	S-1/A	10.11	12/16/15

10.12†	Offer Letter, dated December 9, 2011, by and between ViewRay Incorporated and Michael Brandt.	S-1/A	10.12	12/16/15

10.13#	Manufacturing and Supply Agreement, effective September 18, 2013, by and between ViewRay Incorporated and Japan Superconductor Technology, Inc.	S-1/A	10.13	12/16/15

10.14(a)#	Development and Supply Agreement, effective May 29, 2008, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(a)	12/16/15

10.14(b)#	Amendment No. 1 to the Development and Supply Agreement, effective December 1, 2009, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(b)	12/16/15

10.14(c)#	Amendment No. 2 to the Development and Supply Agreement, effective May 4, 2010, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(c)	12/16/15

10.14(d)#	Amendment No. 3 to the Development and Supply Agreement, effective February 9, 2011, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(d)	12/16/15

10.14(e)#	Amendment No. 4 to the Development and Supply Agreement, effective May 11, 2012, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(e)	12/16/15

10.14(f)#	Amendment No. 5 to the Development and Supply Agreement, effective May 30, 2012, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(f)	12/16/15

10.14(g)#	Amendment No. 6 to the Development and Supply Agreement, effective February 21, 2014, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(g)	12/16/15

10.15#	Cobalt-60 Source Supply and Removal Agreement, effective December 19, 2013, by and between ViewRay Incorporated and Best Theratronics, Ltd.	S-1/A	10.15#	12/16/15

10.16#	Development and Supply Agreement, effective June 24, 2009, by and between ViewRay Incorporated and Manufacturing Sciences Corporation.	S-1/A	10.16#	12/16/15

10.17(a)#	Development and Supply Agreement, effective July 9, 2009, by and between ViewRay Incorporated and Tesla Engineering Limited.	S-1/A	10.17(a)	12/16/15

10.17(b)#	Amendment No. 1 to the Development and Supply Agreement, effective January 20, 2015, by and between ViewRay Incorporated and Tesla Engineering Limited.	S-1/A	10.17(b)	12/16/15

10.18#	Development and Supply Agreement, effective July 2, 2010, by and between ViewRay Incorporated and PEKO Precision Products, Inc.	S-1/A	10.18	12/16/15

10.19(a)#	Amended and Restated Joint Development and Supply Agreement, effective May 15, 2008, by and between ViewRay Incorporated and 3D Line GmbH.	S-1/A	10.19(a)	12/16/15

10.19(b)#	Amendment No. 1 to the Amended and Restated Joint Development and Supply Agreement, effective August 13, 2008, by and between ViewRay Incorporated and Euromechanics Medical GmbH.	S-1/A	10.19(b)	12/16/15

10.19(c)#	Amendment No. 2 to the Amended and Restated Joint Development and Supply Agreement, effective November 27, 2009, by and between ViewRay Incorporated and Euromechanics Medical GmbH.	S-1/A	10.19(c)	12/16/15

10.20#	Development and Supply Agreement, effective June 1, 2010, by and between ViewRay Incorporated and Quality Electrodynamics, LLC.	S-1/A	10.20	12/16/15

10.21(a)#	Standard Exclusive License Agreement with Sublicensing Terms, effective December 15, 2004, by and between ViewRay Incorporated and the University of Florida Research Foundation, Inc.	S-1/A	10.21(a)	12/16/15

10.21(b)#

Amendment No. 1 to the Standard Exclusive License Agreement with Sublicensing Terms, effective December 6, 2007, by and between ViewRay Incorporated and the University of Florida Research Foundation, Inc.

		S-1/A	10.21(b)	12/16/15

10.22	Warrant Agreement, effective December 16, 2013, by and between ViewRay Incorporated and Hercules Technology III, L.P.	S-1/A	10.23	12/16/15

10.23(a)#	Term Loan Agreement, effective June 26, 2015, by and among ViewRay Incorporated, the Subsidiary Guarantors (as defined therein), Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.	S-1/A	10.22	12/16/15

10.23(b)

Amendment No. 1 to Term Loan Agreement effective March 24, 2016, by and among ViewRay Technologies, Inc. (formerly known as ViewRay Incorporated), the Subsidiary Guarantors (as defined therein), Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.

					X

10.24(a)†	ViewRay Incorporated 2008 Stock Incentive Plan.	S-1/A	10.24(a)	12/16/15

10.24(b)†	Form of Incentive Stock Option and Reverse Vesting Agreement (Change of Control) under the 2008 Plan.	S-1/A	10.24(b)	12/16/15

10.24(c)†	Form of Incentive Stock Option and Reverse Vesting Agreement under the 2008 Plan.	S-1/A	10.24(c)	12/16/15

10.24(d)†	Form of Nonstatutory Stock Option and Reverse Vesting Agreement under the 2008 Plan.	S-1/A	10.24(d)	12/16/15

10.25†	Contingent Equity Agreement, effective January 8, 2008, by and among ViewRay Incorporated, James F. Dempsey, Ph.D., Russell S. Donda, Jim Carnall and William Wells.	S-1/A	10.25	12/16/15

10.26(a)†	ViewRay, Inc. 2015 Equity Incentive Award Plan.	S-1/A	10.26(a)	12/16/15

10.26(b)†	Form of Option Agreement under the 2015 Plan.	S-1/A	10.26(b)	12/16/15

10.26(c)†	Form of Restricted Stock Agreement under the 2015 Plan.	S-1/A	10.26(c)	12/16/15

10.26(d)†	Form of Restricted Stock Unit Agreement under the 2015 Plan.	S-1/A	10.26(d)	12/16/15

10.27†	Form of Indemnification Agreement for directors and executive officers.	S-1/A	10.27	12/16/15

10.28†	Agreement, effective June 11, 2008, by and among ViewRay Incorporated, James F. Dempsey, Ph.D., William W. Wells, James D. Carnall and Russell S. Donda.	S-1/A	10.28	12/16/15

10.29†	ViewRay, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	10.29	12/16/15

10.30†	Offer Letter, dated April 30, 2015, between ViewRay, Inc. and Doug Keare.	S-1/A	10.30	12/16/15

21	List of Subsidiaries.				X

24	Power of Attorney (contained on the signature page hereto).				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X
101	Interactive Data Files of Financial Statements and Notes.				X

101.INS	Instant Document.				X

101.SCH	XBRL Taxonomy Schema Document.				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X

#Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

† Indicates management contract or compensatory plan.