Form 10-Q
period 2016-03-31
ViewRay, Inc.
filed 2016-05-16
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 001-37725

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

As of May 13, 2016, the registrant had 38,230,459 shares of common stock, $0.01 par value per share, outstanding.

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

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, titled “Risk Factors” and discussed elsewhere in this Report.  Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements.  We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.

This Report also contains estimates, projections and other information concerning our industry, our business, and the markets for certain devices, including data regarding the estimated size of those markets.  Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information.  Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIEWRAY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,729	$20,667
Accounts receivable	—	830
Inventory	11,916	8,073
Deposits on purchased inventory	3,552	3,936
Deferred cost of revenue	3,895	8,782
Prepaid expenses and other current assets	1,371	1,329
Total current assets	26,463	43,617
Property and equipment, net	11,413	7,306
Restricted cash	943	943
Intangible assets, net	154	200
Other assets	92	91
TOTAL ASSETS	$39,065	$52,157
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,655	$4,358
Accrued liabilities	5,109	5,413
Customer deposits	9,390	12,763
Deferred revenue, current portion	5,889	5,616
Total current liabilities	27,043	28,150
Long-term debt	29,091	29,016
Deferred revenue, net of current portion	429	345
Other long-term liabilities	2,263	1,603
TOTAL LIABILITIES	58,826	59,114
Commitments and contingencies (Note 6)
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized at March 31, 2016 (unaudited) and December 31, 2015; no shares issued and outstanding at March 31, 2016 (unaudited) and December 31, 2015	—	—
Stockholders’ deficit:
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at March 31, 2016 (unaudited) and December 31, 2015; 38,216,523 and 38,204,960 shares issued and outstanding at March 31, 2016 (unaudited) and December 31, 2015	372	372
Additional paid-in capital	190,276	189,712
Accumulated deficit	(210,409)	(197,041)
TOTAL STOCKHOLDERS’ DEFICIT	(19,761)	(6,957)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$39,065	$52,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Product	$5,240	$99
Service	216	181
Total revenue	5,456	280
Cost of revenue:
Product	5,927	154
Service	601	623
Total cost of revenue	6,528	777
Gross margin	(1,072)	(497)
Operating expenses:
Research and development	3,399	2,248
Selling and marketing	1,279	964
General and administrative	6,320	4,323
Total operating expenses	10,998	7,535
Loss from operations	(12,070)	(8,032)
Interest income	1	1
Interest expense	(1,082)	(484)
Other income (expense), net	(217)	60
Loss before provision for income taxes	$(13,368)	$(8,455)
Provision for income taxes	—	—
Net loss attributable to common stockholders	$(13,368)	$(8,455)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(9.27)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	38,211,439	911,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,368)	$(8,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	372	288
Stock-based compensation	556	74
Accretion on asset retirement obligation	9	—
Change in fair value of convertible preferred stock warrant liability	—	(66)
Loss on disposal of property and equipment	2	—
Inventory lower of cost or market adjustment	235	—
Amortization of debt discount and interest accrual	462	115
Changes in operating assets and liabilities:
Accounts receivable	830	904
Inventory	(4,261)	913
Deposits on purchased inventory	384	(686)
Deferred costs	4,887	(3,619)
Prepaid expenses and other assets	(43)	(508)
Accounts payable	1,957	(2,853)
Accrued expenses and other long-term liabilities	504	(401)
Customer deposits and deferred revenue	(3,016)	4,690
Net cash used in operating activities	(10,490)	(9,604)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,456)	(489)
Net cash used in investing activities	(4,456)	(489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net	—	15,729
Payments of long-term debt	—	(1,328)
Payment of offering costs related to common stock private placement	—	(272)
Proceeds from the exercise of stock options	8	8
Net cash provided by financing activities	8	14,137
NET INCREASE (DECREASE) IN CASH	(14,938)	4,044
CASH — BEGINNING OF PERIOD	20,667	11,129
CASH — END OF PERIOD	$5,729	$15,173
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$621	$379
Cash paid for taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of fixed assets in accounts payable and accrued expenses	$932	$28
Transfer of fixed assets from inventory	$1,728	$—
Offering cost in accounts payable and accrued expenses	$—	$1,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Background and Organization

On July 8, 2015, ViewRay, Inc. (f/k/a Mirax Corp.), or ViewRay, we, us, our or the Company, completed a 1.185763-for-1 forward stock split of our common stock in the form of a dividend with the result that 4,343,339 shares of common stock, par value $0.001 per share, outstanding immediately prior to the stock split became 5,150,176 shares of common stock, par value $0.001 per share, outstanding immediately thereafter. On July 15, 2015, we changed our name to ViewRay, Inc. by filing the Certificate of Amendment to our Articles of Incorporation. Additionally, on July 21, 2015, we changed our domicile from the State of Nevada to the State of Delaware by reincorporation, or the Conversion, and as a result of the Conversion, increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001 per share, to 300,000,000 shares of common stock, par value $0.01 per share and 10,000,000 shares of “blank check” preferred stock, par value $0.01 per share.

On July 23, 2015, the Company and ViewRay Technologies, Inc. (f/k/a ViewRay Incorporated) consummated an Agreement and Plan of Merger and Reorganization, or Merger Agreement. Pursuant to the Merger Agreement, the stockholders of ViewRay Technologies, Inc. contributed all of their equity interests to the Company for shares of the Company’s common stock and merged with the Company’s subsidiary, which resulted in ViewRay Technologies, Inc. becoming a wholly-owned subsidiary of the Company, or the Merger.

On August 17, 2015, we completed the third and final closing of a private placement offering, or the Private Placement, through which we sold an aggregate of 5,884,504 shares of our common stock at a purchase price of $5.00 per share and raised a total of $26.3 million, net of offering costs.

The Merger was accounted for as a reverse-merger and recapitalization.  ViewRay Technologies, Inc. is the acquirer for the financial reporting purposes and ViewRay, Inc. is the acquired company under the acquisition method of accounting.  Consequently, the assets, liabilities and operations that were reflected in the historical consolidated financial statements prior to the Merger became those of ViewRay Technologies, Inc. and were recorded at the historical cost basis, and the condensed consolidated financial statements after completion of the Merger included the assets, liabilities and results of operations of ViewRay Technologies, Inc. up to the day prior to the closing of the Merger and the assets, liabilities and results of operations of the combined company from and after the closing date of the Merger.

On March 31, 2016, the Company’s shares of common stock commenced trading on the Nasdaq Global Market under the symbol “VRAY.”  Prior to this time, the Company’s common stock was quoted on the OTC Markets, OTCQB tier of OTC Markets Group, Inc. under the same symbol.

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

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time.  The Company’s principal sources of liquidity are cash flows from investment capital and available borrowings under its Term Loan agreement.  These have historically been sufficient to meet working capital needs, capital expenditures, and debt service obligations.  During the quarter ended March 31, 2016, the Company incurred a net loss from operations of $12.1 million and used cash from operations of $10.5 million.  The Company plans that it will have sufficient cash flows from its operations to continue as a going concern; however, these plans rely on certain underlying assumptions and estimates that may differ from actual results.  Such assumptions include FDA approval of the Company’s MRIdian linac technology, which may broaden the Company’s addressable market, accelerate the Company’s sales cycle, accelerate backlog conversion time and improve gross margins.  The Company’s plans also include the ability to execute Amendment No. 1 to the Capital Royalty Partners, L.P. debt agreement (see Note 5, Debt) to provide access to an additional $15.0 million of working capital.  On May 9, 2016, the Company drew down the first $5.0 million and expects to receive the remaining $10.0 million on or about May 20, 2016. The Company expects that its existing cash and cash equivalents, together with cash receipts from sales of MRIdian systems, the additional draw down from the

CRG Term Loan and the plan to raise additional financing from various sources from time to time will enable the Company to conduct its planned operations for at least the next 12 months.

2.	Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies, as described below and elsewhere in the accompanying notes to the condensed consolidated financial statements.

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the rules and regulation of the Securities and Exchanges Commission, or SEC. The condensed consolidated financial statements include the accounts of ViewRay, Inc. and its wholly-owned subsidiary, ViewRay Technologies, Inc.  All inter-company accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015.

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 28, 2016, and have not changed significantly since such filing.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allocation of revenue to its multiple deliverable elements, inventory write-downs to reflect lower of cost and market value, assumptions used in the valuation of stock-based awards and a convertible preferred stock warrant and valuation allowances against deferred tax assets. Actual results could differ from those estimates.

Inventory Valuation

Inventory consists primarily of purchased components for assembling MRIdian systems and other direct costs associated with MRIdian system installation. Inventory is stated at the lower of cost (on a weighted-average basis) or market value. When the net realizable value of the inventory is lower than related costs, we reduce the carrying value of the inventory for the difference while recording a corresponding charge to cost of product revenues. The assumptions we used in estimating the net realizable value of the inventory primarily include the total cost to complete the applicable MRIdian system.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, which provides a one-year deferral in the effective date of ASU 2014-09. Early adoption will be permitted, but not earlier than the original effective date for annual and interim periods. In accordance with the deferral, the effective date applicable to the Company will be the first quarter of fiscal 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), which requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances.  In connection with each annual and interim period, management must assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statement issuance date.  Disclosures are required if conditions give rise to substantial doubt.  The new standard is effective for all entities in the first annual period ending after December 31, 2016.  The Company has not elected to early adopt this accounting pronouncement.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires all debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt. Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, which is a direct adjustment to the carrying value of the debt. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods therein. Early application is permitted. The Company has elected to early adopt this guidance and recorded the debt issuance cost related to the CRG Term Loan as a debt discount. The adoption also did not result in a retrospective restatement of our financial statements as there were no significant historical debt issuance costs incurred in prior periods that were not accounted for as a debt discount.  The CRG debt issuance cost is amortized to interest expense during the life of the Term Loan using the effective interest method. See Note 5, Debt.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in the consolidated balance sheets. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as non-current in the consolidated balance sheets. ASU 2015-17 is effective for annual periods beginning after December 15, 2017 and interim periods therein. Early application is permitted. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its financial reporting.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal therein.  Early adoption is permitted.  The Company is currently evaluating the impact of adoption on its consolidated financial statements and related disclosure.

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, that amends the revenue guidance in ASU 2014-09 on identifying performance and accounting for licenses of intellectual property.  ASU 2016-10 changed the FASB’s previous proposals on renewals of right-of-use licenses and contractual licenses and contractual restrictions.  The effective date of this standard for the Company will coincide with ASU 2014-09 during the first quarter of fiscal 2018.  The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

3.	Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
	(Unaudited)
Prototype	$6,476	$6,492
Machinery and equipment	8,871	7,128
Leasehold improvements	1,524	1,532
Furniture and fixtures	359	350
Software	866	832
Construction in progress	4,506	1,851
Property and equipment, gross	22,602	18,185
Less: accumulated depreciation and amortization	(11,189)	(10,879)
Property and equipment, net	$11,413	$7,306

Depreciation and amortization expense related to property and equipment were $326 thousand and $246 thousand during the three months ended March 31, 2016 and 2015, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
	(Unaudited)
License cost	$500	$500
Patents	104	104
Intangible assets, gross	$604	$604
Accumulated amortization	(450)	(404)
Intangible assets, net	$154	$200

Intangible amortization expense were $46 thousand and $42 thousand during the three months ended March 31, 2016 and 2015, respectively, which were recorded in general and administrative expenses in the condensed consolidated statements of operations.

At March 31, 2016, the estimated future amortization expense of purchased intangible assets was as follows (in thousands):

Year Ending December 31,	Estimated Future Amortization Expense
(Unaudited)
The remainder of 2016	$69
2017	18
2018	18
2019	18
2020	18
2021	13
Thereafter	—
Total amortization expense	$154

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
	(Unaudited)
Accrued payroll and related benefits	$2,205	$1,938
Accrued accounts payable	1,055	1,880
Sales tax and medical device excise tax payable	343	219
Accrued legal and accounting	813	857
Other	693	519
Total accrued liabilities	$5,109	$5,413

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
	(Unaudited)
Deferred revenue:
Product	$5,050	$5,050
Services	1,268	911
Total deferred revenue	6,318	5,961
Less: current portion of deferred revenue	(5,889)	(5,616)
Noncurrent portion of deferred revenue	$429	$345

4.	Fair Value of Financial Instruments

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at March 31, 2016 and December 31, 2015. Level 3 liabilities that are measured on a recurring basis consist of the convertible preferred stock warrant liability. The convertible preferred stock warrant liability was valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value of the warrant (see Note 8).

The convertible preferred stock warrants were issued in December 2013 and in July 2015, upon the closing of the Merger, the convertible preferred stock warrants were converted into warrants to purchase the Company’s common stock. The aggregate fair value of these warrants upon the closing of the Merger was $93 thousand, which was reclassified from liabilities to common stock additional paid-in-capital, a component of the condensed consolidated stockholder’s deficit, and the Company ceased recording further related periodic fair value change adjustments.

During the three months ended March 31, 2015, the Company recorded a change in fair value of financial liabilities of $66 thousand.  At March 31, 2016, the Company had no change in fair value of financial liabilities.

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other income (expense), net in the condensed consolidated statements of operations.

5.	Debt

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

In connection with the issuance of the Hercules Term Loan, ViewRay Technologies, Inc. entered into a Warrant Agreement with Hercules to issue a fully-vested and exercisable warrant to purchase 128,231 shares of Series C convertible preferred stock with an exercise price of $5.84 per share. The warrant is exercisable any time before the later of 10 years from issuance or five years after an IPO. The warrant provides for anti-dilution rights on the Series C convertible preferred stock, which includes one-time down-round protection. The fair value of the warrant upon issuance of $158 thousand was recorded as convertible preferred stock warrant liability and a discount to the carrying value of the Hercules Term Loan. The fair value of the warrant at the time of issuance was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of two years, expected volatility of 30%, risk-free interest rate of 0.4% and expected dividend yield of 0%. See Note 8 for assumptions used to estimate the fair value of convertible preferred stock warrant liability upon conversion into warrants to purchase common stock and at December 31, 2014.

In June 2015, ViewRay Technologies, Inc. paid off in full the outstanding balances on Hercules Term Loan, including the related interest and other penalty fee, using part of the proceeds received from the CRG Term Loan discussed below.

CRG Term Loan

In June 2015, ViewRay Technologies, Inc. entered into a Term Loan Agreement, or the CRG Term Loan, with Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P. or together with their successors by assignment, CRG, for up to $50.0 million of which $30.0 million was made available to us upon closing with the remaining $20.0 million to be available on or before June 26, 2016 at our option upon the occurrence of either (i) an initial public offering of our common stock on a nationally recognized securities exchange that raises a minimum of $40.0 million in net cash proceeds with a minimum of $120.0 million post-money valuation, or Qualifying IPO, or (ii) achievement of a minimum of $25.0 million gross revenue from the sales of the MRIdian system during any consecutive 12 months before March 31, 2016. We drew down the first $30.0 million on closing date. The CRG Term Loan has a maturity date of June 26, 2020 and bears cash interest at a rate of 12.5% per annum to be paid quarterly during the interest-payment-only period of 3 years. The interest-payment-only period can be extended for another year until June 26, 2019 if the Company completes an underwritten public offering on or before June 26, 2018. During the interest-payment-only period, the Company has the option to elect to pay only 8% of the 12.5% per annum interest in cash, and the remaining 4.5% of the 12.5% per annum interest as compounded interest, or deferred payment in-kind interest, added to the aggregate principal amount of the CRG Term Loan. Principal payment and any deferred payment in-kind interest will be paid quarterly in equal installments following the end of the interest-payment-only period through maturity date.

In March 2016, the Company and CRG executed an amendment to the original terms of the CRG Term Loan such that, with regard to the conditions for borrowing the remaining $20.0 million available under the CRG Term Loan, the Company may, at its election, draw down (i) an amount of either $10.0 million or $15.0 million in up to two advances upon achievement of a minimum of $15.0 million or aggregate product and service revenue during any consecutive 12 month period ending on or before March 31, 2016 and (ii) an additional $5.0 million (or $10.0 million, if the previous draw made was only in an amount of $10.0 million) upon achievement of a minimum of $25.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before December 31, 2016 and upon execution of the first sales contract of the Company’s second generation product.  At March 31, 2016, the Company achieved the minimum of $15.0 million gross revenue requirement which makes the first $15.0 million of the remaining $20.0 million immediately available for draw down by the Company.

In April 2016, the Company provided CRG with a Notice of Borrowing to draw down the $15.0 million available amount.  The Company received the first $5.0 million on May 9, 2016 and expects to receive the remaining $10.0 million on or about May 20, 2016.

The CRG Term Loan is subject to a prepayment penalty of 3% on the outstanding balance during the first 12 months following the funding of the Term Loan, 2% on the outstanding balance after year 1 but on or before year 2, 1% on the outstanding balance after year 2 but on or before year 3, and 0% on the outstanding loan if prepaid after year 3 thereafter until maturity. The Term Loan is also subject to a facility fee of 7% based on the sum of the amount drawn and any outstanding payment in-kind interest payable on maturity date or the date such loan becomes due. All direct financing costs were accounted for as a discount on the CRG Term Loan and will be amortized to interest expense during the life of the loan using the effective interest method. The CRG Term Loan is subject to financial covenants and is collateralized by essentially all our assets of the Company and limits its ability with respect to additional indebtedness, investments or dividends, among other things, subject to customary exceptions.

6.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakwood Village, Ohio and Mountain View, California under non-cancellable operating leases. At March 31, 2016, the future minimum payments for the operating leases are as follows (in thousands):

Year Ending December 31,	Future Minimum Payments
The remainder of 2016	$837
2017	1,106
2018	963
2019	823
2020 and thereafter	—
Total future minimum payments	$3,729

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. At March 31, 2016 and December 31, 2015, the Company was not involved in any material legal proceedings.

Purchase Commitments

At March 31, 2016 and December 31, 2015, the Company had no outstanding firm purchase commitments.

7.	Convertible Preferred Stock

In January 2015, ViewRay Technologies, Inc. issued an aggregate of 162,407 shares of Series C convertible preferred stock to a new investor at a price of $5.84 per share for a total gross consideration of $950 thousand.

In February 2015, ViewRay Technologies, Inc. issued 2,564,652 shares of Series C convertible preferred stock to another investor at a price of $5.84 per share for total gross consideration of $15.0 million.

In July 2015, upon the closing of the Merger, all of ViewRay Technologies, Inc.’s 30,381,987 shares of outstanding convertible preferred stock were converted into the Company’s common stock at a 1:1 conversion rate.  As a result, the Company had no convertible preferred stock issued and outstanding as of March 31, 2016 and December 31, 2015.

8.	Warrants

In connection with the Hercules Term Loan (see Note 5, Debt), the Company issued a warrant to purchase 128,231 shares of Series C convertible preferred stock. The convertible preferred stock warrant was recorded as a liability and is adjusted to fair value at each balance sheet date, with the change in fair value being recorded as a component of other income (expense), net in the condensed consolidated statements of operations. Upon issuance, the fair value of the warrant was estimated to be $158 thousand.  The Company recorded a gain of $66 thousand related to the change in fair value of preferred stock warrant liability as part of other income (expense), net in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2015.

The Company used Black-Scholes option-pricing model to estimate the fair value of the convertible preferred stock with the following assumptions:

March 31, 2015
Series C Warrant:
Expected term (in years)	0.5 – 1.2
Expected volatility	25.0%
Risk-free interest rate	0.3% – 0.6%
Expected dividend yield	0%

Upon the closing of the Merger on July 23, 2015, all shares of Series C convertible preferred stock were converted into common stock, and the warrant to purchase Series C convertible preferred stock was converted into the warrant to purchase 128,231 shares of the Company’s common stock.  As a result, the fair value of the preferred stock warrant liability of $93 thousand was reclassified into additional paid-in capital.  At March 31, 2016 and December 31, 2015, the warrant had not been exercised and was still outstanding.

In connection with the Merger and the Private Placement, in July and August 2015, the Company issued warrants to purchase 198,760 shares of common stock at an exercise price of $5.00 per share to private placement agents as payment for services provided. These placement warrants are exercisable at any time at the option of the holder until the five year anniversary of its date of issuance.

The Company estimated the aggregate fair value of the placement warrants on the issuance date to be $316 thousand which was recorded in additional paid-in-capital as an offering cost against the total proceeds from the Private Placement.  The placement warrants were accounted for as equity awards.  At March 31, 2016 and December 31, 2015, the placement warrants had not been exercised and were still outstanding.

The fair value of the placement warrants were valued at their grant dates using the Black-Scholes pricing model and the following weighted-average assumptions:

Upon Issuance
Preferred Stock Warrant:
Expected term (in years)	5.0
Expected volatility	31.8%
Risk-free interest rate	1.6%
Expected dividend yield	0%

9.	Stock-Based Compensation

A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at December 31, 2015	3,166,968	6,053,672	$2.13	7.6	$20,605
Granted (unaudited)	(34,380)	34,380	4.90
Exercised (unaudited)	—	(11,563)	0.74
Cancelled (unaudited)	21,020	(21,020)	3.38
Balance at March 31, 2016 (unaudited)	3,153,608	6,055,469	$2.15	7.4	$14,637
Vested and exercisable at March 31, 2016 (unaudited)		3,459,650	$1.09	6.3	$11,302
Vested and expected to vest at March 31, 2016 (unaudited)		5,814,927	$2.10	7.3	$14,294

The weighted-average grant date fair value of options granted to employees was $3.06 and $4.08 per share during the three months ended March 31, 2016 and 2015, respectively. The grant date fair value of options vested was $444 thousand and $61 thousand during three months ended March 31, 2016 and 2015, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.  The aggregate intrinsic value of options exercised was insignificant during the three months ended March 31, 2016 and 2015.

At March 31, 2016, total unrecognized compensation cost related to stock-based awards granted to employees, net of estimated forfeitures, was $4.8 million which is expected to be recognized over a weighted-average period of 3.0 years.

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

Fair Value of Common Stock

Prior to the Merger, the fair value of the common stock underlying the stock-based awards was determined by ViewRay Technologies, Inc.’s board of directors, with input from management and third-party valuations. Post-Merger and up through March 30, 2016, our common stock shares were listed on the OTC Bulletin Board. Beginning March 31, 2016, our common stock shares were listed on The NASDAQ Global Market, or NASDAQ.  Fair value of the common stock is the adjusted closing price of the Company’s common stock on the trading date on these stock exchanges.

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

The fair value of employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Unaudited)
Expected term (in years)	6.0	6.0
Expected volatility%	69.8%	52.3%
Risk-free interest rate%	1.5%	1.6%
Expected dividend yield%	0.0%	0.0%

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is classified as follows (in thousands):

	Three Months Ended March 31, 2016
	2016	2015
	(Unaudited)
Research and development	$121	$25
Selling and marketing	24	5
General and administrative	411	44
Total stock-based compensation expense	$556	$74

During the three months ended March 31, 2016 and 2015, there were no stock-based compensation expenses capitalized as a component of inventory or recognized in cost of revenue. Stock-based compensation relating to stock-based awards granted to consultants was insignificant for the three months ended March 31, 2016 and 2015.

10.	Income Tax

Due to the current operating losses, the Company recorded zero income tax expense for the three months ended March 31, 2016 and 2015, respectively.  During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any foreign operations.  The federal and state effective tax rate is approximately 37%.

Due to the Company’s history of cumulative losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized.  Accordingly, the Company’s deferred tax assets, which includes net operating loss, or NOL, carryforwards and tax credits related primarily to research and development continue to be subject to a valuation allowance as of March 31, 2016.  The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $742 thousand in unrecognized tax benefit at March 31, 2016 and December 31, 2015.  The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.  Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense.  At March 31, 2016, there were no accrued interest and penalties related to uncertain tax positions.

11.	Net Loss per Share

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Convertible preferred stock (if converted)	—	29,006,955
Options to purchase common stock	6,063,836	4,286,236
Preferred stock warrants (if converted)	—	128,231
Common stock warrants (if converted)	326,991	—

12.	Related Party Transactions

In December 2004, the Company entered into a licensing agreement with the University of Florida Research Foundation, or UFRF, whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a 1% royalty from sales of products developed and sold by the Company utilizing the licensed patents.

13.	Segment and Geographic Information

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

14.	Subsequent Events

On April 25, 2016, the Company gave a Notice of Borrowing to CRG to draw down the $15.0 million available amount.  The Company received the first $5.0 million on May 9, 2016 and expects to receive the remaining $10.0 million on or about May 20, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report filed with the SEC on March 28, 2016.  In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Quarterly Report, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.

Unless otherwise indicated, references in this section to “ViewRay,” “we,” “us,” “our” and “the Company” refer to ViewRay, Inc. and its consolidated subsidiary, ViewRay Technologies, Inc.

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

Also as previously reported, immediately prior to the closing of the Merger, under the terms of a split-off agreement, or the Split-Off Agreement, and a general release agreement, we transferred all of its pre-Merger operating assets and liabilities to Acquisition Sub, or the Split-Off.

In connection with the Merger and pursuant to the Split-Off Agreement, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholder, in exchange for the surrender and cancellation of 4,150,171 shares of our common stock.

As a result of the Merger and Split-Off, we discontinued our pre-Merger business, acquired the business of ViewRay Technologies, Inc. and continued the business operations of ViewRay Technologies, Inc., as a publicly-traded company under the name ViewRay, Inc.

As a result of the Merger and the change in business and operations of the Company, a discussion of the past financial results of the Company is not pertinent, and under applicable accounting principles the historical financial results of ViewRay Technologies, Inc., the accounting acquirer, prior to the Merger are considered the historical financial results of the Company.

The following discussion highlights ViewRay’s results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on ViewRay’s unaudited consolidated financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

Basis of Presentation

The unaudited condensed consolidated financial statements of ViewRay for the three months ended March 31, 2016 and 2015, contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these condensed consolidated financial statements. All such adjustments are of a normal recurring nature.

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

We received initial 510(k) marketing clearance from the FDA for our treatment planning and delivery software in January 2011 and for MRIdian in May 2012. We also received permission to affix the CE mark in November 2014, allowing MRIdian to be sold within the European Economic Area. At March 31, 2016, patients had received radiation treatment on MRIdian systems at four cancer centers located at Washington University in St. Louis, University of California, Los Angeles, University of Wisconsin—Madison and Seoul National University in South Korea. In December 2015, the fifth MRIdian system was installed at the Sylvester Comprehensive Cancer Center at the University of Miami and patient treatment began there in April 2016.  In March 2016, the sixth MRIdian system was installed at the VU University Medical Center in Amsterdam, and is awaiting the start of patient treatment.

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

We generated product and service revenue of $5.5 million and $0.3 million, and had net losses of $13.4 million and $8.5 million during the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, we had 16 signed orders representing a backlog value of $89.6 million.

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

Accordingly, we may seek to fund our operations through public or private equity, debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop enhancements to and integrate new technologies into MRI-guided radiation therapy systems.

New Orders and Backlog

New orders are defined as the sum of gross product orders recorded during the period.  We define backlog as the accumulation of all orders for which revenue has not been recognized and we consider valid. Backlog includes customer deposits or letters of credit.  Deposits received are recorded as a liability on the balance sheet. Orders may be revised or cancelled according to their terms or upon mutual agreement between the parties. Therefore, it is difficult to predict with certainty the amount of backlog that will ultimately result in revenue. The determination of backlog includes objective and subjective judgment about the likelihood of an order contract becoming revenue. We perform a quarterly review of backlog to verify that outstanding orders in backlog remain valid, and based upon this review, orders that are no longer expected to result in revenue are removed from backlog. Our criteria include an outstanding and effective written agreement for the delivery of a MRIdian signed by customers, receipt of a minimum customer deposit or a letter of credit, any changes in customer or distributor plans or financial conditions, the customer’s or distributor’s continued intent and ability to fulfill the order contract, changes to regulatory requirements, the status of regulatory approval required in the customer’s jurisdiction, if any, or reasons for cancellation of order contracts.

During the three months ended March 31, 2016, our new orders were $11.2 million. At March 31, 2016, we had 16 signed sales contracts for MRIdian systems in backlog with a total value of $89.6 million.

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

Service Revenue. We generally offer maintenance service at no cost to customers to cover parts, labor and maintenance for one to two years. In addition, we offer multi-year, post-installation maintenance and support contracts that provide various levels of service support, which enables our customers to select the level of on-going support services, including parts and labor, which they require. These post-installation contracts are for a period of one to five years and provide services ranging from 24/7 on-site parts and labor, and preventative maintenance to labor only with a longer response time. We also offer technology upgrades to our MRIdian systems, when and if available, for an additional fee. Service revenue is recognized on a straight-line basis over the term during which the contracted services are provided.

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacture and installation of MRIdian systems, as well as medical device excise tax and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or market inventory, or LCM, adjustments if the carrying value of the inventory is greater than its net realizable value. For strategic reasons, we initially sold our MRIdian systems prior to December 31, 2015 at prices lower than our projected costs to manufacture and install. As we accumulated materials, installation and other costs for these systems, we regularly assessed the carrying value of the related inventory value and recorded charges, or LCM adjustments, to reduce inventory to the lower of cost and net realizable value. The remaining realizable value of inventory was charged to product cost of revenue as those initial sites were completed and accepted.  Since January 1, 2016 and the receipt of FDA marketing clearance, we have been able to increase sales prices and lower our cost; however, for the three months ended March 31, 2016, costs exceeded revenue, resulting in LCM charges of $235 thousand as compared to $0 for the three months ended March 31, 2015. LCM charges were higher in 2016 since the majority of the LCM charges related to the two MRIdian systems installed in the three months ended March 31, 2015 were already recorded in 2014 when the systems were built.

We expect our materials, installation and service costs to decrease as we continue to scale our operations, improve product designs and work with our third-party suppliers to lower costs.  In addition, we have increased sales prices for MRIdian systems. We expect to continue to lower costs and increase sales prices as we transition to the MRIdian linac technology.

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

General and Administrative. Our general and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel, and for our operations, finance, human resources, regulatory and other administrative personnel. In addition, general and administrative expenses include third-party consulting, legal, audit, accounting services, quality and regulatory functions and facilities costs, and gain or loss on the disposal of property and equipment. While we expect administrative and finance related expenses to remain generally flat, general and administrative expenses related to operations and quality and regulatory functions are likely to increase in absolute dollars due to the costs associated with the development of linac technology as well as growth in the business and costs associated with being a public company.

Interest Income

Interest income consists primarily of interest income received on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest and amortization of the debt discount related to our long-term debt entered in 2013 from Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc., or together, Hercules, convertible promissory notes issued in 2014 and long-term debt entered in 2015 from Capital Royalty II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P., or together with their successors by assignment, CRG, and such loan the CRG Term Loan.

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

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Revenue:
Product	$5,240	$99
Service	216	181
Total revenue	5,456	280
Cost of revenue:
Product	5,927	154
Service	601	623
Total cost of revenue	6,528	777
Gross margin	(1,072)	(497)
Operating expenses:
Research and development	3,399	2,248
Selling and marketing	1,279	964
General and administrative	6,320	4,323
Total operating expenses:	10,998	7,535
Loss from operations	(12,070)	(8,032)
Interest income	1	1
Interest expense	(1,082)	(484)
Other income (expense), net	(217)	60
Loss before provision for income taxes	(13,368)	(8,455)
Provision for income taxes	—	—
Net loss	$(13,368)	$(8,455)

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Product	$5,240	$99	$5,141
Service	216	181	35
Total revenue	$5,456	$280	$5,176

Total revenue during the three months ended March 31, 2016 increased $5.2 million compared to the three months ended March 31, 2015. The increase was primarily due to revenue on one MRIdian system installed in March 2016 compared to selling components in the three months ended March 31, 2015.

Product Revenue. Product revenue during the three months ended March 31, 2016 increased $5.1 million compared to the three months ended March 31, 2015. The increase was primarily due to $5.2 million of MRIdian system revenue recognized in the three months ended March 31, 2016 related to VU University Medical Center in Amsterdam compared to $0.1 million due to delivery of certain components to customers during the three months ended March 31, 2015.

Service Revenue. Service revenue increased $35 thousand during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Cost of Revenue

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Product	$5,927	$154	$5,773
Service	601	623	(22)
Total cost of revenue	$6,528	$777	$5,751

Product Cost of Revenue. Product cost of revenue increased $5.8 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the installation of a MRIdian system at VU University Medical Cancer Center in Amsterdam.

Service Cost of Revenue. Service cost of revenue decreased $22 thousand during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Operating Expenses

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Research and development	$3,399	$2,248	$1,151
Selling and marketing	1,279	964	315
General and administrative	6,320	4,323	1,997
Total operating expenses	$10,998	$7,535	$3,463

Research and Development. Research and development expenses during the three months ended March 31, 2016 increased $1.2 million, compared to the three months ended March 31, 2015. This increase was primarily attributable to a $0.8 million increase in personnel costs as a result of higher employee headcount from 31 employees to 44 employees and a $0.3 million increase in consulting and project expenses as a result of increased investment in research and development projects started during the three months ended March 31, 2016, including development of the MRIdian linac technology.

Selling and Marketing. Selling and marketing expenses during the three months ended March 31, 2016 increased $0.3 million, compared to the three months ended March 31, 2015.  This increase was primarily attributable to a $0.2 million increase in consulting fees related to engaging more consulting services for tradeshow preparation and other marketing activities during the three months ended March 31, 2016.

General and Administrative. General and administrative expenses during the three months ended March 31, 2016 increased $2.0 million, compared to the three months ended March 31, 2015. This increase was primarily attributable to a $0.8 million increase in general and administrative expenses in operations to support the growth in system installations, a $0.6 million increase in legal and corporate governance expenses as we are now a public company, a $0.2 million increase in stock-based compensation related to headcount growth from 40 employees to 52 employees as well as a $0.2 million increase related to insurance costs.

Interest Expense

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Interest expense	$(1,082)	$(484)	$(598)

Interest expense increased $0.6 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which was primarily due a higher loan balance related to the CRG Term Loan obtained in June 2015.

Other Income (Expense), Net

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Other income (expense), net	$(217)	$60	$(277)

Other income (expense), net increased $0.3 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to foreign exchange loss related to customer’s deposits denominated in the Euro.

Liquidity and Capital Resources

Since ViewRay’s inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the three months ended March 31, 2016 and 2015, we had net losses of and $13.4 million and $8.5 million, respectively. At March 31, 2016, and December 31, 2015 we had an accumulated deficit of $210.4 million and $197.0 million, respectively.

At March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $5.7 million and $20.7 million, respectively. To date, we have financed our operations principally through private placements of ViewRay’s common stock, private placements of ViewRay’s convertible preferred stock, issuances of convertible promissory notes, issuances of term loans and receipts of customer deposits for new orders and payments from customers for systems installed. We may, from time to time, seek to raise capital through a variety of sources, including public equity market, private equity financing, and/or public or private debt.  In April 2016, we notified CRG of our intent to borrow the additional $15.0 million in funds.  We received $5.0 million on May 9, 2016, with the remaining $10.0 million expected on or about May 20, 2016.  We expect that our existing cash and cash equivalents, together with cash receipts from sales of MRIdian systems, the additional draw down from the CRG Term Loan and the plan to raise additional financing from various sources from time to time will enable us to conduct our planned operations for at least the next 12 months.

We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future operating needs. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.”

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Cash used in operating activities	$(10,490)	$(9,604)
Cash used in investing activities	(4,456)	(489)
Cash provided by financing activities	8	14,137

Operating Activities

We have historically experienced negative cash outflows as we developed MRIdian systems and MRIdian linac technology and continued to expand our business. Our net cash used in operating activities primarily results from our net loss adjusted for non-cash expenses and changes in working capital components as we have grown our business, and is significantly influenced by the timing of cash payments for inventory purchase and cash receipts from our customers in any given period. Our primary source of cash flow from operating activities is cash receipts from customers including sales of MRIdian systems and, to a lesser extent, by up-front payments from customers. Our primary uses of cash from operating activities are amounts due to vendors for purchased components and employee-related expenditures. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we collect cash receipts from our customers, build up our inventory balances, and increase spending on personnel, and other operating activities as our business grows.

During the three months ended March 31, 2016, operating activities used $10.5 million in cash as a result of our net loss of $13.4 million, offset by a $1.2 million net change in our operating assets and liabilities and aggregate non-cash charges of $1.6 million. The net change in our operating assets and liabilities was primarily a result of a $4.9 million decrease in deferred costs due to the revenue recognition of the MRIdian system at VU University Medical Center.  The $2.0 million decrease in accounts payable was due to the timing of payments as a result of the growth in our business.   The $0.8 million decrease in accounts receivable was due to cash receipts within the fiscal quarter, the $0.4 million decrease in deposits on purchased inventory was due to receipt of inventory previously paid for as deposits, and the $0.5 million decrease in accrued expenses and other long-term liabilities was partly due to payment of our accrued purchase commitments.  These decreases in operating assets and liabilities were offset by increases of $4.3 million in inventory purchase in anticipation of the installation of MRIdian systems and a $3.0 million decrease in customer deposits and deferred revenue as a result of conversion to revenue related to the installation at VU University Medical Center.  Non-cash charges primarily included $0.6 million due to stock-based compensation, $0.5 million in amortization of debt discount and accrued interest related to our debt incurred in June 2015, $0.4 million due to depreciation and amortization expense and $0.2 million due to LCM adjustments related to the reduction of the carrying value of inventory to its net realizable value.

During the three months ended March 31, 2015, operating activities used $9.6 million in cash, primarily as a result of our net loss of $8.5 million and a $1.6 million net change in our operating assets and liabilities, offset by aggregate non-cash charges of $0.4 million. The net change in our operating assets and liabilities was primarily the result of higher customer deposits and deferred revenue balances, offset by higher deferred costs and purchases of inventory, and decreases in accounts payable, accrued expenses and other long-term liabilities. The decrease in accounts payable of $2.9 million was the result of timing of payments as a result of the growth in our business and a $1.5 million payment to one of our major vendors. These changes were offset by an increase in inventory and deposits on purchased inventory in anticipation of installations of MRIdian systems. Customer deposits and deferred revenue increased $4.7 million during the three months ended March 31, 2015 primarily due to new sales contracts entered. Non-cash charges primarily included $0.3 million for depreciation and amortization, $0.1 million for stock-based compensation and $0.1 million for amortization of debt discount and accrued interest related to our debt incurred in December 2013, which was partially offset by a $0.1 million change in the fair value of convertible preferred stock warrant liability.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2016 of $4.5 million primarily resulted from capital expenditures to purchase property and equipment.  We increased our capital expenditure in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to research and development efforts for our MRIdian linac technology.

Cash used in investing activities during the three months ended March 31, 2015 of $0.5 million primarily resulted from capital expenditures to purchase property and equipment.

Financing Activities

In June 2015, we entered the CRG Term Loan for up to $50.0 million, of which $30.0 million was made available to us upon closing with the remaining $20.0 million to be available on or before June 26, 2016 upon meeting certain milestones.  We drew down the first $30.0 million on the closing date in June 2015.  In March, 2016, the CRG Term Loan was amended such that, with regard to the conditions for borrowing the remaining $20.0 million available under the CRG Term Loan, the Company may, at its election, draw down (i) an amount of either $10.0 million or $15.0 million in up to two advances upon achievement of a minimum of $15.0 million aggregate product and service revenue during any consecutive 12 month period ending on or before March 31, 2016 and (ii) an additional $5.0 million (or $10.0 million, if the previous draw made was only in an amount of $10.0 million) upon achievement of a minimum of $25.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before December 31, 2016 and upon execution of the first sales contract of the MRIdian linac technology.  At March 31, 2016, we achieved the minimum $15.0 million gross revenue requirement which made the first $15.0 million of the remaining $20.0 million immediately available for draw down. In April 2016, we notified CRG of our intent to borrow the additional $15.0 million in funds.  We received $5.0 million on May 9, 2016, with the remaining $10.0 million expected on or about May 20, 2016.

The Term Loan has a maturity date of June 26, 2020 (i.e., 5 years) and bears cash interest at a rate of 12.50% per annum to be paid quarterly during the first three years, or the interest-payment-only period. The interest-payment-only period can be extended for another year until June 26, 2019 if we complete an underwritten public offering of our common stock on a nationally recognized securities exchange that raises a minimum of $40.0 million in net cash proceeds with a minimum of $120.0 million post money valuation on or before June 26, 2018. During the interest-payment-only period, we have the option to elect to pay only 8% of the 12.5% per annum interest in cash, and the remaining 4.5% of the 12.5% per annum interest as compounded interest, or deferred payment in-kind interest, added to the aggregate principal amount of the CRG Term Loan. Principal payment and any deferred payment in-kind interest will be paid quarterly in equal installments following the end of the interest-payment-only period through the maturity date.

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

There were no financing activities other than insignificant proceeds from the exercise of stock options during the three months ended March 31, 2016.

During the three months ended March 31, 2015, financing activities provided $14.1 million in cash primarily from the net proceeds of $15.7 million related to the issuance of ViewRay’s Series C convertible preferred stock, which was partially offset by payments of $1.3 million of term loan principal and a payment of $0.1 million of costs related to the initial public offering.

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

There have been no significant changes to our accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 28, 2016. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

Revenue recognition for systems that we install generally occurs when the customer acknowledges that the system operates in accordance with our standard product specifications, the customer accepts the installed unit and we transfer title and risk of loss to the customer. Otherwise, revenue is recognized upon delivery, assuming all other revenue recognition criteria are met.  Service revenue is recognized on a straight-line basis over the term during which contracted services are provided. We use judgment to estimate revenue allocations from sales arrangements with multiple deliverables between the product and service revenue. In situations where a deliverable in a multi-element arrangement has a value to the customer on a stand-alone basis, we are required to allocate the fair value of the various elements based on the selling price of each element. The principal deliverables consist of (i) sales of MRIdian systems, which generally includes installation, site preparation and software, and (ii) product support, which includes extended service and maintenance. We determine selling prices using vendor specific objective evidence, or VSOE, if it exists, or third-party evidence, or TPE. If neither VSOE nor TPE exists for a deliverable, we use best estimated selling price, or BESP. We allocate revenue to multiple elements generally using the relative fair values as determined by BESP. We regularly review VSOE, TPE and BESP for all of our products and services.

We have, in the past, received payments for cost reimbursement of allowable expenditures and payments for the achievement of certain milestones under government grants in return for qualifying property and equity purchases and research and development activities over a contractually defined period. These payments are nonrefundable. Government grants generally provide us with fixed payments and a contractually defined period of research. Grant revenues were recognized as associated expenses incurred and are billed to grantors in conjunction with the terms of the grants.  We do not anticipate grant revenue in the future.

Stock-Based Compensation

Stock-based compensation expense is measured and recognized in the condensed consolidated financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized, net of forfeitures, over the requisite service periods of the awards, which is generally four years. At March 31, 2016, total unrecognized compensation cost related to stock-based awards granted to employees, net of estimated forfeitures, was $4.8 million which is expected to be recognized over a weighted-average period of 3.0 years.

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

In connection with the Merger and the Private Placement, we issued 198,760 shares of common stock warrants at an exercise price of $5.00 per share to private placement agents as payment for services provided. These placement warrants are exercisable at any time at the option of the holder until the five year anniversary of its date of issuance. These warrants were accounted for as equity awards.

Inventory Valuation

Inventory consists primarily of purchased components for assembling MRIdian systems and other direct costs associated with MRIdian system installation. Inventory is stated at the lower of cost (on a weighted-average basis) or market value. When the net realizable value of the inventory is lower than related costs, we reduce the carrying value of the inventory for the difference while recording a corresponding charge to cost of product revenues. The assumptions we used in estimating the net realizable value of the inventory primarily include the total cost to complete the applicable MRIdian system. There were $235 thousand and $0 of inventory lower of cost and market adjustment during the three months ended March 31, 2016 and 2015, respectively.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, establish a valuation allowance. At March 31, 2016 and December 31, 2015, we have a full valuation allowance set up for our net deferred tax assets.

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

Recently Issued and Adopted Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our consolidated financial statements, see the section entitled “Notes to Condensed Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” in the condensed consolidated financial statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have historically incurred substantial net losses, including net losses of $13.4 million and $8.5 million during the three months ended March 31, 2016 and 2015, respectively.  We expect our net losses to continue as a result of ongoing expansion of our commercial operations, including increased manufacturing, sales and marketing costs. These net losses have had, and will continue to have, a negative impact on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability could harm our business, financial condition, results of operations and cash flows.

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

We rely solely on the commercialization of MRIdian to generate revenue, and we expect to generate substantially all of our revenue in the future from sales of MRIdian. We have installed only six systems, five of which are currently treating patients. During the quarter ended March 31, 2016, we recognized revenue of $5.5 million from one installed MRIdian system at VU University Medical Center in Amsterdam. In order to successfully commercialize MRIdian, we will need to continue to expand our marketing efforts to develop new relationships and expand existing relationships with customers, to receive clearance or approval for MRIdian in additional countries, to achieve and maintain compliance with all applicable regulatory requirements and to develop and commercialize new features for MRIdian. We cannot assure you that we will be able to achieve or maintain profitability. If we fail to successfully commercialize MRIdian, we may never receive a return on the substantial investments in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance we have made, as well as further investments we intend to make, which may cause us to fail to generate revenue and gain economies of scale from such investments.

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

Our success depends on the market’s confidence that MRIdian can provide reliable, high-quality MRI-guided radiation therapy. There are only five MRIdian systems being used in commercial practice, and therefore we have very few statistics regarding the efficacy or reliability of MRIdian. We believe that our customers are likely to be particularly sensitive to product defects and errors, including functional downtime that limits the number of patients that can be treated using the system or a failure that is costly to repair. For example, in January 2014, we initiated a correction of the system at Washington University in St. Louis due to a defect we identified in an advanced software feature in the treatment planning system of MRIdian. We promptly updated our software to resolve this defect and notified the U.S. Food and Drug Administration, or FDA, of this correction. We cannot assure that similar product defects or other errors will not occur in the future. This could also include the mistreatment of a patient with MRIdian caused by human error on the part of MRIdian’s operators or prescribing physicians or as a result of a machine malfunction. We may be subject to regulatory enforcement action or legal claims arising from any defects or errors that may occur. Any failure of MRIdian to perform as expected could harm our reputation, business and results of operations.

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

We have limited experience in marketing and selling MRIdian. We have only been selling MRIdian since 2013 and of six MRIdian systems installed to date, the five that we have used to treat patients have only done so since early 2014. In addition, MRIdian is a new technology in the radiation therapy systems sector and our future sales will largely depend on our ability to increase our marketing efforts and adequately address our customers’ needs. We believe it is necessary to maintain a sales force that includes sales representatives with specific technical backgrounds that can support our customers’ needs. We will also need to attract and develop sales and marketing personnel with industry expertise. Competition for such employees is intense and we may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of MRIdian and we may never generate sufficient revenue to achieve or sustain profitability.

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

Based on our current business plan, we believe that our existing cash and cash equivalents, together with cash receipts from sales of MRIdian systems, the additional available draw down from the CRG Term Loan and the plan to raise additional capital from various sources from time to time, will enable us to conduct our planned operations for at least the next 12 months. The additional available draw down from the CRG Term Loan is available in an amount of either $10.0 million or $15.0 million in up to two advances at our option upon achieving a minimum of $15.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before March 31, 2016.  Furthermore, an additional $5.0 million (or $10.0 million, if the previous draw was only in an amount of $10.0 million) is available for draw down at our option upon achieving a minimum of $25.0 million aggregate product and service revenue during any consecutive 12 month period ending on or before December 31, 2016 and upon execution of the first sales contract of our second generation product.  At March 31, 2016, we achieved the minimum $15.0 million gross revenue requirement which makes the first $15.0 million of the remaining $20.0 million immediately available for draw down.  If our available cash balances, net proceeds from the Private Placement and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for MRIdian as a result of lower than currently expected rates of reimbursement from commercial third-party payors and government payors or due to other risks described herein, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

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

As a public company, we have incurred, and will continue to incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Stock Market. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel have devoted, and will continue to devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and as a result of the new corporate governance and executive compensation related rules, regulations and guidelines prompted by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will continue to cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

To comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring additional accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, or the Exchange Act, is

accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls could negatively impact the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, our common stock may not be able to remain eligible for quotation on The NASDAQ Global Market.

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

At March 31, 2016, we had $30.0 million in outstanding debt to CRG. Borrowings under our loan and security agreement with CRG are secured by substantially all of our personal property, including our intellectual property. Our loan and security agreement restricts our ability to, among other things:

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

There is considerable intellectual property litigation and contested patent disputes in the medical device area. Third parties may, in the future, assert claims that we are employing their proprietary technology without authorization, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. As we continue to commercialize MRIdian in its current or an updated form, launch new products and enter new markets, we expect that competitors may claim that MRIdian infringes their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. Although we are presently unaware of any basis by which a third-party would be justified in making such claims, in the future, we may receive letters or other threats or claims from third parties inviting us to take licenses under, or alleging that we infringe, their patents. Third parties may have obtained, and may in the future obtain, patents under which such third parties may claim that the use of our technologies constitutes patent infringement.

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

We hold the exclusive worldwide license for certain patents and applications covering our combination of MRI and radiation therapy technologies. Specifically, we hold a license to three issued U.S. patents, 14 issued foreign patents (eight of which were issued in Great Britain, Germany, France and the Netherlands as a result of two applications filed and allowed through the European Patent Office), one pending U.S. application and five pending foreign applications (one of which is allowed) as of May 5, 2016. We own an additional 11 issued U.S. patents, 11 issued foreign patents, 19 pending U.S. applications (three of which are allowed) and 71 pending foreign applications (four of which are allowed) as of May 5, 2016. Assuming all required fees are paid, individual patents or patent applications owned or licensed by us will expire between 2025 and 2037. We also have a joint ownership interest with Case Western Reserve University in one issued patent and one U.S. application. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect MRIdian, any additional features we develop for MRIdian or any new products. Other parties may have developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. The patent positions of medical device companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. U.S. patents and patent applications may also be subject to supplemental examination or contested post-grant proceedings such as inter partes review, reexamination, interference or derivation proceedings before the U.S. Patent and Trademark Office and challenges in district court. Patents may be subjected to opposition, post-grant review or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent right sought by us, which in turn could affect our ability to commercialize MRIdian.

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

If our existing stockholders or optionholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after any applicable legal restrictions on resale lapse, the price of our common stock could decline. The perception in the market that these sales may occur could also cause the price of our common stock to decline. Based on shares of ViewRay common stock outstanding at March 31, 2016, we have outstanding a total of 38,216,523 shares of common stock.

In addition, based on the number of shares subject to outstanding awards under our 2008 Stock Option and Incentive Plan, or 2008 Plan, the number of shares subject to outstanding awards or available for issuance under our 2015 Equity Incentive Award Plan, or 2015 Plan, and our 2015 Employee Stock Purchase Plan, or 2015 ESPP, at March 31, 2016, 4,291,776 shares, 1,763,693 shares and 667,670 shares, respectively, of common stock that are either subject to outstanding options, outstanding but subject to vesting or reserved for future issuance under the 2008 Plan, 2015 Plan and 2015 ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. As further described in our Current Report on Form 8-K filed on July 29, 2015, as amended on August 13, 2015, we also plan to file a registration statement permitting shares of common stock issued pursuant to the 2008 Plan, 2015 Plan and 2015 ESPP to be freely resold by plan participants in the public market, subject to the applicable vesting schedules and, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act. The 2015 Plan contains provisions for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register. If the shares we may issue from time to time under the 2008 Plan, 2015 Plan, or 2015 ESPP are sold, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

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

Based on the beneficial ownership of our common stock at March 31, 2016, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 82.3% of our common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

*    *    *

The risks above do not necessarily comprise all of those associated with an investment in the Company. This Quarterly Report contains forward looking statements that involve unknown risks, uncertainties and other factors that may cause the actual results, financial condition, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those set out above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

VIEWRAY, INC.

Dated: May 16, 2016	By:	/s/ Chris A. Raanes
	Name:	Chris A. Raanes
	Title:	Chief Executive Officer

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws.	S-1/A	3.2	12/16/15

4.1	Form of Registration Rights Agreement, by and among ViewRay, Inc. and certain investors named therein.	S-1/A	4.2	12/16/15

10.1	Term Loan Agreement, effective June 26, 2015, by and among ViewRay Incorporated, the Subsidiary Guarantors (as defined therein), Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.	S-1/A	10.22	12/16/15

10.2

Amendment No. 1 to Term Loan Agreement effective March 24, 2016, by and among ViewRay Technologies, Inc. (formerly known as ViewRay Incorporated), the Subsidiary Guarantors (as defined therein), Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.

		10-K	10.23(b)	3/28/16

10.3	Cogswell Employment Agreement.	Post-Effective Amendment to S-1	10.13	5/2/16

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101	Interactive Data Files of Financial Statements and Notes.				X

101.INS	Instant Document				X

101.SCH	XBRL Taxonomy Schema Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X