Form 10-Q
period 2016-06-30
ViewRay, Inc.
filed 2016-08-15
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 11, 2016, the registrant had 38,396,525 shares of common stock, $0.01 par value per share, outstanding.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	market acceptance of MRI-guided radiation therapy;
•	the benefits of MRI-guided radiation therapy;
•	our ability to successfully sell and market MRIdian in our existing and expanded geographies;
•	the performance of MRIdian in clinical settings;
•	competition from existing technologies or products or new technologies and products that may emerge;
•	the pricing and reimbursement of MRI-guided radiation therapy;
•	the implementation of our business model and strategic plans for our business and MRIdian;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering MRIdian;
•	our ability to obtain regulatory approval in targeted markets for MRIdian;
•	estimates of our future revenue, expenses, capital requirements and our need for additional financing;
•	our financial performance;
•	our expectations related to the MRIdian linear accelerator, or MRIdian linac, technology;
•	developments relating to our competitors and the healthcare industry; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIEWRAY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,429	$20,667
Accounts receivable	1,710	830
Inventory	11,193	8,073
Deposits on purchased inventory	2,877	3,936
Deferred cost of revenue	7,545	8,782
Prepaid expenses and other current assets	1,783	1,329
Total current assets	34,537	43,617
Property and equipment, net	12,238	7,306
Restricted cash	943	943
Intangible assets, net	120	200
Other assets	31	91
TOTAL ASSETS	$47,869	$52,157
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,957	$4,358
Accrued liabilities	5,154	5,413
Customer deposits	11,950	12,763
Deferred revenue, current portion	8,644	5,616
Total current liabilities	31,705	28,150
Long-term debt, net	44,135	29,016
Deferred revenue	302	345
Other long-term liabilities	2,812	1,603
TOTAL LIABILITIES	78,954	59,114
Commitments and contingencies (Note 6)
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized at June 30, 2016 (unaudited) and December 31, 2015; no shares issued and outstanding at June 30, 2016 (unaudited) and December 31, 2015	—	—
Stockholders’ deficit:
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at June 30, 2016 (unaudited) and December 31, 2015; 38,362,134 and 38,204,960 shares issued and outstanding at June 30, 2016 (unaudited) and December 31, 2015	374	372
Additional paid-in capital	191,065	189,712
Accumulated deficit	(222,524)	(197,041)
TOTAL STOCKHOLDERS’ DEFICIT	(31,085)	(6,957)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$47,869	$52,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product	$—	$—	$5,240	$99
Service	299	182	515	363
Total revenue	299	182	5,755	462
Cost of revenue:
Product	139	391	6,066	545
Service	724	442	1,325	1,065
Total cost of revenue	863	833	7,391	1,610
Gross margin	(564)	(651)	(1,636)	(1,148)
Operating expenses:
Research and development	2,964	2,258	6,363	4,506
Selling and marketing	1,402	1,227	2,681	2,191
General and administrative	5,788	7,174	12,108	11,497
Total operating expenses	10,154	10,659	21,152	18,194
Loss from operations	(10,718)	(11,310)	(22,788)	(19,342)
Interest income	—	—	1	1
Interest expense	(1,377)	(839)	(2,459)	(1,323)
Other income (expense), net	(20)	(25)	(237)	35
Loss before provision for income taxes	$(12,115)	$(12,174)	$(25,483)	$(20,629)
Provision for income taxes	—	—	—	—
Net loss attributable to common stockholders	$(12,115)	$(12,174)	$(25,483)	$(20,629)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(13.24)	$(0.67)	$(22.52)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	38,234,703	919,776	38,223,071	915,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,483)	$(20,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	856	591
Stock-based compensation	1,245	148
Accretion on asset retirement obligation	17	—
Change in fair value of convertible preferred stock warrant liability	—	(51)
Loss on disposal of property and equipment	2	—
Inventory lower of cost or market adjustment	235	308
Write-off of deferred offering cost	—	2,920
Amortization of debt discount and interest accrual	1,059	123
Changes in operating assets and liabilities:
Accounts receivable	(880)	904
Inventory	(3,472)	(358)
Deposits on purchased inventory	1,059	(1,427)
Deferred cost of revenue	1,237	(3,828)
Prepaid expenses and other assets	(394)	(386)
Accounts payable	1,091	(3,008)
Accrued expenses and other long-term liabilities	686	(102)
Customer deposits and deferred revenue	2,172	4,509
Net cash used in operating activities	(20,570)	(20,286)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,748)	(1,137)
Purchase of intangibles and other assets	(12)	—
Change in restricted cash balance	—	500
Net cash used in investing activities	(5,760)	(637)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net	—	15,729
Proceeds from draw down of long-term debt, net	14,982	27,381
Payments of long-term debt	—	(15,000)
Payment of offering costs related to initial public offering	—	(628)
Proceeds from the exercise of stock options	110	10
Net cash provided by financing activities	15,092	27,492
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,238)	6,569
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	20,667	11,129
CASH AND CASH EQUIVALENTS — END OF PERIOD	$9,429	$17,698
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,398	$963
Cash paid for taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment in accounts payable and accrued expenses	$969	$—
Transfer of property and equipment from inventory	$117	$—
Deferred offering cost in accounts payable and accrued expenses	$—	$532

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Background and Organization

On July 8, 2015, ViewRay, Inc. (f/k/a Mirax Corp.), or ViewRay, we, us, our, or the Company, completed a 1.185763-for-1 forward stock split of its common stock in the form of a dividend with the result that 4,343,339 shares of common stock, par value $0.001 per share, outstanding immediately prior to the stock split became 5,150,176 shares of common stock, par value $0.001 per share, outstanding immediately thereafter. On July 15, 2015, the Company changed its name to ViewRay, Inc. by filing the Certificate of Amendment to its Articles of Incorporation. Additionally, on July 21, 2015, the Company changed its domicile from the State of Nevada to the State of Delaware by reincorporation, or the Conversion, and as a result of the Conversion, increased its authorized capital stock from 75,000,000 shares of common stock, par value $0.001 per share, to 300,000,000 shares of common stock, par value $0.01 per share and 10,000,000 shares of “blank check” preferred stock, par value $0.01 per share.

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

On August 17, 2015, the Company completed the third and final closing of a private placement offering, or the Private Placement, through which it sold an aggregate of 5,884,504 shares of its common stock at a purchase price of $5.00 per share and raised a total of $26.3 million, net of offering costs.

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

Since inception, ViewRay Technologies, Inc. has devoted substantially all of its efforts towards research and development, initial selling and marketing activities, raising capital and preparing for the manufacturing and shipment of MRIdian systems. In May 2012, ViewRay Technologies, Inc. was granted clearance from the U.S. Food and Drug Administration, or FDA, to sell MRIdian. In November 2013, ViewRay Technologies, Inc. received its first clinical acceptance of a MRIdian at a customer site, and the first patient was treated with that system in January 2014. Since November 2014, ViewRay Technologies, Inc. has had the right to affix the CE mark to MRIdian.

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time.  The Company’s principal sources of liquidity are cash flows from investment capital and available borrowings under its Term Loan agreement.  These have historically been sufficient to meet working capital needs, capital expenditures, and debt service obligations.  During the six months ended June 30, 2016, the Company incurred a net loss from operations of $25.5 million and used cash from operations of $20.6 million.  The Company plans that it will have sufficient cash to continue as a going concern; however, these plans rely on certain underlying assumptions and estimates that may differ from actual results.  Such assumptions include the Company receiving FDA approval for and commercializing its MRIdian linac technology, which may broaden the Company’s addressable market, accelerate the Company’s sales cycle, accelerate backlog conversion time and improve gross margins.  The Company expects that its existing cash and cash equivalents, together with cash receipts from sales of MRIdian systems, the additional draw down from the CRG Term Loan and the plan to raise additional financing from various sources from time to time will enable the Company to conduct its planned operations for at least the next 12 months.

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015.

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 28, 2016, and have not changed significantly since such filing.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosures about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date.  ASU No. 2014-09 will be effective for the Company’s fiscal year beginning after December 15, 2017, and the interim periods thereafter.  In addition, the FASB issued ASU 2016-08, 2016-10 and 2016-12 in March 2016, April 2016 and May 2016, respectively, to help provide interpretive clarification on the new guidance in ASC Topic 606.  ASU No. 2016-08, 2016-10 and 2016-12 are all effective during the same period as ASU 2014-09.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), which requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances.  In connection with each annual and interim period, management must assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statement issuance date.  Disclosures are required if conditions give rise to substantial doubt.  The new standard is effective for all entities in the first annual period ending after December 15, 2016, and for annual and interim periods thereafter.  The Company is reviewing the provisions of ASU No. 2014-15 and expects that the new guidance will not have a material impact on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU No. 2015-11 is effective prospectively for annual periods beginning after December 15, 2016 and interim periods therein. Early application is permitted. The Company is reviewing the provisions of ASU No. 2015-11 and expects that the new guidance will not have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the Accounting Standards Codification 840, Leases. This ASU requires lessees to begin recognize all leases, with exception of short-term lease, as a lease liability on the balance sheet. Under this ASU, a lease is defined as a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset which is an asset that represents the lessee’s right to use, or control the use of, a specified asset during the lease term. The ASU also requires additional disclosures about the amount, timing and uncertainty of cash flow from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the effect the new standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods therein.  Early adoption is permitted.  The Company is currently evaluating the impact of adoption on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in the consolidated balance sheets. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as non-current in the consolidated balance sheets. ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016 and interim periods therein. Early application is permitted.  The Company has elected to early adopt this guidance starting April 1, 2016 on a prospective basis.  As a result of adopting this standard, deferred tax liabilities and assets, if any, are presented within the financial statements as noncurrent.

3.	Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
	(Unaudited)
Prototype	$6,346	$6,492
Machinery and equipment	6,056	7,128
Leasehold improvements	4,621	1,532
Furniture and fixtures	363	350
Software	954	832
Construction in progress	5,373	1,851
Property and equipment, gross	23,713	18,185
Less: accumulated depreciation and amortization	(11,475)	(10,879)
Property and equipment, net	$12,238	$7,306

Depreciation and amortization expense related to property and equipment were $438 thousand, $262 thousand during the three months ended June 30, 2016 and 2015, and $764 thousand and $508 thousand during the six months ended June 30, 2016 and 2015, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
	(Unaudited)
License cost	$512	$500
Patents	104	104
Intangible assets, gross	$616	$604
Accumulated amortization	(496)	(404)
Intangible assets, net	$120	$200

Intangible amortization expense were $46 thousand, $41 thousand during the three months ended June 30, 2016 and 2015, and $92 thousand and $83 thousand during the six months ended June 30, 2016 and 2015, respectively. Amortization of intangible assets were recorded in general and administrative expenses in the condensed consolidated statements of operations.

At June 30, 2016, the estimated future amortization expense of purchased intangible assets was as follows (in thousands):

Year Ending December 31,	Estimated Future Amortization Expense
(Unaudited)
The remainder of 2016	$23
2017	19
2018	19
2019	19
2020	19
2021	11
Thereafter	10
Total amortization expense	$120

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
	(Unaudited)
Accrued payroll and related benefits	$2,883	$1,938
Accrued accounts payable	1,138	1,880
Sales tax and medical device excise tax payable	151	219
Accrued legal, accounting and governance fees	537	857
Other	445	519
Total accrued liabilities	$5,154	$5,413

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
	(Unaudited)
Deferred revenue:
Product	$7,900	$5,050
Services	1,046	911
Total deferred revenue	8,946	5,961
Less: current portion of deferred revenue	(8,644)	(5,616)
Noncurrent portion of deferred revenue	$302	$345

4.	Fair Value of Financial Instruments

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at June 30, 2016 and December 31, 2015. Level 3 liabilities that are measured on a recurring basis consist of the convertible preferred stock warrant liability. The convertible preferred stock warrant liability was valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value of the warrant (see Note 8).

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other income (expense), net in the condensed consolidated statements of operations.  The Company recorded a loss of $15 thousand and a gain of $51 thousand related to the change in fair value of financial liabilities during the three and six months ended June 30, 2015. The Company had no change in fair value of financial liabilities for the three and six months ended June 30, 2016 as the related convertible preferred stock warrants were converted into warrants to purchase the Company’s common stock upon closing of the Merger in July 2015 and no re-measurement is required thereafter.

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

In connection with the issuance of the Hercules Term Loan, ViewRay Technologies, Inc. entered into a Warrant Agreement with Hercules to issue a fully-vested and exercisable warrant to purchase 128,231 shares of Series C convertible preferred stock with an exercise price of $5.84 per share. The warrant is exercisable any time before the later of 10 years from issuance or five years after an IPO. The warrant provides for anti-dilution rights on the Series C convertible preferred stock, which includes one-time down-round protection. The fair value of the warrant upon issuance of $158 thousand was recorded as convertible preferred stock warrant liability and a discount to the carrying value of the Hercules Term Loan. The fair value of the warrant at the time of issuance was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of two years, expected volatility of 30%, risk-free interest rate of 0.4% and expected dividend yield of 0%. See Note 8 for assumptions used to estimate the fair value of convertible preferred stock warrant liability at June 30, 2015.

In June 2015, ViewRay Technologies, Inc. paid off in full the outstanding balances on Hercules Term Loan, including the related interest and other penalty fee, using part of the proceeds received from the CRG Term Loan discussed below.

CRG Term Loan

In June 2015, ViewRay Technologies, Inc. entered into a Term Loan Agreement, or the CRG Term Loan, with Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P. or together with their successors by assignment, CRG, for up to $50.0 million of which $30.0 million was made available to the Company upon closing with the remaining $20.0 million to be available on or before June 26, 2016 at its option upon the occurrence of either (i) an initial public offering of its common stock on a nationally recognized securities exchange that raises a minimum of $40.0 million in net cash proceeds with a minimum of $120.0 million post-money valuation, or Qualifying IPO, or (ii) achievement of a minimum of $25.0 million gross revenue from the sales of the MRIdian system during any consecutive 12 months before March 31, 2016. The Company drew down the first $30.0 million on closing date. The CRG Term Loan has a maturity date of June 26, 2020 and bears cash interest at a rate of 12.5% per annum to be paid quarterly during the interest-payment-only period of 3 years. The interest-payment-only period can be extended for another year until June 26, 2019 if the Company completes an underwritten public offering on or before June 26, 2018. During the interest-payment-only period, the Company has the option to elect to pay only 8% of the 12.5% per annum interest in cash, and the remaining 4.5% of the 12.5% per annum interest as compounded interest, or deferred payment in-kind interest, added to the aggregate principal amount of the CRG Term Loan. Principal payment and any deferred payment in-kind interest will be paid quarterly in equal installments following the end of the interest-payment-only period through maturity date.

In March 2016, the Company and CRG executed an amendment to the original terms of the CRG Term Loan such that, with regard to the conditions for borrowing the remaining $20.0 million available under the CRG Term Loan, the Company may, at its election, draw down (i) an amount of either $10.0 million or $15.0 million in up to two advances upon achievement of a minimum of $15.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before March 31, 2016 and (ii) an additional $5.0 million (or $10.0 million, if the previous draw made was only in an amount of $10.0 million) upon achievement of a minimum of $25.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before December 31, 2016 and upon execution of the first sales contract of the Company’s second generation product.  The Company achieved the minimum of $15.0 million gross revenue requirement in March 2016 which made the first $15.0 million of the remaining $20.0 million credit facility immediately available for draw down.  In May 2016, the Company drew down the additional $15.0 million available amount.  At June 30, 2016, the Company had $45.0 million in outstanding debt to CRG.

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

Operating Leases

The Company leases office space in Oakwood Village, Ohio and Mountain View, California under non-cancellable operating leases. At June 30, 2016, the future minimum payments for the operating leases are as follows (in thousands):

Year Ending December 31,	Future Minimum Payments
The remainder of 2016	$561
2017	1,106
2018	963
2019	823
Total future minimum payments	$3,453

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. At June 30, 2016 and December 31, 2015, the Company was not involved in any material legal proceedings.

Purchase Commitments

At June 30, 2016 and December 31, 2015, the Company had no outstanding firm purchase commitments.

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

In July 2015, upon the closing of the Merger, all of ViewRay Technologies, Inc.’s 30,381,987 shares of outstanding convertible preferred stock were converted into the Company’s common stock at a 1:1 conversion rate.  As a result, the Company had no convertible preferred stock issued and outstanding at June 30, 2016 and December 31, 2015.

8.	Warrants

In connection with the Hercules Term Loan (see Note 5, Debt), the Company issued a warrant to purchase 128,231 shares of Series C convertible preferred stock. The convertible preferred stock warrant was recorded as a liability and is adjusted to fair value at each balance sheet date, with the change in fair value being recorded as a component of other income (expense), net in the condensed consolidated statements of operations. Upon issuance, the fair value of the warrant was estimated to be $158 thousand.  During the three and six months ended June 30, 2015, the Company recorded a loss of $15 thousand and a gain of $51 thousand related to the change in fair value of preferred stock warrant liability.

The Company used Black-Scholes option-pricing model to estimate the fair value of the convertible preferred stock with the following assumptions:

June 30, 2015
Series C Warrant:
Expected term (in years)	5.04
Expected volatility	30.0%
Risk-free interest rate	1.6%
Expected dividend yield	0%

Upon the closing of the Merger on July 23, 2015, all shares of Series C convertible preferred stock were converted into common stock, and the warrant to purchase Series C convertible preferred stock was converted into the warrant to purchase 128,231 shares of the Company’s common stock.  As a result, the fair value of the preferred stock warrant liability of $93 thousand was reclassified into additional paid-in capital.  At June 30, 2016 and December 31, 2015, the warrant had not been exercised and was still outstanding.

In connection with the Merger and the Private Placement, in July and August 2015, the Company issued warrants to purchase 198,760 shares of common stock at an exercise price of $5.00 per share to private placement agents as payment for services provided. These placement warrants are exercisable at any time at the option of the holder until the five year anniversary of its date of issuance.

The Company estimated the aggregate fair value of the placement warrants on the issuance date to be $316 thousand which was recorded in additional paid-in-capital as an offering cost against the total proceeds from the Private Placement.  The placement warrants were accounted for as equity awards.  At June 30, 2016 and December 31, 2015, the placement warrants had not been exercised and were still outstanding.

The fair value of the placement warrants were estimated at their grant dates using the Black-Scholes pricing model and the following weighted-average assumptions:

Upon Issuance
Preferred Stock Warrant:
Expected term (in years)	5.0
Expected volatility	31.8%
Risk-free interest rate	1.6%
Expected dividend yield	0%

9.	Stock-Based Compensation

A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at December 31, 2015	3,166,968	6,053,672	$2.13	7.6	$20,605
Granted (unaudited)	(794,496)	794,496	4.53
Exercised (unaudited)	—	(157,174)	0.70
Cancelled (unaudited)	211,454	(211,454)	4.27
Balance at June 30, 2016 (unaudited)	2,583,926	6,479,540	$2.39	7.4	$13,211
Vested and exercisable at June 30, 2016 (unaudited)		3,736,516	$1.38	6.4	$10,669
Vested and expected to vest at June 30, 2016 (unaudited)		6,228,743	$2.34	7.4	$12,950

The weighted-average grant date fair value of options granted to employees was $2.88 and $1.37 per share during the six months ended June 30, 2016 and 2015, respectively. The grant date fair value of options vested was $1.4 million and $61 thousand during six months ended June 30, 2016 and 2015, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

At June 30, 2016, total unrecognized compensation cost related to stock-based awards granted to employees, net of estimated forfeitures, was $5.7 million which is expected to be recognized over a weighted-average period of 3.1 years.

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

The fair value of employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Expected term (in years)	6.0	6.0
Expected volatility%	69.7%	52.3%
Risk-free interest rate%	1.3%	1.6%
Expected dividend yield%	0.0%	0.0%

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Research and development	$235	$25	$356	$48
Selling and marketing	14	5	38	10
General and administrative	440	44	851	90
Total stock-based compensation expense	$689	$74	$1,245	$148

During the three months and six months ended June 30, 2016 and 2015, there were no stock-based compensation expenses capitalized as a component of inventory or recognized in cost of revenue. Stock-based compensation relating to stock-based awards granted to consultants were insignificant during the three months and six months ended June 30, 2016 and 2015.

10.	Income Tax

Due to the current operating losses, the Company recorded zero income tax expense during the three and six months ended June 30, 2016 and 2015, respectively.  There was no change in the income tax provision during the three and six months ended June 30, 2016, as compared to the same periods during 2015.  The effective tax rate during the three and six months ended June 30, 2016, as compared to the same periods during 2015, remained the same at approximately 37%.  During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any foreign operations.

Due to the Company’s history of cumulative losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized.  Accordingly, the Company’s deferred tax assets, which includes net operating loss, or NOL, carryforwards and tax credits related primarily to research and development continue to be subject to a valuation allowance as of June 30, 2016.  The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $822 thousand and $742 thousand in unrecognized tax benefit at June 30, 2016 and December 31, 2015, respectively.  The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.  Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense.  During the six months ended June 30, 2016 and 2015, there were no accrued interest and penalties related to uncertain tax positions.

11.	Net Loss per Share

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Convertible preferred stock (if converted)	—	30,381,987	—	29,698,269
Options to purchase common stock	6,113,707	4,281,468	6,087,898	4,283,852
Preferred stock warrants (if converted)	—	128,231	—	128,231
Common stock warrants (if converted)	326,991	—	326,991	—

12.	Related Party Transactions

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

The Company evaluated subsequent events from June 30, 2016 to August 15, 2016, the date on which the consolidated financial statements were issued and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

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

Also as previously reported, immediately prior to the closing of the Merger, under the terms of a split-off agreement, or the Split-Off Agreement, and a general release agreement, we transferred all of our pre-Merger operating assets and liabilities to Acquisition Sub, or the Split-Off.

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

Basis of Presentation

The unaudited condensed consolidated financial statements of ViewRay for the three months and six months ended June 30, 2016 and 2015, contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these condensed consolidated financial statements. All such adjustments are of a normal recurring nature.

Company Overview

We design, manufacture and market MRIdian, the first and only MRI-guided radiation therapy system to simultaneously image and treat cancer patients. MRI is a broadly used imaging tool that has the ability to differentiate between types of soft tissue clearly, unlike X-ray or computed tomography, or CT, which are the most commonly used imaging technologies in radiation therapy today. MRIdian integrates MRI technology, radiation delivery and our proprietary software to locate, target and track the location and shape of soft-tissue tumors while radiation is delivered. These capabilities allow MRIdian to accurately deliver radiation to the tumor while reducing the amount delivered to healthy tissue, as compared to other radiation therapy treatments today. We believe this leads to improved patient outcomes and reduced side effects from off-target radiation delivery.

We received initial 510(k) marketing clearance from the FDA for our treatment planning and delivery software in January 2011 and for MRIdian in May 2012. We also received permission to affix the Conformité Européene, or CE, mark to MRIdian in November 2014, allowing MRIdian to be sold within the European Economic Area.

MRIdian is a radiation therapy solution that enables treatment and real-time imaging of a patient’s anatomy simultaneously. The high-quality images that it generates differentiate the targeted tumor, surrounding soft tissue and nearby critical organs. MRIdian also records the level of radiation dose that the treatment area has received, enabling physicians to adapt the prescription between treatments as needed. We believe this improved visualization and accurate dose recording will enable better treatment, improve patient outcomes and reduce side effects. Key benefits to users and patients include improved imaging and patient alignment, on-table adaptive treatment planning, motion management and an accurate recording of the delivered radiation dose. Physicians have already used MRIdian to treat a broad spectrum of radiation therapy patients with more than 45 different types of cancer, as well as patients for whom radiation therapy was previously not an option.

At June 30, 2016, patients have received radiation treatment on MRIdian systems at six cancer centers located at Washington University in St. Louis; University of California, Los Angeles; University of Wisconsin—Madison; Sylvester Comprehensive Cancer Center at the University of Miami; Seoul National University in South Korea; and VU University Medical Center in Amsterdam.

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

We generated product and service revenue of $0.3 and $0.2 million, and had net losses of $12.1 million and $12.2 million during the three months ended June 30, 2016 and 2015, respectively. We generated product and service revenue of $5.8 million and $0.5 million, and had net losses of $25.5 million and $20.6 million during the six months ended June 30, 2016 and 2015, respectively.  At June 30, 2016, we had 18 signed orders representing a backlog value of $100.7 million.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	add personnel to support our product development and commercialization efforts;
•	continue our research and development efforts;
•	seek regulatory approval for MRIdian in certain foreign countries;
•	seek regulatory approval for MRIdian linac technology in the U.S. and in foreign countries; and
•	operate as a public company.

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

During the six months ended June 30, 2016, we received five new orders for MRIdian systems, totaling $28.3 million, and had one cancellation. At June 30, 2016, we had 18 signed sales contracts for MRIdian systems in backlog with a total value of $100.7 million.

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

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacture and installation of MRIdian systems, as well as medical device excise tax and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or market inventory, or LCM, adjustments if the carrying value of the inventory is greater than its net realizable value. For strategic reasons, we initially sold our MRIdian systems prior to December 31, 2015 at prices lower than our projected costs to manufacture and install. As we accumulated materials, installation and other costs for these systems, we regularly assessed the carrying value of the related inventory value and recorded charges, or LCM adjustments, to reduce inventory to the lower of cost and net realizable value. The remaining realizable value of inventory was charged to product cost of revenue as those initial sites were completed and accepted.  For the six months ended June 30, 2016, costs exceeded revenue, resulting in LCM charges of $235 thousand as compared to $308 thousand for the six months ended June 30, 2015.

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

Operating Expenses

Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel. Other significant research and development costs arise from third-party consulting services, laboratory supplies, research materials, medical equipment, computer equipment and licensed technology, and related depreciation and amortization. We expense research and development expenses as incurred. As we continue to invest in improving MRIdian and developing new technologies, we expect our research and development expenses to increase.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation and related costs for our direct sales force, sales management, and marketing and customer support personnel, and include stock-based compensation, employee benefits and travel expenses. Selling and marketing expenses also include costs related to trade shows and marketing programs. We expense selling and marketing costs as incurred. We expect selling and marketing expenses to increase in future periods as we expand our sales force and our marketing and customer support organizations and increase our participation in trade shows and marketing programs.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related costs for our operations, finance, human resources, regulatory, and other administrative personnel, and include stock-based compensation, employee benefits and travel expenses. In addition, general and administrative expenses include third-party consulting, legal, audit, accounting services, quality and regulatory functions and facilities costs, and gain or loss on the disposal of property and equipment. We expect our general and administrative expenses to increase as our business grows and as we invest in the development of our MRIdian linac technology.

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

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Revenue:
Product	$—	$—	$5,240	$99
Service	299	182	515	363
Total revenue	299	182	5,755	462
Cost of revenue:
Product	139	391	6,066	545
Service	724	442	1,325	1,065
Total cost of revenue	863	833	7,391	1,610
Gross margin	(564)	(651)	(1,636)	(1,148)
Operating expenses:
Research and development	2,964	2,258	6,363	4,506
Selling and marketing	1,402	1,227	2,681	2,191
General and administrative	5,788	7,174	12,108	11,497
Total operating expenses:	10,154	10,659	21,152	18,194
Loss from operations	(10,718)	(11,310)	(22,788)	(19,342)
Interest income	—	—	1	1
Interest expense	(1,377)	(839)	(2,459)	(1,323)
Other income (expense), net	(20)	(25)	(237)	35
Loss before provision for income taxes	(12,115)	(12,174)	(25,483)	(20,629)
Provision for income taxes	—	—	—	—
Net loss	$(12,115)	$(12,174)	$(25,483)	$(20,629)

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Product	$—	$—	$—
Service	299	182	117
Total revenue	$299	$182	$117

Total revenue during the three months ended June 30, 2016 increased $117 thousand compared to the three months ended June 30, 2015. The increase was due to service revenue at six customer sites during the three months ended June 30, 2016 as compared to only three customer sites during the three months ended June 30, 2015.

Cost of Revenue

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Product	$139	$391	$(252)
Service	724	442	282
Total cost of revenue	$863	$833	$30

Product Cost of Revenue. Product cost of revenue decreased $252 thousand during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to the LCM adjustment of $308 thousand recorded during the second quarter of

2015.  Product cost of revenue of $139 thousand during the three months ended June 30, 2016 primarily represents inventory LCM adjustments and warehousing costs.

Service Cost of Revenue. Service cost of revenue increased $282 thousand during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to service cost at six customer sites in 2016 as compared to only three customer sites in 2015.

Operating Expenses

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Research and development	$2,964	$2,258	$706
Selling and marketing	1,402	$1,227	175
General and administrative	5,788	$7,174	(1,386)
Total operating expenses	$10,154	$10,659	$(505)

Research and Development. Research and development expenses during the three months ended June 30, 2016 increased $0.7 million, compared to the three months ended June 30, 2015. This increase was primarily attributable to a $1.1 million increase in personnel expense, specifically related to salaries, bonus and stock options, offset by $0.5 million decrease in consulting and contract labor as a result of the conversion of some contractors to employee status.

Selling and Marketing. Selling and marketing expenses during the three months ended June 30, 2016 increased $0.2 million, compared to the three months ended June 30, 2015.  This increase was primarily attributable to a $0.2 million increase in consulting fees related to tradeshow preparation and media presentation during the three months ended June 30, 2016.

General and Administrative. General and administrative expenses during the three months ended June 30, 2016 decreased $1.4 million, compared to the three months ended June 30, 2015. This decrease was primarily attributable to a write-off of deferred offering cost of $2.9 million in 2015, offset by $0.7 million increase for insurance and other public company related expenses, $0.6 million increase in personnel costs due to stock options granted and headcount increase from 45 employees to 50 employees, as well as $0.1 million increase in depreciation in 2016.

Interest Expense

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Interest expense	$(1,377)	$(839)	$(538)

Interest expense increased $0.5 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to the higher loan balance due to the additional $15.0 million draw down in May 2016 as well as the higher effective interest rate in 2016.

Other Income (Expense), Net

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Other income (expense), net	$(20)	$(25)	$5

Other income (expense), net decreased $5 thousand during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenue

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Product	$5,240	$99	$5,141
Service	515	363	152
Total revenue	$5,755	$462	$5,293

Total revenue during the six months ended June 30, 2016 increased $5.3 million compared to the six months ended June 30, 2015. The increase was primarily due to revenue on one MRIdian system installed during the six months ended June 30, 2016 compared to selling only components during the six months ended June 30, 2015.

Product Revenue. Product revenue during the six months ended June 30, 2016 increased $5.1 million compared to the six months ended June 30, 2015. The increase was primarily due to $5.2 million of MRIdian system revenue recognized during the six months ended June 30, 2016 related to MRIdian system installation at VU University Medical Center in Amsterdam compared to $0.1 million related to delivery of certain components to customers during the six months ended June 30, 2015.

Service Revenue. Service revenue increased $152 thousand during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to us providing service at six customer sites in 2016 as compared to only three customer sites in 2015.

Cost of Revenue

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Product	$6,066	$545	$5,521
Service	1,325	1,065	260
Total cost of revenue	$7,391	$1,610	$5,781

Product Cost of Revenue. Product cost of revenue increased $5.5 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to the cost of installation of a MRIdian system at VU University Medical Cancer Center in Amsterdam.

Service Cost of Revenue. Service cost of revenue increased $260 thousand during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to service revenue at six customer sites in 2016 as compared to only three customer sites in 2015.

Operating Expenses

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Research and development	$6,363	$4,506	$1,857
Selling and marketing	2,681	2,191	490
General and administrative	12,108	11,497	611
Total operating expenses	$21,152	$18,194	$2,958

Research and Development. Research and development expenses during the six months ended June 30, 2016 increased $1.9 million, compared to the six months ended June 30, 2015. This increase was primarily attributable to a $1.6 million increase in personnel expense, specifically related to salaries, bonus and stock options.  This increase was offset by a decrease of $0.4 million in consulting and contract labor as a result of the conversion of some contractors to employee status.

Selling and Marketing. Selling and marketing expenses during the six months ended June 30, 2016 increased $0.5 million, compared to the six months ended June 30, 2015.  This increase was primarily attributable to a $0.5 million increase in consulting fees related to engaging more consulting services for tradeshow preparation, media presentation and other marketing activities during the six months ended June 30, 2016.

General and Administrative. General and administrative expenses during the six months ended June 30, 2016 increased $0.6 million, compared to the six months ended June 30, 2015. This increase was primarily attributable to a write-off of deferred offering cost of $2.9 million, offset by $2.0 million increase in personnel expense due to stock-based compensation and higher headcount, from 45 to 50 employees, $0.8 million increase in public company costs, $0.4 million increase in insurance costs and $0.3 million increase in legal expenses.

Interest Expense

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Interest expense	$(2,459)	$(1,323)	$(1,136)

Interest expense increased $1.1 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due to the higher loan balance from the additional draw down in May 2016 as well as the higher effective interest rate in 2016.

Other Income (Expense), Net

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Other income (expense), net	$(237)	$35	$(272)

Other income (expense), net changed from an income of $35 thousand during the six months ended June 30, 2015 to an expense of $237 thousand during the six months ended June 30, 2016 primarily due to foreign exchange loss incurred in 2016 related to customers’ deposits denominated in the Euro.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the six months ended June 30, 2016 and 2015, we had net losses of $25.5 million and $20.6 million, respectively. At June 30, 2016, and December 31, 2015 we had an accumulated deficit of $222.5 million and $197.0 million, respectively.

At June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $9.4 million and $20.7 million, respectively. To date, we have financed our operations principally through private placements of ViewRay’s common stock, private placements of ViewRay’s convertible preferred stock, issuances of convertible promissory notes, issuances of term loans and receipts of customer deposits for new orders and payments from customers for systems installed. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and/or public or private debt.  In April 2016, we notified CRG of our intent to borrow the additional $15.0 million in funds which we received in May 2016.  We expect that our existing cash and cash equivalents, together with cash receipts from sales of MRIdian systems, the additional $5.0 million draw down from the CRG Term Loan and the plan to raise additional financing from various sources from time to time will enable us to conduct our planned operations for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2016	2015
	(unaudited)
Cash used in operating activities	$(20,570)	$(20,286)
Cash used in investing activities	(5,760)	(637)
Cash provided by financing activities	15,092	27,492

Operating Activities

We have historically experienced negative cash outflows as we developed MRIdian systems, MRIdian linac technology and expanded our business. Our primary source of cash flow from operating activities is cash receipts from customers including sales of MRIdian systems and, to a lesser extent, by up-front payments from customers. Our primary uses of cash from operating activities are amounts due to vendors for purchased components and employee-related expenditures.

During the six months ended June 30, 2016, operating activities used $20.6 million in cash as a result of our net loss of $25.5 million, offset by a $1.5 million net change in our operating assets and liabilities and aggregate non-cash charges of $3.4 million. The net change in our operating assets and liabilities was primarily a result of an increase in customer deposits and deferred revenue, accounts payable, deferred cost on shipped components, deposits on purchased inventory and accrued expenses and other long term liabilities, offset by the purchase of inventories and accounts receivable.  Customer deposits and deferred revenue increased $2.2 million during the six months ended June 30, 2016 due to five new sales contracts.  The increase in accounts payable of $1.1 million was the result of timing of payments.  Deferred cost decreased $1.2 million due primarily to revenue recognized for VU University Medical Center in 2016.  Deposits on purchased inventory decreased $1.1 million as a result of the timing of placing orders to vendors.  Accrued expenses and other long term liabilities decreased $0.7 million due primarily to the timing of invoice receipts for services, inventory, and assets purchased.  These decreases were offset by an increase of $3.9 million of inventory purchase and prepayments in anticipation of upcoming shipments and installations of MRIdian systems as well as a $0.9 million increase in accounts receivable.  Non-cash charges primarily included $1.2 million in stock-based compensation, $1.1 million in amortization of debt discount and accrued interest related to the CRG Term Loan, $0.9 million in depreciation and amortization and $0.2 million inventory LCM adjustments related to the reduction of the carrying value of inventory to its net realizable value.

During the six months ended June 30, 2015, operating activities used $20.3 million in cash, primarily as a result of our net loss of $20.6 million and $3.7 million net change in our operating assets and liabilities offset by aggregate non-cash charges of $4.0 million.  The net change in our operating assets and liabilities was primarily the result of higher customer deposits and deferred revenue balances, offset by higher deferred costs and purchases of inventory, and decreases in accounts payable, accrued expenses and other long-term liabilities.  The decrease in accounts payable of $3.0 million was the result of the timing of payments.  These changes were offset by a $1.8 million increase in inventory and deposits on purchased inventory.  Customer deposits and deferred revenue increased $4.5 million during the six months ended June 30, 2015 primarily due to new sales contracts.  Non-cash charges primarily included $0.6 million for depreciation and amortization, $0.3 million inventory lower of cost or market charges related to installation currently in process, $0.1 million for stock-based compensation and $0.1 million for amortization of debt discount and accrued interest related to our debt incurred in December 2013, which was partially offset by a $51 thousand change in the fair value of convertible preferred stock warrant liability.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2016 of $5.8 million primarily resulted from capital expenditures to purchase property and equipment.  We increased our capital expenditures during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to research and development efforts for our MRIdian linac technology.

Cash used in investing activities during the six months ended June 30, 2015 of $0.6 million primarily resulted from capital expenditures of $1.1 million to purchase property and equipment, offset by decrease in restricted cash balance of $0.5 million.

Financing Activities

In June 2015, we entered the CRG Term Loan for up to $50.0 million, of which $30.0 million was made available to us upon closing with the remaining $20.0 million to be available on or before June 26, 2016 upon meeting certain milestones.  We drew down the first $30.0 million on the closing date in June 2015.  In March, 2016, the CRG Term Loan was amended such that, with regard to the conditions for borrowing the remaining $20.0 million available under the CRG Term Loan, we may, at our election, draw down (i) an amount of either $10.0 million or $15.0 million in up to two advances upon achievement of a minimum of $15.0 million aggregate product and service revenue during any consecutive 12 month period ending on or before March 31, 2016 and (ii) an additional $5.0 million (or $10.0 million, if the previous draw made was only in an amount of $10.0 million) upon achievement of a minimum of $25.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before December 31, 2016 and upon execution of the first sales contract of the MRIdian linac technology.  At March 31, 2016, we achieved the minimum $15.0 million gross revenue during any consecutive twelve month period requirement which made the first $15.0 million of the remaining $20.0 million credit facility immediately available for draw down. We borrowed the additional $15.0 million in May 2016.

The Term Loan has a maturity date of June 26, 2020 (i.e., 5 years) and bears cash interest at a rate of 12.5% per annum to be paid quarterly during the first three years, or the interest-payment-only period. The interest-payment-only period can be extended for another year until June 26, 2019 if we complete an underwritten public offering of our common stock on a nationally recognized securities exchange that raises a minimum of $40.0 million in net cash proceeds with a minimum of $120.0 million post money valuation on or before June 26, 2018. During the interest-payment-only period, we have the option to elect to pay only 8.0% of the 12.5% per annum interest in cash, and the remaining 4.5% of the 12.5% per annum interest as compounded interest, or deferred payment in-kind interest, added to the aggregate principal amount of the CRG Term Loan. Principal payment and any deferred payment in-kind interest will be paid quarterly in equal installments following the end of the interest-payment-only period through the maturity date.

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

During the six months ended June 30, 2016, financing activities provided $15.1 million in cash primarily from the net proceeds of $15.0 million related to the additional CRG draw down and $0.1 million from the exercise of stock options.

During the six months ended June 30, 2015, we entered into the CRG Term Loan and received $27.5 million.  In addition, we received net proceeds of $15.7 million related to the issuance of ViewRay’s Series C convertible preferred stock, which was partially offset by $15.0 million of payment to the Hercules term loan and $0.6 million payment of costs related to the initial public offering.

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

There have been no significant changes to our accounting policies during the six months ended June 30, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 28, 2016. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Stock-Based Compensation

Stock-based compensation expense is measured and recognized in the condensed consolidated financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized, net of forfeitures, over the requisite service periods of the awards, which is generally four years. At June 30, 2016, total unrecognized compensation cost related to stock-based awards granted to employees, net of estimated forfeitures, was $5.7 million which is expected to be recognized over a weighted-average period of 3.1 years.

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

Upon the closing of the Merger on July 23, 2015, all shares of Series C convertible preferred stock were converted into common stock, and the warrant to purchase Series C convertible preferred stock was converted into the warrant to purchase 128,231 shares of our common stock. Fair value of these warrants at the closing date were reclassified into additional paid-in capital, and we no longer recorded changes in fair value adjustment to the converted common stock warrants.

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

Inventory Valuation

Inventory consists primarily of purchased components for assembling MRIdian systems and other direct costs associated with MRIdian system installation. Inventory is stated at the lower of cost (on a weighted-average basis) or market value. When the net realizable value of the inventory is lower than related costs, we reduce the carrying value of the inventory for the difference while recording a corresponding charge to cost of product revenues. The assumptions we used in estimating the net realizable value of the inventory primarily include the total cost to complete the applicable MRIdian system. We recorded inventory lower of cost and market adjustments of $235 thousand and $308 thousand during the six months ended June 30, 2016 and 2015, respectively.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, establish a valuation allowance. At June 30, 2016 and December 31, 2015, we have a full valuation allowance set up for our net deferred tax assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Strategy

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. These factors may raise substantial doubt about our ability to continue as a going concern.

We have historically incurred substantial net losses, including net losses of $25.5 million and $20.6 million during the six months ended June 30, 2016 and 2015, respectively.  We expect our net losses to continue as a result of ongoing investments in product development and expansion of our commercial operations, including increased manufacturing, and sales and marketing. These net losses have had, and will continue to have, a negative impact on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability could harm our business, financial condition, results of operations and cash flows.

Further, the net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance quarter-to-quarter and year-to-year, due to factors including the timing of product approval, commercial ramp, clinical trials, any litigation that we may file or that may be filed against us, the execution of collaboration, licensing or other agreements and the timing of any payments we make or receive thereunder. These factors may raise substantial doubt about our ability to continue as a going concern.

If clinicians do not widely adopt MRI-guided radiation therapy or MRIdian fails to achieve and sustain sufficient market acceptance, we will not generate sufficient revenue and our growth prospects, financial condition and results of operations could be harmed.

Our MRI-guided radiation therapy system, MRIdian, may never gain significant acceptance in the marketplace and, therefore, may never generate substantial revenue or allow us to achieve or maintain profitability. Widespread adoption of MRI-guided radiation therapy depends on many factors, including acceptance by clinicians that MRI-guided radiation therapy is clinically-effective and cost-effective in treating a wide range of cancers, demand by patients for such treatment, successful education of clinicians on the various aspects of this therapeutic approach and coverage and adequate reimbursement for procedures performed using MRI-guided radiation therapy. If we are not successful in conveying to clinicians and hospitals that MRI-guided radiation therapy provides equivalent or superior radiation therapy compared to existing technologies, we may experience reluctance or refusal on the part of clinicians and hospitals to order, and third-party payors to pay for performing, a treatment in which MRIdian is utilized. Our ability to achieve commercial market acceptance for MRIdian or any other future products also depends on the strength of our sales, marketing and distribution organizations. In addition, our expectations regarding clinical benefits and cost savings from using MRIdian may not be accurate. These hurdles may make it difficult to demonstrate to physicians, hospitals and other healthcare providers that MRIdian is an appropriate option for radiation therapy, may be superior to available radiation therapy systems and may be more cost-effective than alternative technologies.

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

We rely solely on the commercialization of MRIdian to generate revenue. We have installed only six systems which are currently treating patients. During the six months ended June 30, 2016, we recognized revenue of $5.8 million from one installed MRIdian system at VU University Medical Center in Amsterdam as well as service revenue at certain customer sites. In order to successfully commercialize MRIdian, we will need to continue to expand our marketing efforts to develop new relationships and expand existing relationships with customers, to receive clearance or approval for MRIdian in additional countries, to achieve and maintain compliance with all applicable regulatory requirements and to develop and commercialize new features for MRIdian. We cannot assure you that we will be able to achieve or maintain profitability. If we fail to successfully commercialize MRIdian, we may never receive a return on the substantial investments in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance that we have made, as well as further investments we intend to make, which may cause us to fail to generate revenue and gain economies of scale from such investments.

In addition, potential customers may decide not to purchase MRIdian, or our customers may decide to cancel orders due to changes in treatment offerings, research and product development plans, difficulties in obtaining coverage or reimbursement for MRI-guided radiation therapy treatment, complications with facility build-outs, utilization of MRI-guided radiation therapy or other cancer treatment methods developed by other parties, lack of financing or the inability to obtain or delay in obtaining a certificate of need from state regulatory agencies or zoning restrictions.

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

Our success depends on the market’s confidence that MRIdian can provide reliable, high-quality MRI-guided radiation therapy. There are only six MRIdian systems being used in commercial practice, and therefore we have very few statistics regarding the efficacy or reliability of MRIdian. We believe that our customers are likely to be particularly sensitive to product defects and errors, including functional downtime that limits the number of patients that can be treated using the system or a failure that is costly to repair. For example, in January 2014, we initiated a correction of the system at Washington University in St. Louis due to a defect we identified in an advanced software feature in the treatment planning system of MRIdian. We promptly updated our software to resolve this defect and notified the U.S. Food and Drug Administration, or FDA, of this correction. We cannot assure that similar product defects or other errors will not occur in the future. This could also include the mistreatment of a patient with MRIdian caused by human error on the part of MRIdian’s operators or prescribing physicians or as a result of a machine malfunction. We may be subject to regulatory enforcement action or legal claims arising from any defects or errors that may occur. Any failure of MRIdian to perform as expected could harm our reputation, business and results of operations.

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

In addition, our customers are technologically well informed and at times have specific demands or requests for additional functionality. If we are unable to meet those demands through the development of new features for MRIdian or future products, or those new features or products do not function at the level that our customers expect, or we are unable to increase throughput as expected or we are unable to obtain regulatory clearance or approval of those new features or products, where applicable, our reputation, business and results of operations could be harmed.

The safety and efficacy of MRIdian for certain uses is not currently supported by long-term clinical data, and MRIdian may therefore be less safe and effective than initially anticipated.

MRIdian has received premarket clearance by the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FDCA. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. This process is typically shorter and generally requires the submission of less supporting documentation than the FDA’s premarket approval process and does not always require long-term clinical studies. Additionally, to date, we have not been required to complete long-term clinical studies in connection with the sale of MRIdian outside the United States. As a result, we currently lack the breadth of published long-term clinical data supporting the efficacy of MRIdian and the benefits it offers that might have been generated in connection with other approval processes. In addition, because MRIdian has only been on the market since 2013, we have limited complication or patient survival rate data with respect to treatment using the system. If future patient studies or clinical testing do not support our belief that MRIdian offers a more advantageous treatment for a wide variety of cancer types, market acceptance of the system could fail to increase or could decrease and our business could be harmed.  Furthermore, we have not submitted the MRIdian linac technology for premarket clearance by the FDA under Section 510(k) of the FDCA. The FDA could request additional clinical data on safety or efficacy that could delay our obtaining regulatory clearances in a timely manner. A delay of this kind could negatively impact our ability to market and sell MRIdian systems in general.

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

We have limited experience in marketing and selling MRIdian. We have only been selling MRIdian since 2013, have only six MRIdian systems installed and treating patients, and have only treated patients since early 2014. In addition, MRIdian is a new technology in the radiation therapy systems sector and our future sales will largely depend on our ability to increase our marketing efforts and adequately address our customers’ needs. We believe it is necessary to maintain a sales force that includes sales representatives with specific technical backgrounds that can support our customers’ needs. We will also need to attract and develop sales and marketing personnel with industry expertise. Competition for such employees is intense and we may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of MRIdian and we may never generate sufficient revenue to achieve or sustain profitability.

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

Given that a significant portion of the purchase price for MRIdian will generally be recognized as revenue in a single reporting period, we expect a small number of contracts in any given reporting period to account for a substantial portion of our revenue in any such period, and we expect this trend to continue. Any decrease in revenue from these contracts could harm our operating results. Accordingly, our revenue and results of operations may vary from period to period. We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. If one or more of our customers at any given time were either to terminate their contracts with us, cease doing business with us or to fail to pay us on a timely basis, our business, financial condition and results of operations could be harmed.

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

A significant portion of our backlog is composed of international sales, and we expect a significant amount of our revenue to come from international sales. We depend on a number of distributors for sales in these international markets. We cannot control the efforts and resources our third-party distributors will devote to marketing MRIdian. Our distributors may not be able to successfully market and sell MRIdian and may not devote sufficient time and resources to support the marketing and selling efforts that enable the product to develop, achieve or sustain market acceptance. In some jurisdictions, we rely on our distributors to manage the regulatory process, and we are dependent on their ability to do so effectively. In addition, if a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train such distributor’s personnel to market MRIdian, and our ability to sell and service MRIdian in the region formerly serviced by such terminated distributor could be harmed. Any of our distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. Any of these factors could reduce our revenue from affected international markets, increase our costs in those markets or damage our reputation. In addition, if we are unable to attract additional international distributors, our international revenue may not grow.

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

In the United States, hospitals and other healthcare providers who purchase MRIdian generally rely on third-party payors to reimburse all or part of the costs and fees associated with the treatments performed with our system. Accordingly, sales of MRIdian depend, in part, on whether coverage and adequate reimbursement for standard planning methodologies are available to our customers from third-party payors, such as government healthcare insurance programs, including the Medicare and Medicaid programs, private insurance plans, health maintenance organizations and preferred provider organizations. In general, third-party payors in the United States have become increasingly cost-conscious, which has limited coverage for, and reimbursement of, certain procedures such as MRI-guided radiation therapy. Third-party payors have also increased utilization controls related to the use of products such as ours by healthcare providers.

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

Based on our current business plan, we believe that our existing cash and cash equivalents, together with cash receipts from sales of MRIdian systems, the additional available draw down from the CRG Term Loan and the plan to raise additional capital from various sources from time to time, will enable us to conduct our planned operations for at least the next 12 months. At March 31, 2016, we achieved the minimum $15.0 million gross revenue during any consecutive 12 month period requirement which made the first $15.0 million of the $20.0 million that remained available after our initial draw down immediately available for draw down.  We drew down and received $15.0 million in May 2016.  An additional $5.0 million is available for draw down at our option upon achieving a minimum of $25.0 million aggregate product and service revenue during any consecutive 12 month period ending on or before December 31, 2016 and upon execution of the first sales contract of our second generation product.  If our available cash balances, net proceeds from the Private Placement and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for MRIdian as a result of lower than currently expected rates of reimbursement from commercial third-party payors and government payors or due to other risks described herein, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

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

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued could also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to certain components contained within MRIdian, or grant licenses on terms that are not favorable to us.

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

At June 30, 2016, we had $45.0 million in outstanding debt to CRG.  Borrowings under our loan and security agreement with CRG are secured by substantially all of our personal property, including our intellectual property. Our loan and security agreement restricts our ability to, among other things:

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

The results of the United Kingdom’s referendum on withdrawal from the European Union, or Brexit, may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum.  The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process.  Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal.  The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.  These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.

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

We hold the exclusive worldwide license for certain patents and applications covering our combination of MRI and radiation therapy technologies. Specifically, we hold a license to three issued U.S. patents, 15 issued foreign patents (eight of which were issued in Great Britain, Germany, France and the Netherlands as a result of two applications filed and allowed through the European Patent Office), one pending U.S. application and four pending foreign applications as of August 1, 2016. We own an additional 11 issued U.S. patents, 11 issued foreign patents, 23 pending U.S. applications (four of which are allowed) and 85 pending foreign applications (five of which are allowed) as of August 1, 2016. Assuming all required fees are paid, individual patents or patent applications owned or licensed by us will expire between 2025 and 2037. We also have a joint ownership interest with Case Western Reserve University in one issued patent and one U.S. application. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect MRIdian, any additional features we develop for MRIdian or any new products. Other parties may have developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. The patent positions of medical device companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. U.S. patents and patent applications may also be subject to supplemental examination or contested post-grant proceedings such as inter partes review, reexamination, interference or derivation proceedings before the U.S. Patent and Trademark Office and challenges in district court. Patents may be subjected to opposition, post-grant review or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent right sought by us, which in turn could affect our ability to commercialize MRIdian.

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

In order to sell MRIdian in member countries of the European Economic Area, or EEA, MRIdian must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE mark to MRIdian, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the EU Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the EEA to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

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

Sales of our devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling MRIdian or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. We have applied for and received regulatory approval in Europe, the United Arab Emirates, Taiwan, Korea, Japan and Italy, where regulatory approval is required in addition to the CE mark, and are seeking regulatory approval to market MRIdian in China. We currently have orders to deliver MRIdian to customers in the United States, Taiwan, China, Korea, Italy and the United Arab Emirates, which we include in our backlog due to the status of each sales order and our regulatory approval processes in these countries. Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we plan to market MRIdian or that we will be able to do so on a timely basis. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations or approvals may significantly differ from FDA requirements. If we modify MRIdian, we or our distributors may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. If we or our distributors are unable to maintain our authorizations in a particular country, we will no longer be able to sell MRIdian in that country, which could harm our business.

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

If our existing stockholders or optionholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after any applicable legal restrictions on resale lapse, the price of our common stock could decline. The perception in the market that these sales may occur could also cause the price of our common stock to decline. At June 30, 2016, we have outstanding a total of 38,362,134 shares of common stock.

In addition, based on the number of shares subject to outstanding awards under our 2008 Stock Option and Incentive Plan, or 2008 Plan, the number of shares subject to outstanding awards or available for issuance under our 2015 Equity Incentive Award Plan, or 2015 Plan, and our 2015 Employee Stock Purchase Plan, or 2015 ESPP, at June 30, 2016, 4,101,890 shares, 2,377,650 shares and 667,670 shares, respectively, of common stock that are either subject to outstanding options, outstanding but subject to vesting or reserved for future issuance under the 2008 Plan, 2015 Plan and 2015 ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act, which includes, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act. The

2015 Plan contains provisions for the annual increase of the number of shares reserved for issuance under such plan. If the shares we may issue from time to time under the 2008 Plan, 2015 Plan or 2015 ESPP are sold, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

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

Based on the beneficial ownership of our common stock at June 30, 2016, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 82.0% of our common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

VIEWRAY, INC.

Dated: August 15, 2016	By:	/s/ Chris A. Raanes
	Name:	Chris A. Raanes
	Title:	Chief Executive Officer

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws.	S-1/A	3.2	12/16/15

4.1	Form of Registration Rights Agreement, by and among ViewRay, Inc. and certain investors named therein.	S-1/A	4.2	12/16/15

10.1	Separation Agreement, dated April 2, 2016, by and between ViewRay, Inc. and Michael Brandt.	Post-Effective Amendment No. 1 to S-1	10.12(b)	5/3/16

10.2	Offer Letter, dated May 31, 2016, to Ajay Bansal				X

10.3	Transition and Separation Agreement, dated as of June 8, 2016, by and between ViewRay Inc. and D. David Chandler.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101	Interactive Data Files of Financial Statements and Notes.				X

101.INS	Instant Document				X

101.SCH	XBRL Taxonomy Schema Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X