Form 10-Q
period 2016-09-30
ViewRay, Inc.
filed 2016-11-14
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, the registrant had 43,472,758 shares of common stock, $0.01 par value per share, outstanding.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	market acceptance of MRI-guided radiation therapy;
•	the benefits of MRI-guided radiation therapy;
•	our ability to successfully sell and market MRIdian in our existing and expanded geographies;
•	the performance of MRIdian in clinical settings;
•	competition from existing technologies or products or new technologies and products that may emerge;
•	the pricing and reimbursement of MRI-guided radiation therapy;
•	the implementation of our business model and strategic plans for our business and MRIdian;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering MRIdian;
•	our ability to obtain regulatory approval in targeted markets for MRIdian;
•	estimates of our future revenue, expenses, capital requirements and our need for additional financing;
•	our financial performance;
•	our expectations related to the MRIdian linear accelerator technology, or MRIdian Linac;
•	developments relating to our competitors and the healthcare industry; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIEWRAY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,607	$20,667
Accounts receivable	300	830
Inventory	10,398	8,073
Deposits on purchased inventory	4,913	3,936
Deferred cost of revenue	10,220	8,782
Prepaid expenses and other current assets	2,209	1,329
Total current assets	42,647	43,617
Property and equipment, net	11,908	7,306
Restricted cash	1,143	943
Intangible assets, net	102	200
Other assets	31	91
TOTAL ASSETS	$55,831	$52,157
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,679	$4,358
Accrued liabilities	5,618	5,413
Customer deposits	14,300	12,763
Deferred revenue, current portion	12,006	5,616
Total current liabilities	33,603	28,150
Long-term debt, net	44,213	29,016
Deferred revenue	3,656	345
Warrant liability	4,372	—
Other long-term liabilities	3,496	1,603
TOTAL LIABILITIES	89,340	59,114
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at September 30, 2016 and December 31, 2015; 43,354,677 and 38,204,960 shares issued and outstanding at September 30, 2016 and December 31, 2015	424	372
Preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	202,737	189,712
Accumulated deficit	(236,670)	(197,041)
TOTAL STOCKHOLDERS’ DEFICIT	(33,509)	(6,957)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$55,831	$52,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product	$—	$5,020	$5,240	$5,119
Service	298	56	813	419
Distribution rights	59	—	59	—
Grant	—	240	—	240
Total revenue	357	5,316	6,112	5,778
Cost of revenue:
Product	803	5,766	6,869	6,311
Service	380	325	1,705	1,390
Total cost of revenue	1,183	6,091	8,574	7,701
Gross margin	(826)	(775)	(2,462)	(1,923)
Operating expenses:
Research and development	2,654	2,902	9,017	7,408
Selling and marketing	1,570	1,124	4,251	3,315
General and administrative	5,829	4,282	17,937	15,779
Total operating expenses	10,053	8,308	31,205	26,502
Loss from operations	(10,879)	(9,083)	(33,667)	(28,425)
Interest income	1	—	2	1
Interest expense	(1,707)	(1,053)	(4,166)	(2,376)
Other income (expense), net	(1,561)	(124)	(1,798)	(89)
Loss before provision for income taxes	$(14,146)	$(10,260)	$(39,629)	$(30,889)
Provision for income taxes	—	—	—	—
Net loss	$(14,146)	$(10,260)	$(39,629)	$(30,889)
Net loss per share, basic and diluted	$(0.35)	$(0.35)	$(1.02)	$(2.96)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	40,156,851	29,157,069	38,915,156	10,433,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,629)	$(30,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,325	913
Stock-based compensation	2,199	531
Accretion on asset retirement obligation	26	—
Change in fair value of warrant liability	1,646	(45)
Loss on disposal of property and equipment	5	—
Inventory lower of cost or market adjustment	928	995
Write-off of deferred offering cost	—	2,920
Amortization of debt discount and interest accrual	1,806	573
Changes in operating assets and liabilities:
Accounts receivable	530	903
Inventory	(3,370)	(2,406)
Deposits on purchased inventory	(977)	(2,223)
Deferred cost of revenue	(1,438)	409
Prepaid expenses and other assets	(820)	(664)
Accounts payable	(2,645)	(6,048)
Notes payable	—	(240)
Accrued expenses and other long-term liabilities	1,106	392
Customer deposits and deferred revenue	11,238	3,574
Net cash used in operating activities	(28,070)	(31,305)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,672)	(2,906)
Purchase of intangibles and other assets	(12)	—
Change in restricted cash balance	(200)	500
Net cash used in investing activities	(6,884)	(2,406)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock, net of issuance cost	—	15,729
Proceeds from draw down of long-term debt, net of debt discount	14,982	27,381
Payments of long-term debt	—	(15,000)
Proceeds from 2016 private placement, gross	13,750	—
Payment of offering costs related to 2016 private placement	(222)	—
Proceeds from 2015 private placement, gross	—	29,447
Payment of offering costs related to 2015 private placement	—	(2,302)
Payment of offering costs related to initial public offering	—	(628)
Proceeds from the exercise of stock options	384	19
Net cash provided by financing activities	28,894	54,646
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,060)	20,935
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	20,667	11,129
CASH AND CASH EQUIVALENTS — END OF PERIOD	$14,607	$32,064
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,349	$1,711
Cash paid for taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment in accounts payable and accrued expenses	$169	$309
Transfer of property and equipment from inventory	$117	$—
Offering cost in accounts payable and accrued expenses	$308	$605

Fair value of common stock warrants issued to placement agents for service in 2015 private placement	$—	$316
Conversion of convertible preferred stock to common stock in connection with the Merger	$—	$160,839
Conversion of convertible preferred stock warrants into common stock warrants	$—	$93

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

On August 17, 2015, the Company completed the third and final closing of a private placement offering, or the 2015 Private Placement, through which it sold an aggregate of 5,884,504 shares of its common stock at a purchase price of $5.00 per share and raised a total of $26.3 million, net of offering costs.

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

On September 9, 2016, the Company completed the final closing of a private placement offering, or the 2016 Private Placement, through which it sold an aggregate of 4,602,506 shares of its common stock at a purchase price of $2.95 per share and warrants that provide the option holder the right to purchase 1,380,745 shares of common stock, or the 2016 Placement Warrants, at a price of $0.125 per share, and raised a total of $13.2 million, net of offering costs.

ViewRay, Inc. and its wholly-owned subsidiary ViewRay Technologies, Inc., designs, manufactures and markets MRIdian, the first and only MRI-guided radiation therapy system to image and treat cancer patients simultaneously.

Since inception, ViewRay Technologies, Inc. has devoted substantially all of its efforts towards research and development, initial selling and marketing activities, raising capital and preparing for the manufacturing and shipment of MRIdian systems. In May 2012, ViewRay Technologies, Inc. was granted clearance from the U.S. Food and Drug Administration, or FDA, to sell MRIdian. In November 2013, ViewRay Technologies, Inc. received its first clinical acceptance of a MRIdian at a customer site, and the first patient was treated with that system in January 2014. ViewRay Technologies, Inc. has had the right to affix the CE mark to MRIdian in the European Union, or EU, since November 2014.  In August 2016, the Company submitted an application for the MRIdian Linac 510(k) marketing clearance to the FDA and in September 2016, it received CE mark approval in the EU.

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time.  The Company’s principal sources of liquidity are cash flows from investment capital and available borrowings under its Term Loan agreement.  These have historically been sufficient to meet working capital needs, capital expenditures, and debt service obligations.  During the nine months ended September 30, 2016, the Company incurred a net loss from operations of $39.6 million and used cash from operations of $28.1 million.  The Company plans that it will have sufficient cash to continue as a going concern; however, these plans rely on certain underlying assumptions and estimates that may differ from actual results.  Such assumptions include the Company receiving FDA approval for and commercializing MRIdian Linac, which may broaden the Company’s addressable market, accelerate the Company’s sales cycle, accelerate backlog conversion time and improve gross margins.  The Company expects that its existing cash and cash equivalents, together with cash receipts from sales of MRIdian systems, the additional draw down from the CRG Term Loan and the plan to raise additional financing from various sources from time to time will enable the Company to conduct its planned operations for at least the next 12 months.

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015.

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 28, 2016, and have not changed significantly since such filing.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the Accounting Standards Codification 840, Leases. This ASU requires lessees to begin recognize all leases, with exception of short-term lease, as a lease liability on the balance sheet. Under this ASU, a lease is defined as a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset which is an asset that represents the lessee’s right to use, or control the use of, a specified asset during the lease term. The ASU also requires additional disclosures about the amount, timing and uncertainty of cash flow from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods therein.  Early adoption is permitted.  The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU No. 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be made prospectively as of the earliest date practicable. The amendments in ASU 2015-15 are effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

3.	Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)
Prototype	$6,405	$6,492
Machinery and equipment	6,148	7,128
Leasehold improvements	4,621	1,532
Furniture and fixtures	363	350
Software	960	832
Construction in progress	5,331	1,851
Property and equipment, gross	23,828	18,185
Less: accumulated depreciation and amortization	(11,920)	(10,879)
Property and equipment, net	$11,908	$7,306

Depreciation and amortization expense related to property and equipment were $451 thousand, $280 thousand during the three months ended September 30, 2016 and 2015, and $1.2 million and $788 thousand during the nine months ended September 30, 2016 and 2015, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)
License cost	$512	$500
Patents	104	104
Intangible assets, gross	$616	$604
Accumulated amortization	(514)	(404)
Intangible assets, net	$102	$200

Intangible amortization expense were $18 thousand, $42 thousand during the three months ended September 30, 2016 and 2015, and $110 thousand and $125 thousand during the nine months ended September 30, 2016 and 2015, respectively. Amortization of intangible assets was recorded in general and administrative expenses in the condensed consolidated statements of operations.

At September 30, 2016, the estimated future amortization expense of purchased intangible assets was as follows (in thousands):

Year Ending December 31,	Estimated Future Amortization Expense
(Unaudited)
The remainder of 2016	$5
2017	19
2018	19
2019	19
2020	19
2021	11
Thereafter	10
Total amortization expense	$102

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)
Accrued payroll and related benefits	$3,123	$1,938
Accrued accounts payable	1,199	1,880
Sales tax and medical device excise tax payable	96	219
Accrued legal, accounting and governance fees	783	857
Other	417	519
Total accrued liabilities	$5,618	$5,413

 Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)
Deferred revenue:
Product	$10,900	$5,050
Services	821	911
Distribution rights (see Note 7)	3,941	—
Total deferred revenue	15,662	5,961
Less: current portion of deferred revenue	(12,006)	(5,616)
Noncurrent portion of deferred revenue	$3,656	$345

4.	Fair Value of Financial Instruments

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at September 30, 2016 and December 31, 2015. Level 3 liabilities that are measured on a recurring basis consist of the convertible preferred stock warrant liability and the 2016 Placement Warrants liability. The convertible preferred stock warrant liability and 2016 Placement Warrants liabilities were valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 9).

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other income (expense), net in the condensed consolidated statements of operations. The Company recorded a loss of $6 thousand and a gain of $45 thousand related to the change in fair value of convertible preferred stock warrants for the three and nine months ended September 30, 2015. The convertible preferred stock warrants were converted into warrants to purchase the Company’s common stock upon the consummation of the Merger in July 2015. The aggregate fair value of these convertible preferred stock warrants upon the consummation of the Merger was $93 thousand which was reclassified from liabilities to additional paid-in-capital, and the Company no longer recorded change in fair value adjustments thereafter.  The Company recorded a loss of $1.6 million related to the change in fair value of the 2016 Placement Warrants for the three and nine months ended September 30, 2016.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At September 30, 2016
	Level 1	Level 2	Level 3	Total
		(Unaudited)
2016 Placement Warrants	$—	$—	$4,372	$4,372

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

Nine Months Ended September 30, 2016
(Unaudited)
Fair value, beginning of period	$—
Issuance of 2016 Placement Warrants	2,726
Change in fair value of Level 3 financial liabilities	1,646
Fair value, end of period	$4,372

5.	Debt

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

In connection with the issuance of the Hercules Term Loan, ViewRay Technologies, Inc. entered into a Warrant Agreement with Hercules to issue a fully-vested and exercisable warrant to purchase 128,231 shares of Series C convertible preferred stock with an exercise price of $5.84 per share. The warrant is exercisable any time before the later of 10 years from issuance or five years after an IPO. The warrant provides for anti-dilution rights on the Series C convertible preferred stock, which includes one-time down-round protection. The fair value of the warrant upon issuance of $158 thousand was recorded as convertible preferred stock warrant liability and a discount to the carrying value of the Hercules Term Loan. The fair value of the warrant at the time of issuance was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of two years, expected volatility of 30%, risk-free interest rate of 0.4% and expected dividend yield of 0%. The convertible preferred stock warrants were converted into warrants to purchase the Company’s common stock upon the consummation of the Merger in July 2015 as disclosed in Notes 1 and 4. The aggregate fair value of these warrants upon the closing of the Merger was $93 thousand which was reclassified from liabilities to additional paid-in-capital, and the Company no longer recorded change in fair value adjustments thereafter.

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

In March 2016, the Company and CRG executed an amendment to the original terms of the CRG Term Loan such that, with regard to the conditions for borrowing the remaining $20.0 million available under the CRG Term Loan, the Company may, at its election, draw down (i) an amount of either $10.0 million or $15.0 million in up to two advances upon achievement of a minimum of $15.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before March 31, 2016 and (ii) an additional $5.0 million (or $10.0 million, if the previous draw made was only in an amount of $10.0 million) upon achievement of a minimum of $25.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before December 31, 2016 and upon execution of the first sales contract of the Company’s second generation product.  The Company achieved the minimum of $15.0 million gross revenue requirement in March 2016 which made the first $15.0 million of the remaining $20.0 million credit facility immediately available for draw down.  In May 2016, the Company drew down the additional $15.0 million available amount.  At September 30, 2016, the Company had $45.0 million in outstanding debt to CRG.

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

Operating Leases

The Company leases office space in Oakwood Village, Ohio and Mountain View, California under non-cancellable operating leases. At September 30, 2016, the future minimum payments for the operating leases are as follows (in thousands):

Year Ending December 31,	Future Minimum Payments
The remainder of 2016	$283
2017	1,106
2018	963
2019	823
Total future minimum payments	$3,175

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. At September 30, 2016 and December 31, 2015, the Company was not involved in any material legal proceedings.

Purchase Commitments

At September 30, 2016 and December 31, 2015, the Company had no outstanding firm purchase commitments.

7.	Distribution Agreement

In December 2014, the Company entered into a distribution agreement with ltochu Corporation, or ltochu, a Japanese entity, pursuant to which the Company appointed ltochu as its exclusive distributor for the sale and delivery of the Company’s MRIdian products within Japan. In consideration of the exclusive distribution rights granted, ltochu agreed to pay a distribution fee of $4.0 million in three installments: (i) the first installment of $1.0 million was due upon execution of the distribution agreement; (ii) the second installment of $1.0 million was due within 10 business days following submission of the application for regulatory approval of the Company’s product to the Japan regulatory authority; and (iii) the final installment of $2.0 million was due within 10 business days following receipt of approval for the Company’s product from the Japanese Ministry of Health, Labor and Welfare. The distribution fee paid by ltochu was refundable if the Company failed to obtain the approval from the Japan regulatory authority before December 31, 2017. The first and second installments of $2.0 million in aggregate were received in December 2014 and December 2015, respectively, and were recorded as customer deposits in the accompanying condensed consolidated balance sheets at December 31, 2015.  In August 2016, the Company received the third and final $2.0 million installment upon the receipt of regulatory approval to market MRIdian in Japan. The entire $4.0 million distribution fee received was reclassified to deferred revenue as it was no longer refundable. The Company started recognizing distribution rights revenue on a straight-line basis over the remaining term of the exclusive distribution agreement of approximately 8.5 years. The distribution rights revenue was $59 thousand for the three and nine months September 30, 2016.

The exclusive distribution agreement has an initial term of 10 years from December 2014 and contains features customary in such distribution agreements. Under this distribution agreement, the Company will supply its products and services to ltochu based upon the Company’s then-current pricing. In conjunction with the distribution agreement, Itochu also purchased $5.2 million of Series C convertible preferred stock in December 2014 at a price of $5.84 per share and became a stockholder of the Company.  The Series C convertible preferred stock owned by Itochu was converted into common stock upon the consummation of the Merger in July 2015 as disclosed in Note 1.

8.	Convertible Preferred Stock

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

In July 2015, upon the closing of the Merger, all of ViewRay Technologies, Inc.’s 30,381,987 shares of outstanding convertible preferred stock were converted into the Company’s common stock at a 1:1 conversion rate.  As a result, the Company had no convertible preferred stock issued and outstanding at September 30, 2016 and December 31, 2015.

9.	Warrants

In connection with the Hercules Term Loan (see Note 5, Debt), the Company issued a warrant to purchase 128,231 shares of Series C convertible preferred stock. The convertible preferred stock warrant was recorded as a liability and is adjusted to fair value at each balance sheet date, with the change in fair value being recorded as a component of other income (expense), net in the condensed consolidated statements of operations. At issuance, the fair value of the warrant was estimated to be $158 thousand. During the three and nine months ended September 30, 2015, the Company recorded a loss of $6 thousand and a gain of $45 thousand related to the change in fair value of preferred stock warrant liability. The warrant to purchase Series C convertible preferred stock was converted into a warrant to purchase 128,231 shares of the Company’s common stock upon the consummation of the Merger in July 2015.  As a result, the fair value of the preferred stock warrant liability of $93 thousand was reclassified into additional paid-in capital. At September 30, 2016 and December 31, 2015, the warrant had not been exercised and was still outstanding.

The Company used the Black-Scholes option-pricing model to estimate the fair value of the convertible preferred stock with the following weighted-average assumptions:

Upon the closing of the Merger on July 23, 2015
Series C Warrant:
Expected term (in years)	5.0
Expected volatility	31.8%
Risk-free interest rate	1.7%
Expected dividend yield	0%

In connection with the Merger and the 2015 Private Placement, in July and August 2015, the Company issued the 2015 Private Placement warrants that provide the option holder the right to purchase 198,760 shares of common stock at an exercise price of $5.00 per share to private placement agents as payment for services provided. These 2015 Private Placement warrants are exercisable at any time at the option of the holder until the five year anniversary of its date of issuance.

The Company estimated the aggregate fair value of the 2015 Private Placement warrants on the issuance date to be $316 thousand which was recorded in additional paid-in-capital as an offering cost against the total proceeds from the 2015 Private Placement.  The 2015 Private Placement warrants were accounted for as equity awards.  At September 30, 2016 and December 31, 2015, no 2015 Private Placement warrants had been exercised and all remain outstanding.

The fair value of the 2015 Private Placement warrants was estimated at their grant dates =using the Black-Scholes pricing model and the following weighted-average assumptions:

Upon Issuance
Common Stock Warrant:
Expected term (in years)	5.0
Expected volatility	31.8%
Risk-free interest rate	1.6%
Expected dividend yield	0%

In connection with the 2016 Private Placement, in August and September 2016, the Company issued the 2016 Placement Warrants that provide the option holder the right to purchase 1,380,745 shares of common stock at an exercise price of $2.95 per share.  These 2016 Placement Warrants are exercisable at any time at the option of the holder until the seven year anniversary of its date of issuance. The 2016 Placement Warrants also contain protection whereby warrants will expire immediately prior to the consummation of a Change of Control and holders have the right to receive cash in the amount equal to the Black-Scholes value of warrants. A Change of Control is defined as (i) a merger or consolidation of the Company with another corporation, (ii) the sale, transfer or other disposal of substantially all of the assets or a majority of the Company’s outstanding shares of capital stock, (iii) a purchase or exchange offer accepted by the holders of a majority of the outstanding voting shares of the Company’s capital stock, or (iv) a “person” or “group,” as defined by Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended, is or will become the beneficial owner, directly or indirectly, of at least a majority of the voting power of the Company’s capital stock. The 2016 Placement Warrants were accounted for as a liability at the date of issuance and are adjusted to fair value at each balance sheet date, with the change in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations.

As separate classes of securities were issued in a bundled transaction, the gross proceeds from the 2016 Private Placement of $13.8 million was allocated first to the 2016 Placement Warrants based on its fair value upon issuance, and the residual was allocated to the common stock. The fair value upon issuance of $2.7 million for the 2016 Placement Warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected term of seven years, expected volatility of 61.6%, risk-free interest rate of 1.4% and expected dividend yield of 0%.

During the three and nine months ended September 30, 2016, the Company recorded a loss of $1.6 million related to the change in fair value of the 2016 Placement Warrants.  The fair value of the 2016 Placement Warrants of $4.4 million was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:

September 30, 2016
2016 Placement Warrant:
Expected term (in years)	6.9
Expected volatility	64.3%
Risk-free interest rate	1.4%
Expected dividend yield	0%

At September 30, 2016, the 2016 Placement Warrants had not been exercised and were still outstanding.

10.	Stock-Based Compensation

A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at December 31, 2015	3,166,968	6,053,672	$2.13	7.6	$20,605
Granted (unaudited)	(1,127,703)	1,127,703	4.25
Exercised (unaudited)	—	(547,211)	0.70
Cancelled (unaudited)	293,284	(293,284)	4.39
RSUs granted (unaudited)	(112,578)	—	—
Balance at September 30, 2016 (unaudited)	2,219,971	6,340,880	$2.53	7.4	$13,726
Vested and exercisable at September 30, 2016 (unaudited)		3,574,359	$1.52	6.4	$11,091
Vested and expected to vest at September 30, 2016 (unaudited)		6,090,787	$2.48	7.4	$13,461

The weighted-average grant date fair value of options granted to employees was $2.42 and $3.13 per share during the nine months ended September 30, 2016 and 2015, respectively. The grant date fair value of options vested was $1.9 million and $390 thousand during nine months ended September 30, 2016 and 2015, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

At September 30, 2016, total unrecognized compensation cost related to stock-based awards granted to employees, net of estimated forfeitures, was $5.5 million which is expected to be recognized over a weighted-average period of 3.0 years.

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

The fair value of employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Expected term (in years)	6.0	6.0
Expected volatility%	59.9%	68.7%
Risk-free interest rate%	1.3%	1.8%
Expected dividend yield%	0.0%	0.0%

Restricted Stock Units

In September 2016, the Company granted 112,578 shares of Restricted Stock Units, or RSUs, to its board of directors for their past services. These RSUs were fully vested upon issuance and had a grant date fair value of $3.58 per share. For the three and nine months ended September 30, 2016, stock-based compensation expense related to RSUs were $403 thousand, which was included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Research and development	$111	$95	$467	$143
Selling and marketing	40	16	78	26
General and administrative	803	272	1,654	362
Total stock-based compensation expense	$954	$383	$2,199	$531

During the three months and nine months ended September 30, 2016 and 2015, there were no stock-based compensation expenses capitalized as a component of inventory or recognized in cost of revenue. Stock-based compensation relating to stock-based awards granted to consultants were insignificant during the three months and nine months ended September 30, 2016 and 2015.

11.	Income Tax

Due to the current operating losses, the Company recorded zero income tax expense during the three and nine months ended September 30, 2016 and 2015, respectively.  There was no change in the income tax provision during the three and nine months ended September 30, 2016, as compared to the same periods during 2015.  The effective tax rate during the three and nine months ended September 30, 2016, as compared to the same periods during 2015, remained the same at approximately 37%.  During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any foreign operations.

Due to the Company’s history of cumulative losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized.  Accordingly, the Company’s deferred tax assets, which includes net operating loss, or NOL, carryforwards and tax credits related primarily to research and development continue to be subject to a valuation allowance as of September 30, 2016.  The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had unrecognized tax benefit of $889 thousand and $742 thousand at September 30, 2016 and December 31, 2015, respectively.  The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.  Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.  As of September 30, 2016, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on the Company's financial position or results of operations.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense.  During the nine months ended September 30, 2016 and 2015, there were no accrued interest and penalties related to uncertain tax positions.

12.	Net Loss per Share

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Convertible preferred stock (if converted)	—	7,265,258	—	22,138,427
Options to purchase common stock	6,346,608	5,535,394	6,174,134	4,701,033
Preferred stock warrants (if exercised)	—	30,664	—	95,351
Common stock warrants (if exercised)	855,275	238,415	503,086	80,345

13.	Related Party Transactions

In December 2004, the Company entered into a licensing agreement with the University of Florida Research Foundation, or UFRF, whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a 1% royalty from sales of products developed and sold by the Company utilizing the licensed patents.

14.	Segment and Geographic Information

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

Basis of Presentation

The unaudited condensed consolidated financial statements of ViewRay for the three months and nine months ended September 30, 2016 and 2015, contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these condensed consolidated financial statements. All such adjustments are of a normal recurring nature.

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

We received initial 510(k) marketing clearance from the FDA for our treatment planning and delivery software in January 2011 and for MRIdian in May 2012. We also received permission to affix the Conformité Européenne, or CE, mark to MRIdian in November 2014, allowing MRIdian to be sold within the European Economic Area. In August 2016, we received regulatory approval from the Japanese Ministry of Health, Labor and Welfare to market MRIdian in Japan. In August 2016, we also received approval from the China Food and Drug Administration to market MRIdian in China. In August 2016, we submitted an application for MRIdian Linac for 510(k) marketing clearance to the FDA and in September 2016 we received CE mark approval for MRIdian Linac in the EU.

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

At September 30, 2016, patients have received radiation treatment on MRIdian systems at six cancer centers located at Washington University in St. Louis; University of California, Los Angeles; University of Wisconsin—Madison; Sylvester Comprehensive Cancer Center at the University of Miami; Seoul National University in South Korea; and VU University Medical Center in Amsterdam.

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

We generated product, service, distribution rights and grant revenue of $0.4 million and $5.3 million, and had net losses of $14.1 million and $10.3 million during the three months ended September 30, 2016 and 2015, respectively. We generated product, service, distribution rights and grant revenue of $6.1 million and $5.8 million, and had net losses of $39.6 million and $30.9 million during the nine months ended September 30, 2016 and 2015, respectively.  At September 30, 2016, we had 22 signed orders representing a backlog value of $125.2 million.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	add personnel to support our product development and commercialization efforts;
•	continue our research and development efforts;
•	seek regulatory approval for MRIdian in certain foreign countries;
•	seek regulatory approval for MRIdian Linac in the U.S. and in foreign countries; and
•	operate as a public company.

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

New Orders and Backlog

New orders are defined as the sum of gross product orders, representing MRIdian contract price, recorded during the period. We define backlog as the accumulation of all orders for which revenue has not been recognized and we consider valid. Backlog includes customer deposits or letters of credit, except when the product order is to a government entity or when the product order is from an existing customer with credit to cover the deposit. Deposits received are recorded as a liability on the balance sheet. Orders may be revised or cancelled according to their terms or upon mutual agreement between the parties. Therefore, it is difficult to predict with certainty the amount of backlog that will ultimately result in revenue. The determination of backlog includes objective and subjective judgment about the likelihood of an order contract becoming revenue. We perform a quarterly review of backlog to verify that outstanding orders in backlog remain valid, and based upon this review, orders that are no longer expected to result in revenue are removed from backlog. Our criteria include an outstanding and effective written agreement for the delivery of a MRIdian signed by customers, receipt of a minimum customer deposit or a letter of credit except when the product order is to a government entity or when the product order is from an existing customer with credit to cover the deposit, any changes in customer or distributor plans or financial conditions, the customer’s or distributor’s continued intent and ability to fulfill the order contract, changes to regulatory requirements, the status of regulatory approval required in the customer’s jurisdiction, if any, or reasons for cancellation of order contracts.

During the nine months ended September 30, 2016, we received nine new orders for MRIdian systems, totaling $52.8 million, and had one cancellation. At September 30, 2016, we had 22 signed sales contracts for MRIdian systems in backlog with a total value of $125.2 million.

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

Distribution Rights Revenue.  We entered into a distribution agreement with Itochu Corporation pursuant to which we appointed Itochu as our exclusive distributor for the promotion, sale and delivery of MRIdian products within Japan.  In consideration of the exclusive distribution rights granted, we received $4.0 million in three installments: the first and second installments were received in December 2014 and December 2015, respectively, and the final installment was received in August 2016.  The total payment of $4.0 million was recorded as deferred revenue and will be recognized as distribution rights revenue on a straight-line basis over the remaining term of the distribution agreement of approximately 8.5 years.

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, as well as medical device excise tax and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or market inventory, or LCM, adjustments if the carrying value of the inventory is greater than its net realizable value. For strategic reasons, we initially sold our MRIdian systems prior to December 31, 2015 at prices lower than our projected costs to manufacture and install. As we accumulated materials, installation and other costs for these systems, we regularly assessed the carrying value of the related inventory value and recorded charges, or LCM adjustments, to reduce inventory to the lower of cost and net realizable value. The remaining realizable value of inventory was charged to product cost of revenue as those initial sites were completed and accepted.  For the nine months ended

September 30, 2016, costs exceeded revenue, resulting in LCM charges of $928 thousand as compared to $995 thousand for the nine months ended September 30, 2015.

We expect our materials, installation and service costs to decrease as we continue to scale our operations, improve product designs and work with our third-party suppliers to lower costs. We expect to continue to lower costs and increase sales prices as we transition to MRIdian Linac.

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

General and Administrative. Our general and administrative expenses consist primarily of compensation and related costs for our operations, finance, human resources, regulatory, and other administrative personnel, and include stock-based compensation, employee benefits and travel expenses. In addition, general and administrative expenses include third-party consulting, legal, audit, accounting services, quality and regulatory functions and facilities costs, and gain or loss on the disposal of property and equipment. We expect our general and administrative expenses to increase as our business grows and as we invest in the development of MRIdian Linac.

Interest Income

Interest income consists primarily of interest income received on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest and amortization related to our long-term debt entered in 2013 from Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc., or together, Hercules, convertible promissory notes issued in 2014 and long-term debt entered in 2015 from Capital Royalty II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P., or together with their successors by assignment, CRG, and such loan the CRG Term Loan.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency exchange gains and losses and changes in the fair value of the convertible preferred stock warrant and the 2016 Placement Warrants.

The outstanding convertible preferred stock warrant was re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as a component of other income (expense), net. In July 2015, upon the closing of the Merger, the convertible preferred stock warrants were converted into warrants to purchase common stock. The aggregate fair value of the convertible preferred stock warrants, upon the closing of the Merger, was reclassified from liabilities to additional paid-in-capital, a component of stockholders’ deficit, and we no longer recorded the change in fair value adjustments.

The outstanding 2016 Placement Warrants are re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as a component of other income (expense), net.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Revenue:
Product	$—	$5,020	$5,240	$5,119
Service	298	56	813	419
Distribution rights	59	—	59	—
Grant	—	240	—	240
Total revenue	357	5,316	6,112	5,778
Cost of revenue:
Product	803	5,766	6,869	6,311
Service	380	325	1,705	1,390
Total cost of revenue	1,183	6,091	8,574	7,701
Gross margin	(826)	(775)	(2,462)	(1,923)
Operating expenses:
Research and development	2,654	2,902	9,017	7,408
Selling and marketing	1,570	1,124	4,251	3,315
General and administrative	5,829	4,282	17,937	15,779
Total operating expenses:	10,053	8,308	31,205	26,502
Loss from operations	(10,879)	(9,083)	(33,667)	(28,425)
Interest income	1	—	2	1
Interest expense	(1,707)	(1,053)	(4,166)	(2,376)
Other income (expense), net	(1,561)	(124)	(1,798)	(89)
Loss before provision for income taxes	(14,146)	(10,260)	(39,629)	(30,889)
Provision for income taxes	—	—	—	—
Net loss	$(14,146)	$(10,260)	$(39,629)	$(30,889)

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Product	$—	$5,020	$(5,020)
Service	298	56	242
Distribution rights	59	—	59
Grant	—	240	(240)
Total revenue	$357	$5,316	$(4,959)

Total revenue during the three months ended September 30, 2016 decreased $5.0 million compared to the three months ended September 30, 2015. The decrease was due to one MRIdian system sold to Seoul National University Hospital, South Korea during the three months ended September 30, 2015 as compared to no systems sold during the three months ended September 30, 2016.

Product Revenue. Product revenue during the three months ended September 30, 2016 decreased $5.0 million compared to the three months ended September 30, 2015. The decrease was primarily due to no product revenue recognized during the three months ended September 30, 2016 as compared to $5.0 million product revenue recognized during the three months ended September 30, 2015 related to Seoul National University Hospital, South Korea.

Service Revenue. Service revenue increased $0.2 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to us providing service to customers within our install base which grew from three MRIdian systems in 2015 to six MRIdian systems in 2016.

Distribution Rights Revenue. Distribution rights revenue increased $59 thousand during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was due to our receipt of Japanese regulatory approval in August 2016 after which we started recognizing the distribution rights revenue on a straight-line basis over the remaining term of the exclusive distribution agreement with Itochu.

Grant revenue. Grant revenue decreased $0.2 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to our receipt of a note payable from the State of Ohio county redevelopment fund being forgiven based on meeting certain employment requirements during the three months ended September 30, 2015, with no such revenue during the three months ended September 30, 2016.

Cost of Revenue

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Product	$803	$5,766	$(4,963)
Service	380	325	55
Total cost of revenue	$1,183	$6,091	$(4,908)

Product Cost of Revenue. Product cost of revenue decreased $5.0 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to no MRIdian systems sold during the third quarter of 2016, compared to one MRIdian system sold to Seoul National University Hospital, South Korea during the third quarter of 2015. Product cost of revenue of $0.8 million during the three months ended September 30, 2016 was primarily attributable to inventory LCM charges of $0.6 million and royalty fee of $0.1 million.

Service Cost of Revenue. Service cost of revenue increased $55 thousand during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to service cost within our install base, which grew from three MRIdian systems in 2015 to six MRIdian systems in 2016.

Operating Expenses

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Research and development	$2,654	$2,902	$(248)
Selling and marketing	1,570	1,124	446
General and administrative	5,829	4,282	1,547
Total operating expenses	$10,053	$8,308	$1,745

Research and Development. Research and development expenses during the three months ended September 30, 2016 decreased $0.2 million, compared to the three months ended September 30, 2015. This decrease was primarily attributable to a $0.4 million decrease in personnel and contractor expenses related to headcount decrease from 36 employees to 28 employees, offset by the increase in research and development consulting fees of $0.3 million related to MRIdian Linac.

Selling and Marketing. Selling and marketing expenses during the three months ended September 30, 2016 increased $0.4 million, compared to the three months ended September 30, 2015.  This increase was primarily attributable to a $0.3 million increase in consulting fees related to media presence and $0.2 million increase in trade show costs.

General and Administrative. General and administrative expenses during the three months ended September 30, 2016 increased $1.5 million, compared to the three months ended September 30, 2015. This increase was attributable to $0.5 million increase in stock-based compensation expense due to employee options and RSUs granted to the board of directors, $0.3 million increase in consulting fees related to the management initiatives, $0.2 million increase in insurance expense, $0.2 million increase in depreciation expense related to additional assets capitalized, $0.1 million for salaries related to new employees hired and $0.1 million due to increased vacation expense.

Interest Expense

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Interest expense	$(1,707)	$(1,053)	$(654)

Interest expense increased $0.7 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to the higher loan balance due to the additional $15.0 million draw down in May 2016 as well as the higher effective interest rate in 2016.

Other Income (Expense), Net

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Other income (expense), net	$(1,561)	$(124)	$(1,437)

Other income (expense), net during the three months ended September 30, 2016 consisted primarily of a $1.6 million change in fair value of warrant liability related to the 2016 Placement Warrants, partially offset by other income of $0.1 million related to the forfeiture of a non-refundable customer deposit as a result of the cancellation of one MRIdian system order.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenue

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Product	$5,240	$5,119	$121
Service	813	419	394
Distribution rights	59	—	59
Grant	—	240	(240)
Total revenue	$6,112	$5,778	$334

Total revenue during the nine months ended September 30, 2016 increased $0.3 million compared to the nine months ended September 30, 2015. The increase was primarily due to increased service revenue from providing service within our install base, which grew from three MRIdian systems in 2015 to six MRIdian systems in 2016.

Product Revenue. Product revenue during the nine months ended September 30, 2016 increased $0.1 million compared to the nine months ended September 30, 2015. The increase was primarily due to $5.2 million of MRIdian system revenue recognized during the nine months ended September 30, 2016 related to MRIdian system installation at VU University Medical Center in Amsterdam compared to $5.1 million of MRIdian system revenue related to one MRIdian system being installed at Seoul National University Hospital, South Korea during the nine months ended September 30, 2015.

Service Revenue. Service revenue increased $0.4 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to us providing service to customers within our install base, which grew from three MRIdian systems in 2015 to six MRIdian systems in 2016.

Distribution Rights Revenue. Distribution rights revenue increased $59 thousand during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  This increase was due to our receipt of Japanese regulatory approval in August 2016, after which we started recognizing the distribution rights revenue on a straight-line basis over the remaining term of the distribution agreement with Itochu.

Grant revenue. Grant revenue decreased $0.2 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to our receipt of the note payable from the State of Ohio county redevelopment fund being forgiven based on meeting certain employment requirements during the nine months ended September 30, 2015, with no such revenue during the nine months ended September 30, 2016.

Cost of Revenue

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Product	$6,869	$6,311	$558
Service	1,705	1,390	315
Total cost of revenue	$8,574	$7,701	$873

Product Cost of Revenue. Product cost of revenue increased $0.6 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to an increase of $0.3 million in installation cost related to the MRIdian system installed at VU University Medical Center in Amsterdam during 2016 and a $0.2 million increase in royalty fee.

Service Cost of Revenue. Service cost of revenue increased $0.3 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to service cost within our install base, which grew from three MRIdian systems in 2015 to six MRIdian systems in 2016.

Operating Expenses

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Research and development	$9,017	$7,408	$1,609
Selling and marketing	4,251	3,315	936
General and administrative	17,937	15,779	2,158
Total operating expenses	$31,205	$26,502	$4,703

Research and Development. Research and development expenses during the nine months ended September 30, 2016 increased $1.6 million, compared to the nine months ended September 30, 2015. This increase was primarily attributable to a $0.8 million increase in engineering projects for MRIdian Linac research and $0.8 million increase in consulting and contract labor related to FDA 510(k) and CE mark regulatory approval preparation.

Selling and Marketing. Selling and marketing expenses during the nine months ended September 30, 2016 increased $0.9 million, compared to the nine months ended September 30, 2015.  This increase was attributable to a $0.6 million increase in marketing consulting fees and contract labor due to the expansion in media presence as well as $0.3 million increase for trade show costs.

General and Administrative. General and administrative expenses during the nine months ended September 30, 2016 increased $2.2 million, compared to the nine months ended September 30, 2015. This increase was primarily attributable to a $2.9 million increase in personnel cost due to stock-based compensation, salary increase and headcount increase from 48 to 50 employees, $1.0 million increase in legal fees which included SEC filings, general corporate matters and patents and intellectual property filings, $0.4 million increase in depreciation expense related to additional assets capitalized, $0.3 million increase in travel expenses, $0.2 million increase related to investor relations and website design. General and administrative expenses during the nine months ended September 30, 2015 primarily included a $2.9 million write-off of deferred offering cost.

Interest Expense

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Interest expense	$(4,166)	$(2,376)	$(1,790)

Interest expense increased $1.8 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, due to the higher loan balance from the additional $15.0 million draw down in May 2016 as well as the higher effective interest rate in 2016.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
	(unaudited)
Other income (expense), net	$(1,798)	$(89)	$(1,709)

Other income (expense), net during the nine months ended September 30, 2016 consisted primarily of a $1.6 million change in fair value of warrant liability related to the 2016 Placement Warrants and $0.2 million related to foreign exchange loss incurred in 2016 for vendor invoices denominated in other currencies, partially offset by other income of $0.1 million related to the forfeiture of non-refundable customer deposit as a result of the cancellation of one MRIdian system order.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the nine months ended September 30, 2016 and 2015, we had net losses of $39.6 million and $30.9 million, respectively. At September 30, 2016, and December 31, 2015 we had an accumulated deficit of $236.7 million and $197.0 million, respectively.

At September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $14.6 million and $20.7 million, respectively. To date, we have financed our operations principally through private placements of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and/or public or private debt.  In April 2016, we notified CRG of our intent to borrow the additional $15.0 million in funds, which we received in May 2016.  In August and September 2016, we issued common stock and warrants to purchase common stock via the 2016 Private Placement for gross proceeds of $13.8 million.  We expect that our existing cash and cash equivalents, together with cash receipts from sales of MRIdian systems, the additional $5.0 million draw down from the CRG Term Loan and the plan to raise additional financing from various sources from time to time will enable us to conduct our planned operations for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
Cash used in operating activities	$(28,070)	$(31,305)
Cash used in investing activities	(6,884)	(2,406)
Cash provided by financing activities	28,894	54,646

Operating Activities

We have historically experienced negative cash outflows as we developed MRIdian systems, MRIdian Linac and expanded our business. Our primary source of cash flow from operating activities is cash receipts from customers including sales of MRIdian systems and, to a lesser extent, by up-front payments from customers. Our primary uses of cash from operating activities are amounts due to vendors for purchased components and employee-related expenditures.

During the nine months ended September 30, 2016, operating activities used $28.1 million in cash as a result of our net loss of $39.6 million, offset by a $3.6 million net change in our operating assets and liabilities and aggregate non-cash charges of $7.9 million. The net change in our operating assets and liabilities was primarily a result of an increase in customer deposits and deferred revenue, an increase in accrued expenses and other long term liabilities and receipt of cash from accounts receivable, offset by the purchase of inventories, payment of accounts payable, an increase in deferred cost of revenue, deposits on inventory as well as the increase in prepaid expenses and other assets.  Customer deposits and deferred revenue increased $11.2 million during the nine months ended September 30, 2016 due to nine new sales contracts and the receipt of payment from Itochu.  The increase in accrued expenses and other long term liabilities of $1.1 million was due primarily to the timing of invoice receipts for services and inventory purchased.  Accounts receivable decreased $0.5 million due to the receipt of cash payment from a customer.  These increases in our operating assets and liabilities were partially offset by an increase of $3.4 million on inventory purchases and deposits due to upcoming shipments and installations of MRIdian systems, $2.6 million of payments on accounts payable due to the timing of payments, $1.4 million increase in deferred cost of revenue due to the shipment of additional components for MRIdian systems currently being installed in 2016 and $0.8 million increase in prepayments made for deferred sales commission on new sales contracts.  Non-cash charges included $2.2 million due to stock-based compensation, $1.8 million due to amortization of debt discount and interest accrual related to the CRG Term Loan, $1.6 million due to change in fair value of warrant liability related to the 2016 Placement Warrants, $1.3 million due to depreciation and amortization expense as well as $0.9 million due to LCM adjustments related to the reduction of carrying value of inventory to its net realizable value.

During the nine months ended September 30, 2015, operating activities used $31.3 million in cash, primarily as a result of our net loss of $30.9 million and $6.3 million net change in our operating assets and liabilities, partially offset by aggregate non-cash charges of $5.9 million. The net change in our operating assets and liabilities was primarily the result of decrease in accounts payable, purchase of inventory and making prepaid payments on inventory components, offset by increase in customer deposits and deferred revenue, and accounts receivable. The $6.0 million decrease in accounts payable was the result of timing of payments. The $2.4 million increase in inventory and $2.2 million increase in deposits on purchased inventory were due to installations of MRIdian systems. The decrease in our operating assets and liabilities was partially offset by $3.6 million increase in customer deposits and deferred revenue primarily due to new sales contracts entered, and $0.9 million cash receipts from accounts receivable during the nine months ended September 30, 2015. Non-cash charges primarily included $2.9 million write-off of deferred offering cost, $1.0 million inventory lower of cost or market charges related to the expected MRIdian system installation in Korea, $0.9 million of depreciation and amortization charges, $0.6 million for amortization of debt discount and accrued interest related to our debt incurred in December 2013 and June 2015, and $0.5 million for stock-based compensation.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2016 of $6.9 million primarily resulted from $6.7 million of capital expenditures to purchase property and equipment.  We increased our capital expenditures during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to research and development efforts for MRIdian Linac. In addition, there was an increase of $0.2 million in restricted cash as collateral for a new credit card account.

Cash used in investing activities during the nine months ended September 30, 2015 of $2.4 million primarily resulted from capital expenditures to purchase property and equipment.

Financing Activities

In June 2015, we entered the CRG Term Loan for up to $50.0 million, of which $30.0 million was made available to us upon closing with the remaining $20.0 million to be available on or before June 26, 2016 upon meeting certain milestones.  We drew down the first $30.0 million on the closing date in June 2015.  In March, 2016, the CRG Term Loan was amended such that, with regard to the conditions for borrowing the remaining $20.0 million available under the CRG Term Loan, we may, at our election, draw down (i) an amount of either $10.0 million or $15.0 million in up to two advances upon achievement of a minimum of $15.0 million aggregate product and service revenue during any consecutive 12 month period ending on or before March 31, 2016 and (ii) an additional $5.0 million (or $10.0 million, if the previous draw made was only in an amount of $10.0 million) upon achievement of a minimum of $25.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before December 31, 2016 and upon execution of the first sales contract of MRIdian Linac.  At March 31, 2016, we achieved the minimum $15.0 million gross revenue during any consecutive twelve month period requirement which made the first $15.0 million of the remaining $20.0 million credit facility immediately available for draw down. We borrowed the additional $15.0 million in May 2016.

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

During the nine months ended September 30, 2016, financing activities provided $28.9 million in cash from the net proceeds of $15.0 million related to the additional CRG draw down, net proceeds of $13.5 million related to the 2016 Private Placement and $0.4 million from the exercise of stock options.

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

There have been no significant changes to our accounting policies during the nine months ended September 30, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 28, 2016. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Stock-Based Compensation

Stock-based compensation expense is measured and recognized in the condensed consolidated financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of our RSUs is equal to the fair value of our common stock on the grant date. Stock-based compensation expense is recognized, net of forfeitures, over the requisite service periods of the awards, which is generally four years. At September 30, 2016, total unrecognized compensation cost related to stock-based awards granted to employees, net of estimated forfeitures, was $5.5 million which is expected to be recognized over a weighted-average period of 3.0 years.

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

In connection with the Merger and the Private Placement, we issued 198,760 shares of common stock warrants at an exercise price of $5.00 per share to private placement agents as payment for services provided. These 2015 Private Placement warrants are exercisable at any time at the option of the holder until the five year anniversary of its date of issuance. These 2015 Private Placement warrants were accounted for as equity awards.

In connection with the 2016 Private Placement, we issued 1,380,745 shares of common stock warrants at an exercise price of $2.95 per share to participating purchasers. These warrants are exercisable at any time at the option of the holder until the seven year anniversary of its date of issuance. The fair value of these warrants at the closing date was recorded as warrant liability and adjusted to fair value at each balance sheet date, with the change in fair value being recorded as a component of other income (expense), net in the consolidated statement of operations.

Inventory Valuation

Inventory consists primarily of purchased components for assembling MRIdian systems and other direct costs associated with MRIdian system installation. Inventory is stated at the lower of cost (on a weighted-average basis) or market value. When the net realizable value of the inventory is lower than related costs, we reduce the carrying value of the inventory for the difference while recording a corresponding charge to cost of product revenues. The assumptions we used in estimating the net realizable value of the inventory primarily include the total cost to complete the applicable MRIdian system. We recorded inventory lower of cost and market adjustments of $928 thousand and $995 thousand during the nine months ended September 30, 2016 and 2015, respectively.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, establish a valuation allowance. At September 30, 2016 and December 31, 2015, we have a full valuation allowance set up for our net deferred tax assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have historically incurred substantial net losses, including net losses of $39.6 million and $30.9 million during the nine months ended September 30, 2016 and 2015, respectively.  We expect our net losses to continue as a result of ongoing investments in product development and expansion of our commercial operations, including increased manufacturing, and sales and marketing. These net losses have had, and will continue to have, a negative impact on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability could harm our business, financial condition, results of operations and cash flows.

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

We rely solely on the commercialization of MRIdian to generate revenue. We have installed only six systems which are currently treating patients. During the nine months ended September 30, 2016, we recognized revenue of $6.1 million from one installed MRIdian system at VU University Medical Center in Amsterdam, service revenue at certain customer sites and distribution rights revenue from Itochu. In order to successfully commercialize MRIdian, we will need to continue to expand our marketing efforts to develop new relationships and expand existing relationships with customers, to receive clearance or approval for MRIdian in additional countries, to achieve and maintain compliance with all applicable regulatory requirements and to develop and commercialize new features for MRIdian. We cannot assure you that we will be able to achieve or maintain profitability. If we fail to successfully commercialize MRIdian, we may never receive a return on the substantial investments in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance that we have made, as well as further investments we intend to make, which may cause us to fail to generate revenue and gain economies of scale from such investments.

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

Furthermore, we have recently submitted MRIdian Linac for premarket clearance to the FDA under Section 510(k) of the FDCA. The FDA could request additional clinical data on safety or efficacy which could delay our obtaining regulatory clearances in a timely manner. A delay of this kind could negatively impact our ability to market and sell MRIdian Linac.

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

The commercial introduction of MRIdian Linac may not accelerate the current sales cycle.

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

We define backlog as the accumulation of all orders for which revenue has not been recognized and we consider valid. The determination of backlog includes, among other factors, our subjective judgment about the likelihood of an order becoming revenue and the regulatory approval required in the customer’s jurisdiction, if any. Our judgments in this area have been, and in the future may be, incorrect and we cannot assure you that, for any order included in backlog, we will recognize revenue with respect to such order. In addition, orders can be delayed for a number of reasons, many of which are beyond our control, including supplier delays which may cause delays in our manufacturing process, customer delays in commencing or completing construction of its facility, delays in obtaining zoning or other approvals and delays in obtaining financing. We may not be aware of these delays affecting our suppliers and customers and as a result may not consider them when evaluating the contemporaneous effect on backlog. Moreover, orders generally do not have firm dates by when a customer must take delivery, and certain customers may not provide a deposit or letter of credit with the contract, either of which could allow a customer greater flexibility to delay the order without cancelling the contract. We believe the introduction of MRIdian Linac will increase the number of orders we receive and accelerate the conversion of orders in backlog; however, customers with orders in the backlog currently may delay their installations until MRIdian Linac becomes available or is proven to perform well after installation. Further, our backlog could be reduced due to cancellation of orders by customers. Should a cancellation occur, our backlog and anticipated revenue would be reduced unless we were able to replace such order. Reported reductions in our backlog could negatively impact our future results of operations or the price of our common stock.

We evaluate our backlog at least quarterly to determine if the orders continue to meet our criteria for inclusion in backlog. Our criteria include an outstanding and effective written agreement for the delivery of a MRIdian signed by customers, receipt of a minimum customer deposit or a letter of credit, except when the product order is to a government entity or when the product order is from an existing customer with credit to cover the deposit, any changes in customer or distributor plans or financial conditions, the customer’s or distributor’s continued intent and ability to fulfill the order contract, changes to regulatory requirements, the status of regulatory approval required in the customer’s jurisdiction, if any, or reasons for cancellation of order contracts. We may adjust our reported backlog as a result of these factors and due to changes in our judgment about the likelihood of completing an order contract, the timing of shipment of a system for particular projects or the status of our regulatory approval in a particular jurisdiction, where applicable. Projects we once categorized as included within our backlog may be removed if we determine, based on the aforementioned criteria, that a particular order or orders no longer constitute valid backlog. In addition, one or more of our contracts have in the past and may in the future contribute to a material portion of our backlog in any one year. Because revenue will not be recognized until we have fulfilled our obligations to a customer, there may be a significant amount of time from signing a contract with a customer or shipping a system and revenue recognition. We cannot assure you that our backlog will result in revenue on a timely basis or at all, or that any cancelled contracts will be replaced.

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

We believe that MRIdian Linac could significantly reduce product costs and increase gross margins; however, if we cannot fully implement MRI linac technology into our products, or if we are delayed or prevented from selling products incorporating MRI linac technology due to FDA or other regulatory constraints, such lower product costs and higher gross margins may be delayed or may not materialize. Even if we are able to implement cost reduction and quality improvement efforts successfully, our service operations may remain unprofitable given the relatively small size and geographic dispersion of our installed base, which prevents us from achieving significant economies of scale for the provision of services. If we are unable to continue to sell MRIdian at increasingly higher prices that result in higher gross margins, we may never become profitable.

We may not be able to develop new products or enhance the capabilities of MRIdian to keep pace with our industry’s rapidly changing technology and customer requirements.

Our industry is characterized by rapid technological changes, new product introductions and enhancements and evolving industry standards. Our business prospects depend on our ability to develop new products and applications for our technology in new markets that develop as a result of technological and scientific advances, while improving the performance and cost-effectiveness of MRIdian. New technologies, techniques or products could emerge that might offer better combinations of price and performance than MRIdian systems. The market for radiation therapy treatment products is characterized by rapid innovation and advancement in technology. It is important that we anticipate changes in technology and market demand, as well as physician, hospital and healthcare provider practices to successfully develop, obtain clearance or approval, if required, and successfully introduce new, enhanced and competitive technologies to meet our prospective customers’ needs on a timely and cost-effective basis. Nevertheless, we must carefully manage our introduction of new products. If potential customers believe that such products will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products are available, such as the MRI Linac. We believe the introduction of MRI Linac will increase our sales; however, customers with orders in the backlog may delay their installations until MRIdian Linac becomes available or is proven to perform well after installation. Furthermore, we may experience delays in upgrading the current MRIdian systems with MRIdian Linac. We may also have excess or obsolete inventory as we transition to new products, and we have no experience in managing product transitions. If we do not successfully innovate and introduce new technology into our anticipated product lines, such as MRIdian Linac, or effectively manage the transitions of our technology to new product offerings, our business, financial condition and results of operations could be harmed.

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

Further, MRIdian Linac is under development and has been designed as a complete prototype system for regulatory testing. We may encounter difficulties in finding suppliers able to meet delivery quantities or timelines for systems with MRIdian Linac. If we should encounter such delays or difficulties, it could significantly impact our ability to install systems with MRIdian Linac in a timely or cost-effective manner.

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

Under the Medicare Physician Fee Schedule, or MPFS, rule for 2015, in the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. In April 2015, however, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, was signed into law, which repealed and replaced the statutory formula for Medicare payment adjustments to physicians. MACRA provides a permanent end to the annual interim legislative updates that had previously been necessary to delay or prevent significant reductions to payments under the Medicare Physician Fee Schedule. MACRA extended existing payment rates through June 30, 2015, with a 0.5% update for July 1, 2015 through December 31, 2015, and for each calendar year through 2019, after which there will be a 0% annual update each year through 2025. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System, beginning in 2019, under which physicians may receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities and meaningful use of electronic health records. MACRA also requires the Centers for Medicare & Medicaid Services, or CMS, beginning in 2019, to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations, that emphasize quality and value over the traditional volume-

based fee-for-service model. It is unclear what impact, if any, MACRA will have on our business and operating results, but any resulting decrease in payment may result in reduced demand for our services.

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

Based on our current business plan, we believe that our existing cash and cash equivalents, together with cash receipts from sales of MRIdian systems, the additional available draw down from the CRG Term Loan and the plan to raise additional capital from various sources from time to time, will enable us to conduct our planned operations for at least the next 12 months. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for MRIdian as a result of lower than currently expected rates of reimbursement from commercial third-party payors and government payors or due to other risks described herein, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

•	increase our sales and marketing efforts to increase market adoption of MRIdian and address competitive developments;
•	provide for supply and inventory costs associated with plans to accommodate potential increases in demand for MRIdian systems;
•	fund development and marketing efforts of any future products and technologies, including MRIdian Linac, or additional features to then-current products;
•	acquire, license or invest in new technologies;
•	acquire or invest in complementary businesses or assets; and
•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth and improve gross margins;
•	our rate of progress in establishing coverage and reimbursement arrangements with domestic and international commercial third-party payors and government payors;
•	the cost of expanding our operations and offerings, including our sales and marketing efforts;
•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of MRIdian;
•	the cost of research and development activities;
•	the effect of competing technological and market developments;
•	costs related to international expansion; and
•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to MRIdian.

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

At September 30, 2016, we had $45.0 million in outstanding debt to CRG.  Borrowings under our loan and security agreement with CRG are secured by substantially all of our personal property, including our intellectual property. Our loan and security agreement restricts our ability to, among other things:

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

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

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

In addition to our marketing and sales of MRIdian in the United States, we also market MRIdian in North America, Europe and the Pacific Rim, with contracts signed with customers and distributors in Taiwan, Turkey, Korea, China, the United Arab Emirates, Hong Kong, Japan, Italy and Russia. Our international business operations are subject to a variety of risks, including:

•	difficulties in staffing and managing foreign and geographically dispersed operations;
•	having to comply with various U.S. and international laws, including export control laws and the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, and anti-money laundering laws;
•	differing regulatory requirements for obtaining clearances or approvals to market MRIdian and future product enhancements for MRIdian including but not limited to, MRIdian Linac;
•	changes in uncertainties relating to foreign rules and regulations that may impact our ability to sell MRIdian, perform services or repatriate profits to the United States;
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

We hold the exclusive worldwide license for certain patents and applications covering our combination of MRI and radiation therapy technologies. Specifically, we hold a license to three issued U.S. patents, 15 issued foreign patents (eight of which were issued in Great Britain, Germany, France and the Netherlands as a result of two applications filed and allowed through the European Patent Office), one pending U.S. application, which is currently allowed, and four pending foreign applications as of November 4, 2016. We own an additional 16 issued U.S. patents, 16 issued foreign patents, 21 pending U.S. applications (one of which is allowed) and 80 pending foreign applications (one of which is allowed) as of November 4, 2016. Assuming all required fees are paid, individual patents or patent applications owned or licensed by us will expire between 2021 and 2037. We also have a joint ownership interest with Case Western Reserve University in one issued patent and one U.S. application. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect MRIdian, any additional features we develop for MRIdian or any new products. Other parties may have developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. The patent positions of medical device companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. U.S. patents and patent applications may also be subject to supplemental examination or contested post-grant proceedings such as inter partes review, reexamination, interference or derivation proceedings before the U.S. Patent and Trademark Office and challenges in district court. Patents may be subjected to opposition, post-grant review or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent right sought by us, which in turn could affect our ability to commercialize MRIdian.

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

In the United States, we have obtained 510(k) premarket clearance from the FDA to market MRIdian for the provision of stereotactic radiosurgery and precision radiotherapy for lesions, tumors and conditions anywhere in the body where radiation treatment is indicated. An element of our strategy is to continue to upgrade MRIdian to incorporate new software and hardware enhancements. We expect that such upgrades, as well as other future modifications, may require new 510(k) clearance; however, future upgrades may be subject to the substantially more costly, time-consuming and uncertain PMA process. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In August 2016, we filed for FDA 510(k) clearance for MRIdian Linac. Typically, FDA 510(k) clearance is subject to a 90 day review period. However, the review period is subject to delay, which may prevent us from receiving FDA clearance in a timely fashion, if at all.

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

As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. We have the right to affix the CE mark to MRIdian since November 2014 and MRIdian Linac since September 2016. If we fail to remain in compliance with applicable European laws and directives, we would not be able to continue to affix the CE mark to MRIdian and MRIdian Linac, which would prevent us from selling MRIdian or MRIdian Linac within the EEA. We will also need to obtain regulatory approval in other foreign jurisdictions in which we plan to market and sell MRIdian and MRIdian Linac.

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

In August 2016, we submitted a 510(k) premarket clearance application to the FDA to market the MRIdian system that contains MRIdian Linac. As we make other changes or enhancements to our MRIdian system, we will need to determine whether additional FDA clearance is required or not. However, the FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to MRIdian in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required. We may make similar modifications or add additional features in the future that we believe do not require a new 510(k) clearance or approval of a PMA. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

Sales of our devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling MRIdian or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. We have applied for and received regulatory approval in Europe, the United Arab Emirates, Taiwan, Korea, Japan, China and Italy, where regulatory approval is required in addition to the CE mark. We currently have orders to deliver MRIdian to customers in the United States, Taiwan, China, Korea, Italy and the United Arab Emirates, which we include in our backlog due to the status of each sales order and our regulatory approval processes in these countries. Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we plan to market MRIdian or that we will be able to do so on a timely basis. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations or approvals may significantly differ from FDA requirements. If we modify MRIdian, we or our distributors may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. If we or our distributors are unable to maintain our authorizations in a particular country, we will no longer be able to sell MRIdian in that country, which could harm our business.

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

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.

Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	commercial success and market acceptance of MRIdian;
•	success of our competitors in discovering, developing or commercializing products;
•	ability to commercialize or obtain regulatory approval for MRIdian or MRIdian Linac, or delays in commercializing or obtaining regulatory approval;
•	strategic transactions undertaken by us;
•	additions or departures of key personnel;
•	product liability claims;
•	prevailing economic conditions;
•	disputes concerning our intellectual property or other proprietary rights;
•	FDA or other U.S. or foreign regulatory actions affecting us or the healthcare industry;
•	healthcare reform measures in the United States;
•	sales of our common stock by our officers, directors or significant stockholders;
•	future sales or issuances of equity or debt securities by us;

•	business disruptions caused by earthquakes, tornadoes or other natural disasters; and
•	issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

If our existing stockholders or optionholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after any applicable legal restrictions on resale lapse, the price of our common stock could decline. The perception in the market that these sales may occur could also cause the price of our common stock to decline. At September 30, 2016, we have outstanding a total of 43,354,677 shares of common stock.

In addition, based on the number of shares subject to outstanding awards under our 2008 Stock Option and Incentive Plan, or 2008 Plan, the number of shares subject to outstanding awards or available for issuance under our 2015 Equity Incentive Award Plan, or 2015 Plan, and our 2015 Employee Stock Purchase Plan, or 2015 ESPP, at September 30, 2016, 3,689,352 shares, 2,219,971 shares and 667,670 shares, respectively, of common stock that are either subject to outstanding options, outstanding but subject to vesting or reserved for future issuance under the 2008 Plan, 2015 Plan and 2015 ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act, which includes, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act. The 2015 Plan contains provisions for the annual increase of the number of shares reserved for issuance under such plan. If the shares we may issue from time to time under the 2008 Plan, 2015 Plan or 2015 ESPP are sold, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

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

Based on the beneficial ownership of our common stock at September 30, 2016, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 76.1% of our common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, Delaware law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with its affiliates, owns, or within the last three years has owned, 15% or more of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Delaware law may discourage, delay or prevent a change in control of the company. Furthermore, our certificate of incorporation specifies that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in such action.

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

VIEWRAY, INC.

Dated: November 14, 2016	By:	/s/ Chris A. Raanes
	Name:	Chris A. Raanes
	Title:	Chief Executive Officer

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws.	S-1/A	3.2	12/16/15

4.1	Form of Registration Rights Agreement, by and among ViewRay, Inc. and certain investors named therein.	S-1/A	4.2	12/16/15

4.2	Registration Rights Agreement, dated as of August 22, 2016, by and among ViewRay, Inc. and the Purchasers named therein.	S-1	4.3	9/26/2016

4.3	Form of Warrants issued pursuant to that certain Securities Purchase Agreement, dated as of August 19, 2016, by and among ViewRay, Inc. and the Purchasers named therein.	S-1	10.3	9/26/2016

10.1	Securities Purchase Agreement, dated as of August 19, 2016, by and among ViewRay, Inc. and the Purchasers named therein.	S-1	10.1	9/26/2016

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101	Interactive Data Files of Financial Statements and Notes.				X

101.INS	Instant Document				X

101.SCH	XBRL Taxonomy Schema Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X