Form 10-K
period 2016-12-31
ViewRay, Inc.
filed 2017-03-17
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37725

ViewRay, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	42-1777485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Thermo Fisher Way Oakwood Village, OH	44146
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (440) 703-3210

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $68,268,877 based on the closing sale price as reported on the Nasdaq Global Market. As of March 14, 2017, the registrant had 55,489,939 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2017 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

Item 1. BUSINESS

Company Overview

We design, manufacture and market MRIdian, the first and only MRI-guided radiation therapy system that simultaneously images and treats cancer patients. There are currently seven installed MRIdian with cobalt systems worldwide, with two other MRIdian with cobalt systems delivered and expected to be installed in early 2017. In March 2016, we announced the development of a linear accelerator version of MRIdian technology, or MRIdian Linac. In September 2016, we received CE mark approval in the European Union, or EU, and in February 2017, we received 510(k) clearance from the FDA to market the MRIdian Linac system in the United States.

We believe MRIdian Linac will:

•	broaden our addressable market;
•	accelerate our sales cycle;
•	reduce our backlog conversion time; and
•	improve our gross margins.

MRI is a broadly used imaging tool which has the ability to differentiate clearly between types of soft tissue, unlike X-ray or computed tomography, or CT, the most commonly used imaging technologies in radiation therapy today. The value of combining MRI with radiation therapy has been recognized for approximately 20 years, with many academic and commercial research efforts attempting to integrate the two technologies. MRIdian is the first system that has successfully integrated MRI technology and radiation delivery to locate, target and track the position and shape of soft-tissue tumors while radiation is delivered. These capabilities allow MRIdian to deliver radiation to the tumor accurately while delivering less radiation to healthy tissue than existing radiation therapy treatments. We believe this leads to improved patient outcomes and reduced side effects from off-target radiation delivery. In August 2016, we received Shonin approval from the Japanese Ministry of Health, Labor and Welfare to market MRIdian in Japan. In August 2016, we also received approval from the China Food and Drug Administration, or CFDA, to market MRIdian in China.

We received 510(k) marketing clearance from the FDA for MRIdian with cobalt in May 2012 and for MRIdian Linac in February 2017 and have the right to affix the CE mark to MRIdian with cobalt since November 2014 and MRIdian Linac since September 2016.

Cancer is a leading cause of death globally and the second leading cause of death in the United States. Radiation therapy is a common method used to treat cancer that uses lethal doses of ionizing energy to damage genetic material in cells. Nearly two-thirds of all treated cancer patients in the United States will receive some form of radiation therapy during the course of their illness, according to estimates by the American Society for Radiation Oncology, or ASTRO. In 2016, IMV Medical Information Division, Inc., or IMV, reported that 97% of patients receiving radiation therapy in the United States were treated by a linear accelerator, or linac. The global linac market was estimated at approximately $4.6 billion in 2015 and was expected to grow to approximately $6.3 billion by 2020 according to a 2015 Markets and Markets report. IAEA Human Health Campus reported that there are over 11,000 linacs installed at over 7,500 centers worldwide. We believe the addressable market for MRIdian is the annual market for linacs due to MRIdian’s ability to treat a broad spectrum of disease sites. However, we believe that MRIdian may be used more frequently for complex cancer cases that may be difficult to treat on a standard linac due to the location of the tumor in relation to the surrounding soft tissues. We currently estimate the annual market for linacs to be 1,100 units per year globally, the majority of which are replacement units.

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

In March 2016, we announced the development of a linear accelerator version of our MRIdian technology. In September 2016, we received CE mark approval in the European Union. In February 2017, we received 510(k) clearance from the FDA to market the MRIdian Linac system. We believe the MRIdian Linac will broaden our addressable market, accelerate our sales cycle, reduce our backlog conversion time and improve our gross margins.

We currently market MRIdian through a direct sales force in the United States and distributors in the rest of the world. At December 31, 2016, we had installed or delivered nine MRIdian systems worldwide and had 23 signed orders for new systems for a backlog value of $133.2 million. We generated revenue of $22.2 million, $10.4 million and $6.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. We had net losses of $50.6 million, $45.0 million and $33.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Immediately prior to the closing of the Merger, under the terms of a split-off agreement, or the Split-Off Agreement, and a general release agreement, we transferred all of our pre-Merger operating assets and liabilities to our wholly-owned special-purpose subsidiary, Mirax Enterprise Corp., a Nevada corporation, or the Split-Off Subsidiary, formed on July 16, 2015. Thereafter, pursuant to the Split-Off Agreement, we transferred all of the outstanding shares of capital stock of the Split-Off Subsidiary to our pre-Merger majority stockholders, and our former sole officer and director, in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 4,150,171 shares of our common stock and (ii) certain representations, covenants and indemnities, together referred to as the Split-Off.

As a result of the Merger and Split-Off, we discontinued our pre-Merger business, acquired the business of ViewRay Technologies, Inc. and continue the business operations of ViewRay Technologies, Inc. as a publicly-traded company under the name ViewRay, Inc.

On March 31, 2016, our shares of common stock commenced trading on the Nasdaq Global Market under the symbol “VRAY.”  Prior to this time, our common stock was quoted on the OTC Markets, OTCQB tier of OTC Markets Group, Inc. under the same symbol.

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

Our authorized capital stock currently consists of 300,000,000 shares of common stock, and 10,000,000 shares of the preferred stock. Our common stock is listed on The NASDAQ Global Market under the symbol “VRAY.”

Our principal corporate headquarters are located at 2 Thermo Fisher Way, Oakwood Village, Ohio 44146. Our telephone number is (440) 703-3210. Our website address is www.viewray.com. (The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.)

Cancer and Radiation Therapy Market

Incidence of Cancer

Cancer is a leading cause of death globally and the second leading cause of death in the United States behind cardiovascular disease. According to the American Cancer Society, nearly 1.7 million people were expected to be diagnosed with cancer in the United States during 2016 and approximately 0.6 million were expected to die from cancer, accounting for nearly one of every four deaths. As a result of a growing and aging population, the World Health Organization’s, or WHO, Global Initiative for Cancer Registry Development estimates that the number of new cancer cases worldwide will grow from 14.1 million in 2008 to 19.3 million in 2025.

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

Radiation Therapy

Radiation therapy has become widespread, with nearly two-thirds of all treated cancer patients in the United States receiving some form of radiation therapy during the course of their treatment, according to estimates by ASTRO. For most cancer types treated with radiation therapy, at least 75% of the patients are treated with the intent to cure the cancer. For lung and brain cancers, that number is somewhat lower, with 59% of lung cancer patients and 50% of brain cancer patients being treated with the goal of curing cancer. The remainder of cases are treated with palliative intent to relieve pain. Radiation therapy is a non-invasive outpatient procedure with little or no recovery time and can be used on patients who are inoperable. According to IMV, 97% of patients receiving radiation therapy in the United States are treated using a linac.

Radiation is used to kill cancer cells primarily by damaging their DNA, but can also kill healthy cells in the same way or cause them to become cancerous themselves. As a result, the goal of curative radiation therapy is to balance delivery of a sufficiently high dose of radiation to a tumor to kill the cancer cells while, at the same time, minimizing damage to healthy cells, particularly those in critical organs. Normal cells are better able to repair themselves after radiation than tumor cells, so doses of radiation are often fractionated, or delivered in separate sessions with rest periods in between. As a result, standard radiation therapy is often given once a day, five times a week, for one to seven weeks. In 2015, patients made an estimated 19.1 million radiation therapy treatment visits in the United States.

Radiation Therapy Equipment Market

The global linac market was estimated at approximately $4.6 billion in 2015 and was expected to grow to approximately $6.3 billion by 2020 according to a 2015 Markets and Markets report. According to IAEA Human Health Campus, there are 11,000 linacs installed at over 7,500 centers worldwide. In the United States, there are 3,855 linacs installed at approximately 2,300 centers. The annual market for linacs is estimated to be 1,100 units per year globally, the majority of which are replacement units.

In the radiation therapy market, new technologies have historically been adopted at a rapid rate. According to IMV, the percentage of centers performing intensity modulated radiation therapy, or IMRT, grew from 30% in 2002 to 96% in 2012. The percentage of sites utilizing image guided radiation therapy, or IGRT, grew more quickly: from 15% in 2004 to 83% in 2012. The majority of IGRT uses on-board X-ray systems. As leading cancer centers adopt and study MRI-guided radiation therapy, we believe that our next-generation system will also follow a rapid adoption curve in the broader linac replacement market.

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

•

Inability to adapt treatment on table. A physician designs a treatment plan and dose prescription based on images that are captured at the beginning of therapy. Creating a treatment plan can take one to two weeks, and treatment itself can take up to seven weeks. However, during the course of therapy, tumors often change size, orientation or shape and patient anatomy can change for reasons such as weight loss or gain. Adjusting for these changes would require re-planning which may take several days and is resource intensive. In addition, due to limitations in imaging technologies, physicians may be unaware of changes in the tumor and surrounding anatomy and continue to dose according to the original treatment plan. As a result of these limitations, re-planning is infrequently performed.

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

•

On-table adaptive planning. Due to changing anatomy the clinician may be unable to obtain an optimal match between the patient on the table and the treatment plan. Using an MR image captured at the beginning of each therapy session, MRIdian automatically maps each patient’s soft tissue anatomy in 3D and calculates the dose that would be delivered using the current treatment plan. If the prescribed treatment is not clinically acceptable to the physician, MRIdian has the ability to automatically recalculate and adapt the plan to changing anatomy at the time of treatment. Utilizing our proprietary algorithm and software, replanning can be done while the patient is on the table. We believe hospitals will be able to bill incrementally for this re-planning.

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

Our Strategy

Our objective is to make MRI-guided radiation delivery the standard of care for radiation therapy. To achieve this goal, we intend to do the following:

•

Transition MRIdian toward MRIdian Linac. In August 2016, we submitted an application for the MRIdian Linac for 510(k) marketing clearance to the FDA and in September 2016, we received authorization to affix the CE mark in the EU as required for the commercial launch of this technology. In February 2017, we received 510(k) clearance from the FDA to market the MRIdian Linac system. MRIdian Linac is now commercially available in the key markets of the EU and the United States. We believe MRIdian Linac will obviate the need for the inspection, replacement, and disposal of Cobalt-60, and will not require oversight from the Nuclear Regulatory Commission (or the corresponding regulatory agency outside of the United States) that is required for MRIdian with Cobalt-60. Further, we believe that MRIdian Linac will allow for higher dose, faster electronic variation of dose and electronic beam activation and deactivation compared to MRIdian with Cobalt-60. We believe the MRIdian Linac will broaden our addressable market, accelerate our sales cycle, reduce our backlog conversion time and improve our gross margins.

•

Commercialize MRIdian with a targeted sales force in the United States and through distributors in international markets. We market MRIdian through a combination of direct sales and distributors. We are adding to a small, specialty sales force for the United States and Canada and are using distributors in international markets. At December 31, 2016, we had ten signed orders with U.S. customers and thirteen signed orders with customers outside the United States for new MRIdian systems. We intend to continue to expand our presence in key markets to capitalize on the growing international opportunity for MRIdian.

•

Target top-tier hospitals in initial global sales efforts to influence and increase market adoption. We intend to market MRIdian to a broad range of customers worldwide, including university research and teaching hospitals, private practices, community hospitals, government institutions and freestanding cancer centers. We are initially focusing on the leading hospitals worldwide which are typically early adopters of best-in-class technology and are able to influence and promote adoption by other centers both locally and globally. We plan to continue to work with these institutions to promote broader market awareness of the benefits of MRI-guided radiation therapy.

•

Broaden awareness of MRIdian’s capabilities and clinical benefits to expand our share of the radiation therapy market. We intend to educate radiation oncologists about the capabilities and resulting benefits of MRIdian over traditional radiation therapy systems. In order to drive awareness and adoption, we also intend to support the publication of clinical and scientific data and analysis, work with key opinion leaders, present at leading academic conferences and engage in outreach at leading hospitals worldwide. We also plan to leverage our existing customer network as a reference for new potential users to experience our technology in use in the clinical setting.

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

•

Drive cost reductions in the design and manufacture of MRIdian and improve our margins. We plan to continue to explore ways to bring down our cost of goods to improve margins for MRIdian. We believe we can significantly reduce costs in the design and manufacturing by switching from MRIdian with cobalt to the MRIdian Linac.

MRIdian

MRIdian is a next-generation, MRI-guided radiation therapy system that is comprised of four major components, (i) the MRI system, (ii) the radiation delivery system, (iii) integrated treatment planning and delivery software and (iv) a safety and control system.

MRIdian Cobalt-60	MRIdian Linac

MRI System

The MRI system is the component of MRIdian that captures soft tissue images of the patient’s body. To address the technical complications that arise from combining an MRI with a linac, we have designed a proprietary split superconducting magnet that will allow treatment through a central gap, eliminating MRI components in the path of the beam. Our MRI system captures and displays live, high-quality images in three planes at two frames per second or in one plane at four frames per second. The images are used to track tissues and control radiation treatment beam delivery.

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

MRI System

MRIdian Radiation Delivery System

In the first generation version of the MRIdian, radiation is delivered from three Cobalt-60 radiation therapy heads symmetrically mounted on a rotating ring gantry, providing full 360 degree coverage and simultaneous dose delivery, as opposed to prior Cobalt-60 systems that have historically been limited by imprecise radiation dose applications. Each head is equipped with a double-focused multi-leaf collimator, designed to overcome the wide-beam edge of previous-generation Cobalt-60 systems and shape the beam for precision radiation therapy treatments. It allows the delivery of treatment plans for 3D-CRT, IMRT and SBRT that are clinically equivalent to those produced on the most advanced linear accelerators available today. Stereotactic procedures are possible with a positioning accuracy of less than one millimeter. Cobalt-60 is used because it does not create any radio frequency which interferes with the MRI.

MRIdian Linear Accelerator Technology Radiation Delivery System

We have developed solutions to two long-standing problems that had prevented compact integration of a linac beam with an MRI system: 1) linac radiofrequency interference with the operation of the MRI and 2) MRI magnetic interference with the operation of the linac. First, linacs utilize high-powered microwave generators similar to equipment used in radar at airports.  These “radar stations” inside the linac create noise that can corrupt the delicate signals measured from the patient’s body to generate MR images.  ViewRay solved this problem by introducing technology similar to that used in stealth aircraft.  Stealth aircraft can hide from radar by using a coating that reflects and absorbs microwaves, thus preventing radar beams that strike the aircraft from bouncing back to the radar station.  In a similar manner, we reflect and absorb the output of the linac “radar station” to hide it from the MRI, producing images as noise-free as MRI images with no integrated linac. Second, MRIs utilize high-powered superconducting magnets that are required to image the patient’s tissues.  Many linac components will not operate properly when placed close to or inside these strong magnetic fields, and such placement is necessary to produce a compact system like the MRIdian Linac.  ViewRay overcame this challenge by creating magnetic shielding shells that create voids in the magnetic field without significantly disturbing the magnetic field used for imaging.  This allows the linac to operate on the MRIdian gantry as if there were no magnetic field present. MRIdian Linac uses the same split-magnet MRI system used in the MRIdian with cobalt system and is designed to fit in standard radiotherapy vaults replacing X-ray guided linear accelerators.

The MRIdian Linac can provide continuous MR based soft-tissue imaging during linac-based radiation treatment. Being able to constantly see both the tumor and surrounding organs means you can accurately align the tumor to the treatment beams, adapt or reshape the treatment volume to accommodate changes in the shape and location of the tumor and healthy tissues, and track soft tissues in real time to avoid missing a moving tumor or irradiating sensitive internal structures.

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

Installed Base and Clinical Use

We received initial 510(k) marketing clearance from the FDA for our treatment planning and delivery software in January 2011 and for MRIdian in May 2012. Since November 2014 we also have the right to affix the CE mark to MRIdian, allowing MRIdian to be sold within the European Economic Area, or EEA. We received a license and permission to import MRIdian into the United Arab Emirates in December 2014. We received regulatory approval in Italy in January 2015, Korea in September 2015, as well as Japan and China in August 2016. We may also seek required approvals in other countries in the future.

At December 31, 2016, we have four units installed at four leading cancer centers in the United States and three units installed outside the United States. The four units in the United States include Washington University and Siteman Cancer Center at Barnes-Jewish Hospital, or Washington University in St. Louis; University of California, Los Angeles Health System and Jonsson Comprehensive Cancer Center, or University of California, Los Angeles; University of Wisconsin Carbone Cancer Center, or the University of Wisconsin–Madison; and Sylvester Comprehensive Cancer Center at the University of Miami. The three units installed outside the United States are at Seoul National University in Seoul, South Korea; VU University Medical Center in Amsterdam, Netherlands; and Policlinico “A. Gemelli” Hospital in Rome, Italy. In addition, we have also delivered two MRIdian systems to our Japanese distributor and they are in the process of being installed at the National Cancer Center, Tokyo and the Edogawa Hospital, Tokyo, respectively.

In January 2014, Washington University in St. Louis, a National Cancer Institute Designated Comprehensive Cancer Center, became the first center to treat patients with MRIdian. Washington University in St. Louis has since scaled up its use of MRIdian in its clinical practice, and is now treating as many as 15 patients per day. In September 2014, Washington University in St. Louis used MRIdian to perform the first on-table adaptive treatments as part of an ongoing clinical service. Also in September 2014, the University of Wisconsin–Madison treated its first patients with MRIdian and became the first center to employ the soft-tissue tracking beam control capability unique to MRIdian. In October 2014, University of California, Los Angeles, became the third center to use MRIdian in clinical practice. In September 2015, the Seoul National University became the first international cancer center to install a MRIdian system. In December 2015, the Sylvester Comprehensive Cancer Center at the University of Miami became the fourth hospital in the United States to install a MRIdian system. In March 2016, the VU University Medical Center in Netherlands became the second hospital outside the United States to install a MRIdian system. In December 2016, Policlinico “A. Gemelli” Hospital in Italy became the third center outside the United States to install a MRIdian system. In addition, we shipped two MRIdian systems to Japan in December 2016 under the distribution agreement with Itochu Corporation, and these systems are expected to be installed by third-party certified technicians at National Cancer Center and Edogawa Hospital in early 2017. We are working with each of these centers to determine how best to refine and improve MRIdian’s features, optimize workflow and maximize patient throughput.

As of December 31, 2016, almost 1200 patients have been treated by MRIdian systems. These included cancers of the prostate, breast, lung, colorectal and bladder, which are among the most prevalent types of cancer in the United States according to the Centers for Disease Control and Prevention, or CDC, as well as the liver, stomach, esophagus and pancreas, which are among the most prevalent types of cancer outside of the United States according to the WHO.

Backlog

In 2016 we executed 13 new sales contracts with a total value of $77.0 million; in 2015 we executed seven new sales contracts with a total value of $40.1 million and in 2014 we executed seven new sales contracts with a total value of $37.6 million. At December 31, 2016, we had nine MRIdian systems installed or delivered and 23 signed orders for new systems for a backlog value of $133.2 million.

We define backlog as the accumulation of all orders for which revenue has not been recognized and we consider valid. Backlog includes customer deposits or letters of credit, except when the product order is to a government entity or when the product order is from an existing customer with credit to cover the deposit. Deposits received are recorded as a liability on the balance sheet. Orders may be revised or cancelled according to their terms or upon mutual agreement between the parties. Therefore, it is difficult to predict with certainty the amount of backlog that will ultimately result in revenue. The determination of backlog includes objective and subjective judgment about the likelihood of an order contract becoming revenue. We perform a quarterly review of backlog to verify that outstanding orders in backlog remain valid, and based upon this review, orders that are no longer expected to result in revenue are removed from backlog. Among other criteria, to consider a transaction to be in backlog we must possess an outstanding and effective written agreement for the delivery of a MRIdian signed by a customer and receipt of a minimum customer deposit or a letter of credit, except when the product order is to a government entity or when the product order is from an existing customer with credit to cover the deposit. For removal of an order from our backlog, the following criteria are considered: changes in customer or distributor plans or financial conditions; the customer’s or distributor’s continued intent and ability to fulfill the order contract; changes to regulatory requirements; the status of regulatory approval required in the customer’s jurisdiction, if any; and other reasons for potential cancellation of order contracts.

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

Clinical Development

To date, we have primarily relied on clinical symposia and case studies presented at ASTRO and ESTRO to raise awareness of MRI-guided radiation therapy and to market MRIdian to leading cancer centers. In order to promote broader adoption rates at other cancer centers and hospitals, we plan to work with our customers to collect and publish data on clinical efficacy, treatment times and clinical results for patients who have been treated on a MRIdian. While we do not currently have statistically significant, objective evidence that MRIdian improves patient outcomes or decreases healthcare costs, we are currently sponsoring three prospective studies at Washington University in St. Louis to compare SBRT in the breast, lung and abdomen on MRIdian to other IGRT systems. We plan to continue to support further studies to demonstrate the benefits of MRI-guided radiation therapy and adaptive treatment planning. As data accumulate from the use of MRIdian, we plan to work with professional healthcare organizations to further support global marketing efforts, additional product clearances, approvals and/or registrations and potential improvements in reimbursement.

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

Our major competitors with devices approved for distribution in the United States or globally include Varian Medical Systems, Inc., or Varian, Elekta AB, or Elekta, and Accuray Incorporated, or Accuray. Many of our direct competitors have greater financial, sales and marketing, service infrastructure and research and development capabilities than we do, as well as more established reputations and current market share. The main limitations of currently approved devices are the lack of real-time, clear images before and during the treatment, as well as the ability to perform on-table adaptive planning.

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

Manufacturing

We have adopted a model in which we rely on subsystem manufacturing, assembly and testing by our key suppliers. The MRIdian system is integrated at the customer site. Through this approach, we avoid the majority of the fixed cost structure of manufacturing facilities. We purchase major components and subsystems for MRIdian from national and international third-party OEM suppliers and contract manufacturers. These major components include the magnet, MRI electronics, ring gantry, radiation therapy heads, Cobalt-60 sources, linear accelerator, multi-leaf collimators, patient-treatment table and computers. We also directly purchase minor components and parts. At the customer site, we assemble and integrate these components with our proprietary software and perform multiple levels of testing and qualification. The system undergoes a final acceptance test, which is performed in conjunction with the customer.

Many of the major subsystems and components of MRIdian are currently procured through single and sole source suppliers. Among these are the magnet, MRI electronics, MRI coils, ring gantry, Cobalt-60 sources, linear accelerator and the patient-treatment table. We have entered into multi-year supply agreements for most of our major components and subsystems. Except for the MRI power, control and image reconstruction subsystem, we own the design of all other major subsystems and components.

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

We hold a license to three issued U.S. patents, 15 issued foreign patents (eight of which were issued in Great Britain, Germany, France and the Netherlands as a result of two applications filed and allowed through the European Patent Office), one pending U.S. application (which is allowed) and five pending foreign applications as of January 18, 2017. We own an additional 16 issued U.S. patents, 16 issued foreign patents, 21 pending U.S. applications (one of which is allowed) and 81 pending foreign applications (three of which are allowed) as of January 18, 2017. Assuming all required fees are paid, individual patents or patent applications owned or licensed by us will expire between 2021 and 2037. We also have a joint ownership interest with Case Western Reserve University in one issued patent and one U.S. application.

Our portfolio includes patents and patent applications directed to system-wide aspects of MRIdian and to key aspects of its subsystems and components. The initial licensed patents for our core technology broadly cover the simultaneous use of MR imaging and isotopic external-beam radiation therapy. Such patents have been granted in the United States, Europe, Hong Kong, Australia and Japan, and additional related patent applications remain pending in China, Canada, the United States, Australia and Japan. We have issued U.S. and foreign patents and pending continuation applications of the licensed patents that extend this core technology to alternate beam technologies. Additionally, we have patents and patent applications that cover critical design elements including, among others, our approach to Cobalt IMRT, our methods for integrating MRI and the radiation delivery system, and the design of our disassemblable, or “pop apart,” magnet which enables the MRI sub-system to fit into most standard radiation therapy vaults. The U.S. patent application on our approach to Cobalt IMRT has been issued, the patent application on our split gradient coil has been issued in the United States, Japan, Australia and China and numerous applications on other design elements are pending in the United States and foreign jurisdictions. In addition, we have U.S. and Australian patents and U.S. and foreign patent applications (including allowed applications in China and Europe) that cover the use of MRI imaging at a frequency sufficient to account for real-time organ motion to provide video rate tissue tracking in disciplines outside of radiation therapy. Many of the patents and applications in our portfolio covering aspects of the MRIdian with cobalt system also cover the MRIdian Linac. In addition, we have patents issued in the U.S., Australia, Japan and China, and additional applications pending in the U.S. and foreign jurisdictions, specifically directed to technology enabling the MRIdian Linac combination of MRI and linear accelerator technology.

We continue to review new technological developments in our system and in the field as a whole in order to make decisions about what filings would be most appropriate for us. An additional key component of our intellectual property is our proprietary software used in planning and delivering MRIdian’s therapeutic radiation dose.

In December 2004, we entered into a licensing agreement with the University of Florida Research Foundation, Inc., or UFRF, whereby UFRF granted us a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,653 shares of common stock and a royalty from sales of products developed and sold by us utilizing the licensed patents. We were obligated to meet certain product development and commercialization milestones by various dates through December 31, 2014. The significant milestones met prior to December 31, 2013 included: (i) completion of a business plan and Small Business Technology Transfer grant application; (ii) securing a minimum of $20.0 million venture financing; (iii) successful relocation and build out of our headquarters; (iv) receipt of the first magnet from an OEM partner; (v) hiring of a chief executive officer with industry experience in developing and commercializing similar products; and (vi) filing for FDA approval. The final milestone, which required us to recognize the first commercial sale of the MRIdian system to retail customers by December 31, 2014, was met during the year ended December 31, 2013. If these milestones had not been accomplished, UFRF would have had the right to terminate the licensing agreement. Royalty payments are based on 1% of net sales, defined as the amount collected on sales of licensed products and/or licensed processes after deducting trade and/or quantity discounts, credits on returns and allowances, outbound transportation costs paid and sales tax. Minimum quarterly royalty payments of $50,000 commenced with the quarter ended March 31, 2014 and are payable in advance. Minimum royalties paid in any calendar year will be credited against earned royalties for such calendar year. The royalty payments continue until the earlier of (i) the date that no licensed patents remain enforceable or (ii) the payment of earned royalties, once begun in 2014, cease for more than four consecutive calendar quarters.

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

By way of example, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula, and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025. MACRA also introduced a quality payment program under which individual providers with Medicare billings of $30,000 or 100 patient visits per year will be subject to certain incentives or penalties based on new program quality standards.  The quality payment program has two tracks, one known as the merit based incentive payment system for providers in the fee-for service Medicare program, and the advanced alternative payment model for providers in specific care models, such as accountable care organizations.  Payment adjustments for the Medicare quality payment program will begin in 2019.

The Centers for Medicare & Medicaid Services, or CMS, also publishes annual updates to the hospital outpatient prospective payment system, or HOPPS. These payments are bundled amounts received by our hospital customers for hospital outpatient services, including conventional radiation therapy and IMRT, which may result in lower reimbursement to our customers for procedures performed using MRIdian.

We plan to work with our customers to collect and publish data on clinical results for patients who have undergone procedures on MRIdian. We are currently sponsoring three prospective studies that are estimated to be completed between 2017 and 2018 at Washington University in St. Louis to compare MRIdian to other IGRT systems, and we plan to continue to support further studies to demonstrate the benefits of MRI-guided radiation therapy and adaptive treatment planning. As data accumulate from the use of our system, we plan to work with professional healthcare organizations to further support global marketing efforts, additional product clearances, approvals and/or registrations and potential improvements in reimbursement. Additionally, we currently provide reimbursement support to our customers through a third-party vendor.

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

In March 2016, we announced the development of a linear accelerator version of our MRIdian technology. To date, we have achieved critical milestones in the development of this combined MRI and linac technology. Other significant technology incorporated into the MRIdian Linac includes radio frequency “cloaking” technology to preserve the integrity of the MR image quality in the presence of radio frequencies emitted by the linear accelerator, magnetic shielding technology to enable undistorted delivery of radiation, double- focused multi-leaf collimator technology for the delivery of sharp radiation beams and incorporation of the existing MRIdian proprietary “pop-apart” magnet design.

We have designed the linac technology such that our MRIdian with cobalt systems should be able to be modified to incorporate the linac technology. In September 2016, we received CE mark approval in the European Union, and in February 2017, we received 510(k) clearance from the FDA to market the MRIdian Linac system in the United States. MRIdian Linac is now commercially available in the key markets of the EU and the United States.

We believe the MRIdian Linac will broaden our addressable market, accelerate our sales cycle, reduce our backlog conversion time and improve our gross margins.

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

At December 31, 2016, we had a total of 29 employees in our research and development departments. Research and development expenses were $11.4 million, $10.4 million and $9.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. We plan to continue to increase our investment in research and development in future periods.

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

MRIdian with cobalt and the MRIdian Linac system have been classified as Class II medical devices subject to the 510(k) clearance process.

510(k) clearance process. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent” to either

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

In the fall of 2016 we submitted an application for 510(k) clearance by the FDA for MRIdian Linac, and in February 2017, we received 510(k) clearance from the FDA to market the MRIdian Linac system.

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

None of our products have been subject to the PMA approval process, and we have no plans for any indication, system improvements or extensions that we believe would require a PMA.

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

Radiological health. We are also regulated by the FDA under the Electronic Product Radiation Control provisions of the FDCA because MRIdian contains gamma radiation producing components, and because we assemble these components during manufacturing and service activities. The Electronic Product Radiation Control provisions require gamma radiation producing products to comply with certain regulations and applicable performance standards. Manufacturers are required to certify in product labeling and reports to the FDA that their products comply with all necessary standards as well as maintain manufacturing, testing and sales records for their products. The Electronic Product Radiation Control provisions also require manufacturers to report product defects and affix appropriate labeling to covered products. Failure to comply with these requirements could result in enforcement action by the FDA, which can include any of the sanctions described above. We do not believe that the MRIdian Linac is subject to these requirements.

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

Outside the United States, various laws apply to the import, distribution, installation and use of MRIdian, in consideration of the nuclear materials within MRIdian. Upon 510(k) clearance and commercialization, we do not expect that the MRIdian Linac would fall under this regulation.

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

False Claims Act. The federal civil False Claims Act prohibits anyone from knowingly and willfully presenting, or causing to be presented, claims for payment, that are false or fraudulent, for services not provided as claimed. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $10,781 to $21,563 for each separate false claim, and may be excluded from participation in federal health care programs, and, although the federal False Claims Act is a civil statute, violations may also implicate various federal criminal statutes. Several states have also adopted comparable state false claims act, some of which apply to all payors.

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

Physician payment transparency laws. There has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers and entities. The Affordable Care Act, among other things, imposed new reporting requirements on certain manufacturers, including certain device manufacturers, for payments provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information may result in civil monetary penalties of up to an aggregate of $165,786 per year and up to an aggregate of $1,105,241 per year for “knowing failures.” Device manufacturers must submit reports by the 90th day of each calendar year.

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

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2025 unless additional Congressional action is taken, as well as, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals and imaging centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Regulation in the EU

In the European Union, or EU, we are required under the European Medical Device Directive (Council Directive 93/42/EEC) to affix the CE mark to our MRIdian systems in order to sell the MRIdian systems in member countries of the EU. The CE mark is an international symbol that represents adherence to certain essential principles of safety and effectiveness mandated in the European Medical Device Directive (the so-called “essential requirements”). Once affixed, the CE mark enables a product to be sold within the EEA, which is composed of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein.

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

We received the CE Certificate of Conformity from our Notified Body in November 2014, allowing us to affix the CE mark to MRIdian in order to sell it throughout the EEA. In September 2016, we received approval for CE marking in the European Union for our MRIdian Linac.

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

In September 2012, the European Commission published proposals for the revision of the EU regulatory framework for medical devices. The proposals would replace the Medical Devices Directive and the Active Implantable Medical Devices Directive with two new regulations: the Medical Devices Regulation and the In-Vitro Diagnostic Medical Devices Regulation. Unlike directives, which must be implemented into the national laws of the EU Member States, the regulations would be directly applicable, i.e., without the need for adoption of EU Member State laws implementing them, in all EEA Member States and are intended to eliminate current differences in the regulation of medical devices among EEA Member States.

The European Parliament adopted its position on the European Commission’s proposals in first reading in April 2014 and the European Council agreed on its general approach in October 2015. Interinstitutional negotiations between the European Council, Parliament and Commission concluded with an agreement on a revised version of the proposals in May 2016. Both proposals are now undergoing legal-linguistic revision. The formal first reading of the Council is expected early this year, followed by a plenary vote in Parliament at second reading, which would lead to the final adoption of the two regulations in the first quarter of 2017. The Medical Devices Regulation will however only become applicable three years after publication while the In-Vitro Diagnostic Medical Devices Regulation will only become applicable five years after publication. Once applicable, the new regulations will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU;
•	strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Regulation in Other Countries

We will be subject to additional regulations in foreign countries in which we intend to market, sell and import MRIdian. We or our distributors must receive all necessary approvals or clearance prior to marketing and importing MRIdian in those international markets. We received a license and permission to import MRIdian into the United Arab Emirates in December 2014. We received regulatory approval in Italy in January 2015, Korea in September 2015, as well as Japan and China in August 2016. We will seek approvals in other countries as may be required in the future.

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

Employees

At December 31, 2016, we had 92 full-time employees. Within our workforce at December 31, 2016, 29 employees are engaged in research and development and 63 employees in business development, finance, human resources, facilities and general management and administration. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

We have historically incurred substantial net losses, including net losses of $50.6 million, $45.0 million and $33.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. We expect our net losses to continue as a result of ongoing investments in product development and expansion of our commercial operations, including increased manufacturing, and sales and marketing. These net losses have had, and will continue to have, a negative impact on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability could harm our business, financial condition, results of operations and cash flows.

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

If clinicians do not widely adopt MRI-guided radiation therapy or MRIdian Linac fails to achieve and sustain sufficient market acceptance, we will not generate sufficient revenue and our growth prospects, financial condition and results of operations could be harmed.

Our MRI-guided radiation therapy system, MRIdian, may never gain significant acceptance in the marketplace and, therefore, may never generate substantial revenue or allow us to achieve or maintain profitability. Widespread adoption of MRI-guided radiation therapy depends on many factors, including acceptance by clinicians that MRI-guided radiation therapy is clinically-effective and cost-effective in treating a wide range of cancers, demand by patients for such treatment, successful education of clinicians on the various aspects of this treatment approach and coverage and adequate reimbursement for procedures performed using MRI-guided radiation therapy. If we are not successful in conveying to clinicians and hospitals that MRI-guided radiation therapy provides equivalent or superior radiation therapy compared to existing technologies, we may experience reluctance or refusal on the part of clinicians and hospitals to order, and third-party payors to pay for performing, a treatment in which MRIdian is utilized. Our ability to achieve commercial market acceptance for MRIdian or any other future products also depends on the strength of our sales, marketing and distribution organizations. In addition, our expectations regarding clinical benefits and cost savings from using MRIdian may not be accurate. These hurdles may make it difficult to demonstrate to physicians, hospitals and other healthcare providers that MRIdian is an appropriate option for radiation therapy, may be superior to available radiation therapy systems and may be more cost-effective than alternative technologies.

Furthermore, we may encounter difficulty in gaining inclusion in cancer treatment guidelines and gaining broad market acceptance by healthcare providers, third-party payors and patients. Healthcare providers may have difficulty in obtaining adequate reimbursement from government and/or third-party payors for cancer treatment, which may negatively impact adoption of MRIdian.

We may not be able to generate sufficient revenue from the commercialization of MRIdian with cobalt and MRIdian Linac to achieve and maintain profitability.

We rely solely on the commercialization of MRIdian with cobalt and MRIdian Linac to generate revenue. During the year ended December 31, 2016, we recognized revenue of $22.2 million from two installed MRIdian with cobalt system at VU University Medical Center in Amsterdam, Netherlands and Policlinico “A. Gemelli” Hospital in Rome, Italy, and shipment of two MRIdian with cobalt systems under the distribution agreement with Itochu Corporation for National Cancer Center and Edogawa Hospital in Japan, as well as service revenue at certain customer sites and distribution rights revenue. In order to successfully commercialize MRIdian with cobalt and MRIdian Linac, we will need to continue to expand our marketing efforts to develop new relationships and expand existing relationships with customers, to receive clearance or approval for MRIdian with cobalt and MRIdian Linac in additional countries, to achieve and maintain compliance with all applicable regulatory requirements and to develop and commercialize new features for MRIdian with cobalt and MRIdian Linac. We cannot assure you that we will be able to achieve or maintain profitability. If we fail to successfully commercialize MRIdian with cobalt and MRIdian Linac, we may never receive a return on the substantial investments in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance that we have made, as well as further investments we intend to make, which may cause us to fail to generate revenue and gain economies of scale from such investments.

In addition, potential customers may decide not to purchase MRIdian with cobalt and MRIdian Linac, or our customers may decide to cancel orders due to changes in treatment offerings, research and product development plans, difficulties in obtaining coverage or reimbursement for MRI-guided radiation therapy treatment, complications with facility build-outs, utilization of MRI-guided radiation therapy or other cancer treatment methods developed by other parties, lack of financing or the inability to obtain or delay in obtaining a certificate of need from state regulatory agencies or zoning restrictions, all of which are circumstances outside of our control.

In addition, demand for MRIdian with cobalt and MRIdian Linac systems may not increase as quickly as we predict, and we may be unable to increase our revenue levels as we expect. Even if we succeed in increasing adoption of MRIdian with cobalt and MRIdian Linac systems by hospitals and other healthcare providers, maintaining and creating relationships with our existing and new customers and developing and commercializing new features for MRIdian with cobalt and MRIdian Linac, we may not be able to generate sufficient revenue to achieve or maintain profitability.

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

Our success depends on the market’s confidence that MRIdian can provide reliable, high-quality MRI-guided radiation therapy. At December 31, 2016, there are only seven MRIdian systems installed, and two other MRIdian systems have been delivered and are expected to be installed in early 2017, and therefore we have limited statistics regarding the efficacy or reliability of MRIdian. We believe that our customers are likely to be particularly sensitive to product defects and errors, including functional downtime that limits the number of patients that can be treated using the system or a failure that is costly to repair. For example, in January 2014, we initiated a correction of the system at Washington University in St. Louis due to a defect we identified in an advanced software feature in the treatment planning system of MRIdian. We promptly updated our software to resolve this defect and notified the U.S. Food and Drug Administration, or FDA, of this correction. We cannot assure that similar product defects or other errors will not occur in the future. This could also include the mistreatment of a patient with MRIdian caused by human error on the part of MRIdian’s operators or prescribing physicians or as a result of a machine malfunction. We may be subject to regulatory enforcement action or legal claims arising from any defects or errors that may occur. Any failure of MRIdian to perform as expected could harm our reputation, business and results of operations.

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

The safety and efficacy of MRIdian with cobalt and MRIdian Linac for certain uses is not currently supported by long-term clinical data, and MRIdian with cobalt and MRIdian Linac may therefore be less safe and effective than initially anticipated.

MRIdian with cobalt and MRIdian Linac have received premarket clearance by the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FDCA. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. This process is typically shorter and generally requires the submission of less supporting documentation than the FDA’s premarket approval process and does not always require long-term clinical studies. Additionally, to date, we have not been required to complete long-term clinical studies in connection with the sale of MRIdian with cobalt or MRIdian Linac outside the United States. As a result, we currently lack the breadth of published long-term clinical data supporting the efficacy of MRIdian with cobalt or MRIdian Linac and the benefits each offers that might have been generated in connection with other marketing authorization processes. In addition, because MRIdian with cobalt has only been on the market since 2013, and MRIdian Linac has yet to be installed at a customer site, we have limited complication or patient survival rate data with respect to treatment using the systems. If future patient studies or clinical testing do not support our belief that MRIdian with cobalt or MRIdian Linac offers a more advantageous treatment for a wide variety of cancer types, market acceptance of these systems could fail to increase or could decrease and our business could be harmed.

If we choose to, or are required to, conduct additional studies, such studies or experience could reduce the rate of coverage and reimbursement by both public and private third-party payors for procedures that are performed with MRIdian with cobalt or MRIdian Linac, slow the market adoption of our product by physicians, significantly reduce our ability to achieve expected revenues and prevent us from becoming profitable. In addition, if future studies and experience indicate that MRIdian with cobalt or MRIdian Linac causes unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls or suspension or withdrawal of FDA clearance, and our reputation with physicians, patients and healthcare providers may suffer.

There have been instances of patients’ severe injury or death due to either operator misuse or system malfunction with other radiation therapy systems. If our redundant safety systems do not operate as we expect, or were misused by operators, MRIdian with cobalt or MRIdian Linac could severely injure or kill a patient. This could result in lawsuits, fines or damage to our reputation.

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

We have limited experience in marketing and selling MRIdian. We have only been selling MRIdian since 2013, have only seven MRIdian systems installed at December 31, 2016, and two other MRIdian systems that have been delivered and are expected to be installed in early 2017, and have only treated patients since early 2014. In addition, MRIdian is a new technology in the radiation therapy systems sector and our future sales will largely depend on our ability to increase our marketing efforts and adequately address our customers’ needs. We believe it is necessary to maintain a sales force that includes sales representatives with specific technical backgrounds that can support our customers’ needs. We will also need to attract and develop sales and marketing personnel with industry expertise. Competition for such employees is intense and we may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of MRIdian and we may never generate sufficient revenue to achieve or sustain profitability.

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

Each MRIdian is a major capital equipment item and is subject to a lengthy sales cycle. The time from initial customer contact to execution of a contract can take 18 to 24 months or more. Following execution of a contract, it generally takes nine to 12 months for a customer to customize an existing facility or construct a new vault, which is inclusive of the time from when a customer places the order to when the system is delivered. During this time, facilities support and transitioning, as well as permitting, are typically required, which can take several months. The time required to customize an existing facility prior to installation, including modifications of a standard vault to accommodate an MRI, is currently three months. If a customer does not have an existing vault available, it may take longer to construct a new vault. In some cases, customers may request installation for a date later in the future to meet their own clinical or business requirements. Upon the commencement of installation at a customer’s facility, it typically takes forty-five to ninety days to complete the installation and on-site testing of the system, including the completion of acceptance test procedures. If a small number of customers defer installation of a MRIdian for even a short period, recognition of a significant amount of revenue may be deferred to a subsequent period. Because our operating costs are relatively fixed, our inability to recognize revenue in a particular period may impact our profitability in that period. As a result, the inability to recognize revenue in a particular period may make it difficult to compare our operating results with prior periods. The price of a MRIdian requires a portion of our target customers to obtain outside financing before committing to purchase a MRIdian system. Such financing may be difficult for our customers to obtain in any given period, if at all. The requirement of site-specific modifications or construction may also delay adoption or overall demand. In addition, while we believe that our backlog of orders provides a better measure at any particular point in time of the long-term performance prospects of our business than our operating results for a particular period, investors may attribute significant weight to our operating results for a particular period, which may be volatile and as a result could cause fluctuations in our stock price.

The commercial introduction of the MRIdian Linac may not accelerate the current sales cycle.

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

We define backlog as the accumulation of all orders for which revenue has not been recognized and we consider valid. The determination of backlog includes, among other factors, our subjective judgment about the likelihood of an order becoming revenue and the regulatory approval required in the customer’s jurisdiction, if any. Our judgments in this area have been, and in the future may be, incorrect and we cannot assure you that, for any order included in backlog, we will recognize revenue with respect to such order. In addition, orders can be delayed for a number of reasons, many of which are beyond our control, including supplier delays which may cause delays in our manufacturing process, customer delays in commencing or completing construction of its facility, delays in obtaining zoning or other approvals and delays in obtaining financing. We may not be aware of these delays affecting our suppliers and customers and as a result may not consider them when evaluating the contemporaneous effect on backlog. Moreover, orders generally do not have firm dates by when a customer must take delivery, which could allow a customer to delay the order without cancelling the contract. We believe the introduction of our MRIdian Linac will increase the number of orders we receive and accelerate the conversion of orders in backlog; however, customers with orders in the backlog currently may delay their installations until the MRIdian Linac becomes available or is proven to perform well after installation. Further, our backlog could be reduced due to cancellation of orders by customers. Should a cancellation occur, our backlog and anticipated revenue would be reduced unless we were able to replace such order. Reported reductions in our backlog could negatively impact our future results of operations or the price of our common stock.

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

We believe that our MRIdian Linac could significantly reduce product costs and increase gross margins; however, if we cannot fully implement MRI linac technology into our products, or if we are delayed or prevented from selling products incorporating MRI linac technology due to FDA or other regulatory constraints, such lower product costs and higher gross margins may be delayed or may not materialize. Even if we are able to implement cost reduction and quality improvement efforts successfully, our service operations may remain unprofitable given the relatively small size and geographic dispersion of our installed base, which prevents us from achieving significant economies of scale for the provision of services. If we are unable to continue to sell MRIdian at increasingly higher prices that result in higher gross margins, we may never become profitable.

We may not be able to develop new products or enhance the capabilities of MRIdian to keep pace with our industry’s rapidly changing technology and customer requirements.

Our industry is characterized by rapid technological changes, new product introductions and enhancements and evolving industry standards. Our business prospects depend on our ability to develop new products and applications for our technology in new markets that develop as a result of technological and scientific advances, while improving the performance and cost-effectiveness of MRIdian. New technologies, techniques or products could emerge that might offer better combinations of price and performance than MRIdian systems. The market for radiation therapy treatment products is characterized by rapid innovation and advancement in technology. It is important that we anticipate changes in technology and market demand, as well as physician, hospital and healthcare provider practices to successfully develop, obtain clearance or approval, if required, and successfully introduce new, enhanced and competitive technologies to meet our prospective customers’ needs on a timely and cost-effective basis. Nevertheless, we must carefully manage our introduction of new products. If potential customers believe that such products will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products are available, such as the MRI linac technology. We believe the introduction of MRI linac technology will increase our sales; however, customers with orders in the backlog may delay their installations until the MRIdian Linac becomes available or is proven to perform well after installation. Furthermore, we may experience delays in upgrading the current MRIdian with cobalt systems with the MRIdian Linac. We may also have excess or obsolete inventory as we transition to new products, and we have no experience in managing product transitions. If we do not successfully innovate and introduce new technology into our anticipated product lines, such as the MRIdian Linac, or effectively manage the transitions of our technology to new product offerings, our business, financial condition and results of operations could be harmed.

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

In addition to the competition that we face from technologies performing similar functions to MRIdian, competition also exists for the limited capital expenditure budgets of our customers. A potential purchaser may be forced to choose between two items of capital equipment. Our ability to compete may also be negatively impacted when purchase decisions are based largely upon price, because MRIdian is a premium-priced system relative to other capital expenditures and alternative radiation therapy technologies. In certain circumstances, a purchaser may decide that an alternative radiation therapy system priced below MRIdian may be sufficient for its patient population given the relative upfront cost savings. In addition to the cost of the MRIdian system, U.S. customers are required to inspect the Cobalt-60 every five years, and our MRIdian customers may incur significant costs associated with the inspection, replacement and disposal of Cobalt-60.

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

We rely on several sole suppliers, including Japan Superconductor Technology, Inc., Siemens AG, Best Theratronics Ltd., Tesla Engineering Limited and Quality Electrodynamics, LLC, for certain components of MRIdian. These and other sole suppliers, and any of our other suppliers, may be unwilling or unable to supply components of MRIdian to us reliably and at the levels we anticipate or are required by the market. For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. Any such interruption could harm our reputation, business, financial condition and results of operations.

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

Further, MRIdian Linac is newly developed and we may encounter difficulties in finding suppliers able to meet delivery quantities or timelines for systems with MRIdian Linac. If we should encounter such delays or difficulties, it could significantly impact our ability to install systems with MRIdian Linac in a timely or cost-effective manner.

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

We rely on arrangements with third-party distributors for sales and installation of MRIdian in international markets. To date, our third-party distributors have not solely completed the installation of any MRIdian systems internationally. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these distributors become unsatisfactory, including the failure of such distributors to properly install MRIdian, we may experience delays in meeting our customers’ product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver, install or service products in a timely manner may damage our reputation and could cause us to lose current or potential customers.

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

Historically, under the Medicare Physician Fee Schedule, or MPFS, when the application of the formula resulted in lower payment, Congress passed interim legislation to prevent the reductions. In April 2015, however, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, was signed into law, which repealed and replaced the statutory formula for Medicare payment adjustments to physicians. MACRA provided a permanent end to the annual interim legislative updates that had previously been necessary to delay or prevent significant reductions to payments under the Medicare Physician Fee Schedule. MACRA provided for a 0.5% update from July 1, 2015 through December 31, 2015, and for each calendar year through 2019, after which there will be a 0% annual update each year through 2025. In addition, MACRA required the establishment of the Merit-Based Incentive Payment System, beginning in 2019, under which physicians may receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities and meaningful use of electronic health records. MACRA also required the Centers for Medicare & Medicaid Services, or CMS, beginning in 2019, to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations, that emphasize quality and value over the traditional volume-based fee-for-service model. It is unclear what impact, if any, MACRA will have on our business and operating results, but any resulting decrease in payment may result in reduced demand for our services.

CMS also publishes annual updates to HOPPS. These payments are bundled amounts received by our hospital customers for hospital outpatient services, including conventional radiation therapy and IMRT, which may result in lower reimbursement to our customers for procedures performed using MRIdian.

In addition, in 2016, CMS implemented changes to the reimbursement of certain services performed in the freestanding center setting which, to date, have not had any material impact on the services delivered with our products.

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

Based on our current business plan, we believe that our existing cash and cash equivalents, together with cash receipts from sales of MRIdian systems and the plan to raise additional capital from various sources from time to time, will enable us to conduct our planned operations for at least the next 12 months. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for MRIdian as a result of lower than currently expected rates of reimbursement from commercial third-party payors and government payors or due to other risks described herein, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

•	increase our sales and marketing efforts to increase market adoption of MRIdian and address competitive developments;
•	provide for supply and inventory costs associated with plans to accommodate potential increases in demand for MRIdian systems;
•	fund development and marketing efforts of any future products and technologies, or additional features to then-current products, including MRIdian linac technology;
•	acquire, license or invest in new technologies;
•	acquire or invest in complementary businesses or assets; and
•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth and improve gross margins;
•	our rate of progress in establishing coverage and reimbursement arrangements with domestic and international commercial third-party payors and government payors;
•	the cost of expanding our operations and offerings, including our sales and marketing efforts;
•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of MRIdian;
•	the cost of research and development activities;
•	the effect of competing technological and market developments;
•	costs related to international expansion; and
•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to MRIdian.

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

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could harm our business.

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

At December 31, 2016, we had $45.0 million in outstanding debt to CRG. Borrowings under our loan and security agreement with CRG are secured by substantially all of our personal property, including our intellectual property. Our loan and security agreement restricts our ability to, among other things:

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

At December 31, 2016, we had federal net operating loss carryforwards, or NOLs, of $210.4 million, which begin to expire in the year ending December 31, 2024, and $131.1 million related to state net operating loss carryforwards, which begin to expire in the year ending December 31, 2019. We also had federal research and development tax credit carryforwards of $2.9 million, and state carryforwards of $255 thousand for the year ended December 31, 2016. These credits expire at various dates through the year ending December 31, 2024. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe we have experienced at least one ownership change in the past. We are currently analyzing the tax impacts of such ownership change on our federal NOLs and credit carryforwards. Future changes in our stock ownership, including this or future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be limited under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

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

We maintain product liability insurance, but the amounts of insurance coverage may not fully protect us from the financial impact of defending against product liability claims. Any product liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could lead to regulatory investigations, product recalls or withdrawals, damage our reputation or cause current vendors, suppliers and customers to terminate existing agreements and potential customers and partners to seek other suppliers of radiation therapy systems, any of which could negatively impact our results of operations.

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

In addition to our marketing and sales of MRIdian in the United States, we also market MRIdian in North America, Europe and the Pacific Rim, with contracts signed with customers and distributors in Taiwan, Turkey, Korea, China, the United Arab Emirates, Hong Kong, Japan, France, Germany, Italy and Russia. Our international business operations are subject to a variety of risks, including:

•	difficulties in staffing and managing foreign and geographically dispersed operations;
•	having to comply with various U.S. and international laws, including export control laws and the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, and anti-money laundering laws;

•	differing regulatory requirements for obtaining clearances or approvals to market MRIdian and future product enhancements for MRIdian including but not limited to, our MRIdian Linac;
•	changes in uncertainties relating to foreign rules and regulations that may impact our ability to sell MRIdian, perform services or repatriate profits to the United States;
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

We hold a license to three issued U.S. patents, 15 issued foreign patents (eight of which were issued in Great Britain, Germany, France and the Netherlands as a result of two applications filed and allowed through the European Patent Office), one pending U.S. application (which is allowed) and five pending foreign applications as of January 18, 2017. We own an additional 16 issued U.S. patents, 16 issued foreign patents, 21 pending U.S. applications (one of which is allowed) and 81 pending foreign applications (three of which are allowed) as of January 18, 2017. Assuming all required fees are paid, individual patents or patent applications owned or licensed by us will expire between 2021 and 2037. We also have a joint ownership interest with Case Western Reserve University in one issued patent and one U.S. application. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect MRIdian, any additional features we develop for MRIdian or any new products. Other parties may have developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. The patent positions of medical device companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. U.S. patents and patent applications may also be subject to supplemental examination or contested post-grant proceedings such as inter partes review, reexamination, interference or derivation proceedings before the U.S. Patent and Trademark Office and challenges in district court. Patents may be subjected to opposition, post-grant review or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent right sought by us, which in turn could affect our ability to commercialize MRIdian.

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

Each MRIdian is a medical device subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices:

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

In the United States, we have obtained 510(k) premarket clearance from the FDA to market MRIdian with Cobalt-60 for the provision of stereotactic radiosurgery and precision radiotherapy for lesions, tumors and conditions anywhere in the body where radiation treatment is indicated. An element of our strategy is to continue to upgrade MRIdian to incorporate new software and hardware enhancements. We expect that such upgrades, as well as other future modifications, may require new 510(k) clearance; however, future upgrades may be subject to the substantially more costly, time-consuming and uncertain PMA process. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In August 2016, we filed for FDA 510(k) clearance for the MRIdian Linac and received FDA clearance in February 2017.

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

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared product on a timely basis. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) clearance process, the FDA initiated an evaluation, and in January 2011, announced several proposed actions intended to reform the clearance process. The FDA intended these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. In addition, as part of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms, which are further intended to clarify and improve medical device regulation both pre- and post-clearance and approval. More recently, the FDA issued draft guidance in August 2016 intended to assist industry in determining when a change to a previously 510(k)-cleared product requires a new premarket notification to be submitted to the FDA.  Once finalized, this guidance will replace the 1997 guidance on the same topic. Some of these proposals and reforms could impose additional regulatory requirements upon us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.  For example, certain policies of the Trump administration may impact our business and industry.  Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  Notably, on January 23, 2017, President Trump ordered a hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions.  Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law.  These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances.  For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation.  In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents.  In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as  a “Regulatory Reform Officer” and establish  a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority.  If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

In order to sell MRIdian in member countries of the EEA, MRIdian must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE mark to MRIdian, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the EU Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the EEA to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. We have the right to affix the CE mark to MRIdian with cobalt since November 2014 and MRIdian Linac since September 2016. If we fail to remain in compliance with applicable European laws and directives, we would not be able to continue to affix the CE mark to MRIdian with cobalt and MRIdian Linac, which would prevent us from selling MRIdian with cobalt or MRIdian Linac within the EEA. We will also need to obtain regulatory approval in other foreign jurisdictions in which we plan to market and sell MRIdian with cobalt and MRIdian Linac.

Modifications to MRIdian with cobalt or MRIdian Linac and our future products may require new 510(k) clearances or PMA approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.

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

In February 2017, we received a 510(k) premarket clearance from the FDA to market the MRIdian system that contains MRIdian Linac. As we make other changes or enhancements to our MRIdian system, we will need to determine whether the FDA clearance is required or not. However, the FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to MRIdian in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required. We may make similar modifications or add additional features in the future that we believe do not require a new 510(k) clearance or approval of a PMA. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

Furthermore, the FDA’s ongoing review of the 510(k) clearance process may make it more difficult for us to make modifications to our previously cleared products, either by imposing more strict requirements on when a new 510(k) notification for a modification to a previously cleared product must be submitted, or applying more onerous review criteria to such submissions. For example, the FDA is currently reviewing its guidance describing when it believes a manufacturer is obligated to submit a new 510(k) for modifications or changes to a previously cleared device and issued a draft guidance in August 2016 to assist device manufacturers in making this determination. When finalized, this guidance will replace the FDA’s long-standing guidance issued in 1997 on the same topic. We cannot guarantee whether the FDA’s approach in future guidance will result in substantive changes to existing policy and practice regarding the assessment of whether a new 510(k) is required for changes or modifications to existing devices. The FDA continues to review its 510(k) clearance process, which could result in additional changes to regulatory requirements or guidance documents, which could increase the costs of compliance or restrict our ability to maintain current clearances.

If treatment guidelines for cancer radiation therapies change or the standard of care evolves, we may need to redesign and seek new marketing authorization from the FDA for MRIdian with cobalt or MRIdian Linac.

If treatment guidelines for cancer radiation therapies or the standard of care evolves, we may need to redesign MRIdian and seek new clearances or approvals from the FDA for MRIdian with cobalt or MRIdian Linac. Our 510(k) clearance from the FDA is based on current treatment guidelines. If treatment guidelines change so that different treatments become desirable, the clinical utility of MRIdian with cobalt or MRIdian Linac could be diminished and our business could suffer. For example, competition by other forms of cancer treatment, in particular personalized medicine approaches in targeting drugs and biologics, could reduce the use of radiation therapy as a standard of care in certain indications.

The misuse or off-label use of MRIdian with cobalt or MRIdian Linac may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Clinicians or physicians may misuse MRIdian with cobalt or MRIdian Linac or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If MRIdian with cobalt or MRIdian Linac is misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance. In addition, any of the events described above could harm our business.

In addition, MRIdian with cobalt and MRIdian Linac have been cleared by the FDA for specific treatments. We train our marketing and direct sales force to not promote MRIdian with cobalt and MRIdian Linac for uses outside of the FDA-cleared indications for use, known as “off-label uses.” For example, MRIdian with cobalt and MRIdian Linac have not been indicated for diagnostic use. We cannot, however, prevent a physician from using MRIdian with cobalt or MRIdian Linac off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use MRIdian with cobalt or MRIdian Linac off-label. Furthermore, the use of MRIdian with cobalt or MRIdian Linac for indications other than those cleared by the FDA or authorized by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

Sales of our devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling MRIdian or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. We have applied for and received regulatory approval in Europe, the United Arab Emirates, Taiwan, Korea, Japan, China and Italy, where regulatory approval is required in addition to the CE mark. We currently have orders to deliver MRIdian to customers in the United States, Taiwan, China, Korea, Italy, Germany, France and the United Arab Emirates, which we include in our backlog due to the status of each sales order and our regulatory approval processes in these countries. Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we plan to market MRIdian or that we will be able to do so on a timely basis. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations or approvals may significantly differ from FDA requirements. If we modify MRIdian, we or our distributors may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. If we or our distributors are unable to maintain our authorizations in a particular country, we will no longer be able to sell MRIdian in that country, which could harm our business.

Regulatory clearance or approval by the FDA does not ensure marketing authorization by regulatory authorities in other countries, and authorization for marketing by one or more foreign regulatory authorities does not ensure marketing authorization will be granted by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining marketing authorization in one country may have a negative effect on the regulatory process in others.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices or the reimbursement thereof. In addition, the FDA or Nuclear Regulatory Commission, or NRC, regulations and guidance are often revised or reinterpreted by the FDA or NRC in ways that may significantly affect our business and our MRIdian systems. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) clearance process, the FDA initiated an evaluation, and in January 2011, announced several proposed actions intended to reform the clearance process. In addition, as part of FDASIA, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms, which are further intended to clarify and improve medical device regulation both pre- and post-clearance or approval. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to manufacture, market or distribute MRIdian or future products. For example, the FDA issued draft guidance in August 2016 intended to assist the industry in determining when a change to a previously 510(k)-cleared product requires a new premarket notification to the FDA.  Once finalized, this guidance will replace the 1997 guidance on the same topic. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

•	additional testing prior to obtaining clearance or approval;
•	changes to manufacturing methods;
•	recall, replacement or discontinuance of MRIdian or future products; or
•	additional record keeping.

Any of these changes could require substantial time and cost and could harm our business and our financial results.

In September 2012, the European Commission published proposals for the revision of the EU regulatory framework for medical devices. The proposals would replace the Medical Devices Directive and the Active Implantable Medical Devices Directive with two new regulations: the Medical Devices Regulation and the In-Vitro Diagnostic Medical Devices Regulation. Unlike directives, which must be implemented into the national laws of the EU Member States, the regulations would be directly applicable, i.e., without the need for adoption of EU Member State laws implementing them, in all EEA Member States and are intended to eliminate current differences in the regulation of medical devices among EEA Member States.

The European Parliament adopted its position on the European Commission’s proposals in first reading in April 2014 and the European Council agreed on its general approach in October 2015. Interinstitutional negotiations between the European Council, Parliament and Commission concluded with an agreement on a revised version of the proposals in May 2016. Both proposals are now undergoing legal-linguistic revision. The formal first reading of the Council is expected early this year, followed by a plenary vote in Parliament at second reading, which would lead to the final adoption of the two regulations in the first quarter of 2017. The Medical Devices Regulation will however only become applicable three years after publication while the In-Vitro Diagnostic Medical Devices Regulation will only become applicable five years after publication. Once applicable, the new regulations will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU;
•	strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

These modifications may have an impact on the way we conduct our business in the EEA.

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

In particular, the U.S. Department of Health and Human Services has promulgated rules governing the privacy and security of individually identifiable health information under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA. These privacy and security rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information, limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose, and requiring administrative, technical and physical safeguards. Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entity customers, such as health care providers, under which we are considered to be a “business associate” under HIPAA. As a business associate, we are contractually bound and may also be directly responsible under HIPAA, as amended by HITECH, to implement policies, procedures and reasonable and appropriate security measures to protect any individually identifiable health information we may create, receive, maintain or transmit on behalf of covered entities. We may also be subject to state laws protecting the confidentiality of medical records where those state laws have stricter provisions than HIPAA, thus complicating compliance efforts. Our failure to protect or secure any individually identifiable health information received on behalf of customers could subject us to civil and criminal liability, including the imposition of monetary fines, and adverse publicity, and could harm our business and impair our ability to attract new customers.

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

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken, as well as the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

If our existing stockholders or optionholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after any applicable legal restrictions on resale lapse, the price of our common stock could decline. The perception in the market that these sales may occur could also cause the price of our common stock to decline. At December 31, 2016, we have outstanding a total of 43,581,184 shares of common stock.

In addition, based on the number of shares subject to outstanding awards under our 2008 Stock Option and Incentive Plan, or 2008 Plan, the number of shares subject to outstanding awards or available for issuance under our 2015 Equity Incentive Award Plan, or 2015 Plan, and our 2015 Employee Stock Purchase Plan, or ESPP, at December 31, 2016, 3,450,772 shares, 4,996,150 shares and 667,670 shares, respectively, of common stock that are either subject to outstanding options, outstanding but subject to vesting or reserved for future issuance under the 2008 Plan, 2015 Plan and ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act, which includes, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act The 2015 Plan contains provisions for the annual increase of the number of shares reserved for issuance under such plan. If the shares we may issue from time to time under the 2008 Plan, 2015 Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

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

We expect our operating results to be subject to fluctuations. Our operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to MRIdian with cobalt, MRIdian Linac or future development programs;
•	level of underlying demand for MRIdian with cobalt and MRIdian Linac and any other products we develop;
•	addition or termination of clinical trials or funding support;

•	receipt, modification or termination of government contracts or grants, and the timing of payments we receive under these arrangements;
•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;
•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved; and
•	regulatory developments affecting MRIdian with cobalt, MRIdian Linac or our competitors.

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

Based on the beneficial ownership of our common stock at December 31, 2016, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 80% of our common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, our current loan and security agreement with CRG contains, and our future loan arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Facilities

Our corporate headquarters are located in Oakwood Village, Ohio, where we lease and occupy approximately 41,000 square feet of office space. The current term of our Oakwood Village lease expires on October 31, 2017, with an option to extend the term through October 31, 2027. We also maintain an office in Mountain View, California, where we lease and occupy approximately 25,500 square feet of office space. The current term of our Mountain View lease expires on November 30, 2019. In connection with our Mountain View, California lease, we entered into a standby letter of credit with PNC Bank, National Association for $0.8 million, which is still outstanding at December 31, 2016.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of the date of this report, our common stock is listed on The NASDAQ Global Market under the symbol “VRAY,” which listing was completed on March 30, 2016. Prior to that, our common stock was quoted on the OTCQB, and there was a limited trading market for our common stock and there were few trades in our common stock. Because our common stock was thinly traded for that period, any reported sale prices may not be a true market-based valuation of our common stock. The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock, as reported by OTCQB, since the common stock commenced public trading:

	Common Stock
	High	Low

2015:
First Quarter	*	*
Second Quarter	*	*
Third Quarter	$7.50	$0.15
Fourth Quarter	$5.75	$3.25
2016:
First Quarter**	$5.50	$3.83
Second Quarter**	$4.86	$3.71
Third Quarter**	$5.31	$2.75
Fourth Quarter**	$4.47	$2.68

*	There was no market for our common stock during this period.
**

Prior to our stock being listed on the NASDAQ Global Market, prices reported are the high and low bid quotations on the OTCQB up through market closing on March 30, 2016.  Beginning on March 31, 2016, prices above are the high and low closing prices on The NASDAQ Global Market.

Stockholders

At December 31, 2016, we have 1,082 stockholders of record.

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

Sales of Unregistered Securities

In 2016, we granted stock options to employees, directors and consultants under the 2008 Plan and 2015 Plan covering an aggregate of 1,173,043 shares of common stock, at a weighted-average exercise price of $4.20 per share. Options covering an aggregate of 325,706 shares were canceled without being exercised.

In addition, we granted fully vested restricted stock units of 151,240 shares to certain directors, officers and consultants under the 2015 Plan, and such stock awards were issued but not released at December 31, 2016.

We sold an aggregate of 773,718 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $539,000 upon the exercise of stock options and stock awards in 2016.

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

	Year Ended December 31,
	2016	2015	2014	2013
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue:
Product	$20,555	$9,620	$5,988	$2,253
Service	1,504	530	411	12
Distribution rights	178	—	—	—
Grant	—	240	—	894
Total revenue	22,237	10,390	6,399	3,159
Cost of revenue:
Product	23,897	12,673	8,176	8,173
Service	1,969	1,871	975	14
Total cost of revenue	25,866	14,544	9,151	8,187
Gross margin	(3,629)	(4,154)	(2,752)	(5,028)
Operating expenses:
Research and development(1)	11,442	10,449	9,404	8,780
Selling and marketing(1)	5,601	5,139	4,681	3,781
General and administrative(1)	23,503	21,685	14,742	9,508
Total operating expenses	40,546	37,273	28,827	22,069
Loss from operations	(44,175)	(41,427)	(31,579)	(27,097)
Interest income	2	2	1	4
Interest expense	(5,951)	(3,452)	(2,243)	(97)
Other (expense) income, net	(512)	(117)	21	(32)
Loss before provision for income taxes	$(50,636)	$(44,994)	$(33,800)	$(27,222)
Provision for income taxes	—	1	—	—
Net loss	$(50,636)	$(44,995)	$(33,800)	$(27,222)
Cumulative dividends on convertible preferred stock	—	—	—	(2,898)
Deemed capital conversion of Series C convertible preferred stock into common stock	—	—	—	8,783
Deemed dividend on convertible preferred stock extinguishment	—	—	—	(6,863)
Deemed capital contribution on repurchase of Series A preferred stock	—	—	9	—
Net loss attributable to common stockholders	$(50,636)	$(44,995)	$(33,791)	$(28,200)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(1.26)	$(2.58)	$(37.87)	$(34.59)
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted(2)	40,068,307	17,432,434	892,315	815,340

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014	2013
	(in thousands)
Research and development	$593	$262	$85	$29
Selling and marketing	120	50	15	9
General and administrative	2,194	754	218	181
Total stock-based compensation expense	$2,907	$1,066	$318	$219

(2)	See Note 17 to our consolidated financial statements for an explanation of the method used to calculate our basic and diluted net loss per share attributable to common stockholders.

	At December 31,
	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$14,198	$20,667
Total assets	48,764	52,157
Deferred revenue, current and noncurrent portion	10,433	5,961
Long-term debt	44,290	29,016
Total liabilities	92,417	59,114
Total stockholder’s deficit	(43,653)	(6,957)

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

Also as previously reported, immediately prior to the closing of the Merger, under the terms of a split-off agreement, or the Split-Off Agreement, and a general release agreement, we transferred all of our pre-Merger operating assets and liabilities to our wholly-owned special-purpose subsidiary, Vesuvius Acquisition Corp., a Nevada corporation, or the Split-Off Subsidiary, formed on July 16, 2015.

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

As a result of the Merger and the change in our business and operations, a discussion of our past financial results is not pertinent, and under applicable accounting principles the historical financial results of ViewRay Technologies, Inc., the accounting acquirer, prior to the Merger are considered our historical financial results.

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

Basis of Presentation

The consolidated financial statements of ViewRay, Inc. for the years ended December 31, 2016, 2015 and 2014 contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these consolidated financial statements. All such adjustments are of a normal recurring nature.

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

We received initial 510(k) marketing clearance from the FDA for our treatment planning and delivery software in January 2011 and for MRIdian in May 2012. We also received permission to affix the Conformité Européene, or CE, mark to MRIdian in November 2014, allowing MRIdian to be sold within the European Economic Area. In August 2016, we received regulatory approval from the Japanese Ministry of Health, Labor and Welfare to market MRIdian in Japan. In August 2016, we also received approval from the China Food and Drug Administration to market MRIdian in China. In September 2016, we received CE mark approval in the EU, and in February 2017, we received 510(k) clearance from the FDA to market the MRIdian Linac system in the United States.

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

At December 31, 2016, we have installed MRIdian systems at seven cancer centers located at Washington University in St. Louis; University of California, Los Angeles; University of Wisconsin—Madison; Sylvester Comprehensive Cancer Center at the University of Miami; Seoul National University in South Korea; VU University Medical Center in the Netherlands and Policlinico “A. Gemelli” Hospital in Italy. Two other MRIdian systems have been delivered and are expected to be installed in early 2017 at Edogawa Hospital in Japan and National Cancer Center in Japan.

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

We generated product, service, distribution rights and grant revenue of $22.2 million, $10.4 million and $6.4 million, and had net losses of $50.6 million, $45.0 million and $33.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, we had 23 signed orders representing backlog value of $133.2 million.

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

Merger

On July 23, 2015, ViewRay, Inc. (f/k/a Mirax Corp.), and ViewRay Technologies, Inc. (f/k/a ViewRay Incorporated), consummated an Agreement and Plan of Merger and Reorganization, or Merger Agreement. Pursuant to the Merger Agreement, the stockholders of ViewRay Technologies, Inc. contributed all of their equity interests to ViewRay, Inc. for shares of the ViewRay, Inc.’s common stock and merged with the Company’s subsidiary, which resulted in ViewRay Technologies, Inc. becoming a wholly-owned subsidiary of ViewRay, Inc., or the Merger. Effective as of July 23, 2015, ViewRay, Inc. amended and restated its Certificate of Incorporation to increase its authorized common stock to 300,000,000 shares and 10,000,000 shares of “blank check” preferred stock, par value of $0.01 per share.

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

The Merger was accounted for as a reverse-merger and recapitalization. ViewRay Technologies, Inc. was the acquirer for financial reporting purposes, and ViewRay, Inc. was the acquired company under the acquisition method of accounting in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-18, Topic 805, Business Combinations. Consequently, the assets, liabilities and operations that were reflected in the historical financial statements prior to the Merger were those of ViewRay Technologies, Inc. and were recorded at the historical cost basis, and the consolidated financial statements after completion of the Merger included the assets, liabilities and results of operations of ViewRay Technologies, Inc. up to the day prior to the closing of the Merger and the assets, liabilities and results of operations of the combined company from and after the closing date of the Merger.

2016 Private Placement

On August 19, 2016, we entered into a Securities Purchase Agreement pursuant to which we sold an aggregate of 5,983,251 shares of common stock which consists of 4,602,506 shares of common stock and warrants to purchase 1,380,745 shares of common stock, or the 2016 Placement Warrants, for aggregate proceeds of $13.2 million, net of offering cost, or the 2016 Private Placement. We completed the initial closing of the 2016 Private Placement on August 22, 2016 with the final closing on September 9, 2016.

2017 Private Placement

On January 13, 2017, we entered into a Securities Purchase Agreement pursuant to which we sold an aggregate of 10,323,101 shares of common stock which consists of 8,602,589 shares of common stock and warrants to purchase 1,720,512 shares of common stock, or the 2017 Placement Warrants, for aggregate gross proceeds of $26.1 million, or the 2017 Private Placement. We completed the closing of the 2017 Private Placement on January 18, 2017.

New Orders and Backlog

New orders are defined as the sum of gross product orders, representing MRIdian contract price, recorded during the period. We define backlog as the accumulation of all orders for which revenue has not been recognized and we consider valid. Backlog includes customer deposits or letters of credit, except when the product order is to a government entity or when the product order is from an existing customer with credit to cover the deposit. Deposits received are recorded as a liability on the balance sheet. Orders may be revised or cancelled according to their terms or upon mutual agreement between the parties. Therefore, it is difficult to predict with certainty the amount of backlog that will ultimately result in revenue. The determination of backlog includes objective and subjective judgment about the likelihood of an order contract becoming revenue. We perform a quarterly review of backlog to verify that outstanding orders in backlog remain valid, and based upon this review, orders that are no longer expected to result in revenue are removed from backlog. Among other criteria, to consider a transaction to be in backlog we must possess an outstanding and effective written agreement for the delivery of a MRIdian signed by a customer and receipt of a minimum customer deposit or a letter of credit except when the product order is to a government entity or when the product order is from an existing customer with credit to cover the deposit. For removal of an order from our backlog, the following criteria are considered: any changes in customer or distributor plans or financial conditions; the customer’s or distributor’s continued intent and ability to fulfill the order contract; changes to regulatory requirements; the status of regulatory approval required in the customer’s jurisdiction, if any; and other reasons for potential cancellation of order contracts.

During the year ended December 31, 2016, 2015 and 2014 our new orders were $77.0 million, $40.1 million and $37.6 million respectively. At December 31, 2016 and 2015, we had 23 and 15 signed sales contracts for MRIdian systems in backlog with a total value of $133.2 million and $84.4 million, respectively.

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

Revenue recognition for MRIdian systems that we install generally occurs when the customer acknowledges that the system operates in accordance with standard product specifications, the customer accepts the installed unit and title and risk of loss are transferred to the customer. For sales of MRIdian systems that we are not responsible for installation, revenue is recognized when the entire system is delivered and title and risk of loss are transferred to the customer.

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

Distribution Rights Revenue.  We entered into a distribution agreement with Itochu Corporation pursuant to which we appointed Itochu as our exclusive distributor for the promotion, sale and delivery of MRIdian products within Japan. In consideration of the exclusive distribution rights granted, we received $4.0 million which was recorded as deferred revenue and starting in August 2016 was recognized as distribution rights revenue on a straight-line basis over the remaining term of the distribution agreement of approximately 8.5 years.

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

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacture and installation of MRIdian systems, as well as medical device excise tax and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or market inventory, or LCM, adjustments if the carrying value of the inventory is greater than its net realizable value. For strategic reasons, we initially sold our MRIdian systems prior to December 31, 2015 at prices lower than our projected costs to manufacture and install. As we accumulated materials, installation and other costs for these systems, we regularly assessed the carrying value of the related inventory value and recorded charges, or LCM adjustments, to reduce inventory to the lower of cost and net realizable value. The remaining realizable value of inventory was charged to product cost of revenue as those initial sites were completed and accepted. This resulted in LCM charges of $1.9 million, $2.6 million and $0.6 million for the year ended December 31, 2016, 2015 and 2014, respectively.

We expect our materials, installation and service costs to decrease as we continue to scale our operations, improve product designs and work with our third-party suppliers to lower costs. We expect to continue to lower costs and increase sales prices as we transition to the MRIdian Linac.

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

General and Administrative. Our general and administrative expenses consist primarily of compensation and related costs for our operations, finance, human resources, regulatory, and other administrative personnel, and include stock-based compensation, employee benefits and travel expenses. In addition, general and administrative expenses include third-party consulting, legal, audit, accounting services, quality and regulatory functions and facilities costs, and gain or loss on the disposal of property and equipment. We expect our general and administrative expenses to increase as our business grows and as we invest in the development of our MRIdian Linac.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of foreign currency exchange gains and losses and changes in the fair value of a convertible preferred stock warrant and the 2016 Placement Warrants.

When the convertible preferred stock warrants were outstanding, the warrants were re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as a component of other (expense) income, net. In July 2015, upon the closing of the Merger, the convertible preferred stock warrants were converted into warrants to purchase common stock. The aggregate fair value of the convertible preferred stock warrants, upon the closing of the Merger, was reclassified from liabilities to additional paid-in-capital, a component of stockholders’ deficit, and we no longer recorded the change in fair value adjustments.

The outstanding 2016 Placement Warrants are re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as a component of other (expense) income, net.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue:
Product	$20,555	$9,620	$5,988
Service	1,504	530	411
Distribution rights	178	—	—
Grant	—	240	—
Total revenue	22,237	10,390	6,399
Cost of revenue:
Product	23,897	12,673	8,176
Service	1,969	1,871	975
Total cost of revenue	25,866	14,544	9,151
Gross margin	(3,629)	(4,154)	(2,752)
Operating expenses:
Research and development	11,442	10,449	9,404
Selling and marketing	5,601	5,139	4,681
General and administrative	23,503	21,685	14,742
Total operating expenses:	40,546	37,273	28,827
Loss from operations	(44,175)	(41,427)	(31,579)
Interest income	2	2	1
Interest expense	(5,951)	(3,452)	(2,243)
Other (expense) income, net	(512)	(117)	21
Loss before provision for income taxes	(50,636)	(44,994)	(33,800)
Provision for income taxes	—	1	—
Net loss	$(50,636)	$(44,995)	$(33,800)

Comparison of the years ended December 31, 2016 and 2015

Revenue

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Product	$20,555	$9,620	$10,935
Service	1,504	530	974
Distribution rights	178	—	178
Grant	—	240	(240)
Total revenue	$22,237	$10,390	$11,847

Total revenue during the year ended December 31, 2016 increased $11.8 million compared to the year ended December 31, 2015. The increase was primarily due to sale of four MRIdian systems during the year ended December 31, 2016, compared to the sale of two MRIdian systems during the year ended December 31, 2015.

Product Revenue. For the year ended December 31, 2016, we recognized product revenue of $20.6 million for the sale of four MRIdian systems to Policlinico “A. Gemelli” Hospital, Italy, VU University Medical Center, Netherlands, Edogawa Hospital, Japan and National Cancer Center, Japan. For the year ended December 31, 2015, we recognized product revenue of $9.6 million for the sale of two MRIdian systems to Seoul National University Hospital, South Korea and the Sylvester Comprehensive Cancer Center at the University of Miami Hospital. As a result of the increased product sales, product revenue during the year ended December 31, 2016 increased $10.9 million, compared to the year ended December 31, 2015.

Service Revenue. Service revenue during the year ended December 31, 2016 increased $1.0 million, compared to the year ended December 31, 2015 due to us providing service for seven installed MRIdian systems in 2016 compared to five installed MRIdian systems in 2015. There was no service revenue recognized during the year ended December 31, 2016 for the two MRIdian systems delivered to Edogawa Hospital, Japan and National Cancer Center, Japan, as they have not been installed as of December 31, 2016.

Distribution Rights Revenue. During the year ended December 31, 2016, distribution rights revenue increased $0.2 million compared to the year ended December 31, 2015.  This increase was due to receipt of Japanese regulatory approval in August 2016, after which we started recognizing the distribution rights revenue on a straight-line basis over the remaining term of the distribution agreement with Itochu.

Grant Revenue. Grant revenue during the year ended December 31, 2016 decreased $0.2 million compared to the year ended December 31, 2015. This decrease was due to our note payable to the county redevelopment fund in the State of Ohio being forgiven based on meeting certain employment requirements during the year ended December 31, 2015, with no such revenue during the year ended December 31, 2016.

Cost of Revenue

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Product	$23,897	$12,673	$11,224
Service	1,969	1,871	98
Total cost of revenue	$25,866	$14,544	$11,322

Product Cost of Revenue. Product cost of revenue during the year ended December 31, 2016 increased $11.2 million, compared to the year ended December 31, 2015 primarily due to the sale of four MRIdian systems in the year ended December 31, 2016 compared to the sale of two MRIdian systems in year ended December 31, 2015.

Service Cost of Revenue. Service cost of revenue during the year ended December 31, 2016 increased $0.1 million, compared to the year ended December 31, 2015. The increase in service cost of revenue was due to the provision of services for the MRIdian system installed at VU University Medical Center, Netherlands, beginning in April 2016.

Operating Expenses

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Research and development	$11,442	$10,449	$993
Selling and marketing	5,601	5,139	462
General and administrative	23,503	21,685	1,818
Total operating expenses	$40,546	$37,273	$3,273

Research and Development. Research and development expenses during the year ended December 31, 2016 increased $1.0 million, or 9.5%, compared to the year ended December 31, 2015. This increase was primarily attributable to a $1.2 million increase in personnel costs due to increased wages and stock-based compensation, and a $0.8 million increase in engineering and research expenses as a result of increased emphasis on research and development projects, partially offset by a $1.0 million decrease in consulting and contract labor expense due to less consultants and contractors used in 2016.

Selling and Marketing. Selling and marketing expenses during the year ended December 31, 2016 increased $0.5 million, or 9.0%, compared to the year ended December 31, 2015. This was a result of an increase of $0.4 million in trade show costs and an increase of $0.3 million in marketing consulting fees and contract labor, partially offset by a $0.2 million decrease in travel expenses, and a $0.1 million decrease in personnel expense due to reduced headcount from ten to nine employees.

General and Administrative. General and administrative expenses during the year ended December 31, 2016 increased $1.8 million, or 8.4%, compared to the year ended December 31, 2015. This increase was primarily attributable to a $3.6 million increase in personnel and related costs due to stock-based compensation and salary increase, a $0.5 million increase in business insurance expense, a $0.3 million increase in accounting and legal fees related to patent and intellectual property as well as public company related SEC expenses, a $0.2 million increase in facility expense as a result of increased utilities expense, partially offset by a $2.9 million write-off of deferred offering costs in June 2015.

Interest Expense

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Interest expense	$(5,951)	$(3,452)	$(2,499)

Interest expense increased $2.5 million during the year ended December 31, 2016, due primarily to the higher loan balance from the additional $15.0 million draw down in May 2016 as well as the higher effective interest rate in 2016.

Other (Expense) Income, Net

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Other (expense) income, net	$(512)	$(117)	$(395)

Other (expense) income, net changed $0.4 million during the year ended December 31, 2016, which was primarily due to loss on disposal of fixed assets.

Comparison of the Years Ended December 31, 2015 and 2014

Revenue

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Product	$9,620	$5,988	$3,632
Service	530	411	119
Distribution rights	—	—	—
Grant	240	—	240
Total revenue	$10,390	$6,399	$3,991

Total revenue during the year ended December 31, 2015 increased $4.0 million compared to the year ended December 31, 2014.  The increase was primarily due to sale of MRIdian system contracts at full price during the year ended December 31, 2015, compared to the discounted contract price offered during the year ended December 31, 2014.

Product Revenue. Product revenue during the year ended December 31, 2015 increased $3.6 million compared to the year ended December 31, 2014. The increase was primarily due to $9.5 million of product revenue recognized in the year ended December 31, 2015 related to Seoul National University Hospital, South Korea and the Sylvester Comprehensive Cancer Center at the University of Miami Hospital at full price, compared to $5.6 million of product revenue recognized in the year ended December 31, 2015 related to University of Wisconsin—Madison and University of California, Los Angeles, which were both sold at discounted prices.

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

Product Cost of Revenue. Product cost of revenue during the year ended December 31, 2015 increased $4.5 million, compared to the year ended December 31, 2014 primarily due to the $2.6 million of LCM adjustment in the year ended December 31, 2015, compared to the sales in the year ended December 31, 2014, of which the related LCM adjustment was recorded in 2013.

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

Other (Expense) Income, Net

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Other (expense) income, net	$(117)	$21	$(138)

Other (expense) income, net decreased $138 thousand during the year ended December 31, 2015 as a result of foreign exchange loss related to customers’ deposit denominated in Euro and vendor payments denominated in Canadian dollar and Euro.

Liquidity and Capital Resources

Since ViewRay’s inception in 2004 as a Florida corporation, we have incurred significant net losses and negative cash flows from operations. During the years ended December 31, 2016, 2015 and 2014 we had net loss of $50.6 million, $45.0 million and $33.8 million, respectively. At December 31, 2016 and 2015 we had an accumulated deficit of $247.7 million and $197.0 million, respectively.

At December 31, 2016 and 2015, we had cash and cash equivalents of $14.2 million and $20.7 million, respectively. To date, we have financed our operations principally through private placements of ViewRay’s common stock, private placements of ViewRay’s convertible preferred stock, issuances of convertible promissory notes, issuances of term loans and receipts of customer deposits for new orders and payments from customers for systems installed. We may, from time to time, seek to raise capital through a variety of sources including the public equity market, private equity financing, and/or public or private debt.  In May 2016, we drew down the additional $15.0 million in funds from the CRG term loan as discussed below under the heading “Financing Activities.” In August and September 2016, we issued common stock and warrants to purchase common stock via the 2016 Private Placement for net proceeds of $13.2 million. In January 2017, we issued additional common stock and warrants to purchase common stock via the 2017 Private Placement for gross proceeds of $26.1 million. We expect that our existing cash and cash equivalents, together with cash receipts from sales of MRIdian systems and the plan to raise additional financing from various sources from time to time will enable us to conduct our planned operations for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash used in operating activities	$(28,156)	$(39,849)	$(27,469)
Cash used in investing activities	(7,243)	(4,145)	(2,603)
Cash provided by financing activities	28,930	53,532	14,672

Operating Activities

We have historically experienced negative cash outflows as we developed MRIdian with cobalt systems, MRIdian Linac and expanded our business. Our net cash used in operating activities primarily results from our net loss adjusted for non-cash expenses and changes in working capital, and is influenced by the timing of cash payments for inventory purchase and cash receipts from our customers. Our primary source of cash flow from operating activities is cash receipts from customers including sales of MRIdian systems and, to a lesser extent, up-front payments from customers. Our primary uses of cash from operating activities are amounts due to vendors for purchased components and employee-related expenditures. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we collect cash receipts from our customers, build up our inventory balances, and increase spending on personnel, and other operating activities.

During 2016, operating activities used $28.2 million in cash, primarily as a result of our net loss of $50.6 million, partially offset by $12.9 million net increase in our operating assets and liabilities and aggregate non-cash charges of $9.5 million. The net change in our operating assets and liabilities was primarily the result of an increase in customer deposits, deferred revenue and accrued expenses, and a decrease in deferred cost of revenue and deposits on purchased inventory components, offset by an increase in accounts receivable, inventory and prepaid expenses and other current assets. The $11.1 million increase in customer deposits and deferred revenue was the result of 13 new sales contracts and the receipt of payment from Itochu Corporation related to the distribution agreement during the year ended December 31, 2016. The $4.9 million decrease in deferred cost of revenue and the $1.4 million decrease in deposits on purchased inventory components was due to the recognition of four MRIdian systems sales during the year ended December 31, 2016. The $2.2 million increase in accrued expenses is attributable to the timing of invoice receipts for services and inventory purchased, as well as accrued bonuses. The net increase in our operating assets and liabilities was partially offset by a $3.4 million increase in accounts receivable attributable to our increased sales, a $2.1 million increase in inventories due to upcoming shipments and installations of MRIdian systems, and a $1.7 million increase in prepaid expenses and other current assets due to prepayments made for deferred sales commission on new sales contracts. Non-cash charges primarily included $2.9 million of stock-based compensation, $2.6 million due to amortization of debt discount and interest accrual related to the CRG Term Loan, $1.9 million due to LCM adjustments related to the reduction of carrying value of inventory to its net realizable value, and $1.7 million depreciation and amortization expense.

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

Investing Activities

Cash used in investing activities during 2016 of $7.2 million primarily resulted from capital expenditures to purchase property and equipment.

Cash used in investing activities during 2015 of $4.1 million primarily resulted from capital expenditures to purchase property and equipment.

Cash used in investing activities during 2014 of $2.6 million primarily resulted from capital expenditures to purchase property and equipment of $2.0 million and an increase in restricted cash of $0.6 million.

We increased our capital expenditures in the year ended December 31, 2016 to support our growing business operations.

Financing Activities

In June 2015, we entered the CRG Term Loan for up to $50.0 million, of which $30.0 million was made available to us upon closing with the remaining $20.0 million to be available on or before June 26, 2016 upon meeting certain milestones. We drew down the first $30.0 million on the closing date in June 2015. In March, 2016, the CRG Term Loan was amended such that, with regard to the conditions for borrowing the remaining $20.0 million available under the CRG Term Loan, we may, at our election, draw down (i) an amount of either $10.0 million or $15.0 million in up to two advances upon achievement of a minimum of $15.0 million aggregate product and service revenue during any consecutive 12 month period ending on or before March 31, 2016 and (ii) an additional $5.0 million (or $10.0 million, if the previous draw made was only in an amount of $10.0 million) upon achievement of a minimum of $25.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before December 31, 2016 and upon execution of the first sales contract of the MRIdian Linac. At March 31, 2016, we achieved the minimum $15.0 million gross revenue during any consecutive twelve-month period requirement which made the first $15.0 million of the remaining $20.0 million credit facility immediately available for draw down. We borrowed the additional $15.0 million in May 2016.

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

During 2016, financing activities provided $28.9 million in cash primarily from the net proceeds of $15.0 million related to the additional CRG draw down, net proceeds of $13.4 million related to the 2016 Private Placement and $0.5 million from the exercise of stock options.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2016.

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

Revenue Recognition

Revenue recognition for systems that we install generally occurs when the customer acknowledges that the system operates in accordance with our standard product specifications, the customer accepts the installed unit and we transfer title and risk of loss to the customer. For sales of MRIdian systems that we are not responsible for installation, revenue is recognized when the entire system is delivered and title and risk of loss are transferred to the customer as qualifying third-party certified technicians are readily available to perform the installation. Service revenue is recognized on a straight-line basis over the term during which contracted services are provided. We use judgment to estimate revenue allocations from sales arrangements with multiple deliverables between the product and service revenue. In situations where a deliverable in a multi-element arrangement has a value to the customer on a stand-alone basis, we are required to allocate the fair value of the various elements based on the selling price of each element. The principal deliverables consist of (i) sales of MRIdian systems, which generally includes installation, site preparation and software, and (ii) product support, which includes extended service and maintenance. We determine selling prices using vendor specific objective evidence, or VSOE, if it exists, or third-party evidence, or TPE. If neither VSOE nor TPE exists for a deliverable, we use best estimated selling price, or BESP. We allocate revenue to multiple elements generally using the relative fair values as determined by BESP. We regularly review VSOE, TPE and BESP for all of our products and services.

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

Stock-Based Compensation

Stock-based compensation expense is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized, net of forfeitures, over the requisite service periods of the awards, which is generally four years. At December 31, 2016, total unrecognized compensation cost related to stock-based awards granted to employees, net of estimated forfeitures, was $5.4 million which is expected to be recognized over a weighted-average period of 2.9 years.

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

Common Stock Warrant

In December 2013 in connection with the Hercules Term Loan, we issued a warrant to purchase 128,231 shares of our preferred stock with an exercise price of $5.84 per share, subject to certain adjustments. These warrants were converted to a warrant to purchase our common stock upon the closing of the Merger in July 2015. This warrant is exercisable in whole or in part at any time prior to the expiration date of the warrant, which is the later of (i) December 16, 2023 and (ii) the date that is five years following the effective date of the registration statement of an initial underwritten public offering of our common stock.

Prior to the Merger, the preferred stock warrant was recorded as preferred stock warrant liability and adjusted to fair value at each balance sheet date, with the change in fair value being recorded as a component of other (expense) income, net in the consolidated statements of operations.

Upon the closing of the Merger on July 23, 2015, all shares of Series C convertible preferred stock were converted into common stock, and the warrant to purchase Series C convertible preferred stock was converted into the warrant to purchase 128,231 shares of our common stock. Fair value of these warrants at the closing date were reclassified into additional paid-in capital, and we no longer recorded changes in fair value of the converted common stock warrants.

In connection with the Merger and the Private Placement, we issued 198,760 shares of common stock warrants at an exercise price of $5.00 per share to private placement agents as payment for services provided. These placement warrants are exercisable at any time at the option of the holder until the five-year anniversary of its date of issuance. These warrants were accounted for as equity awards.

In connection with the 2016 Private Placement, we issued 1,380,745 shares of common stock warrants at an exercise price of $2.95 per share. These placements warrants are exercisable at any time at the option of the holder until the seven-year anniversary of its date of issuance. These warrants were accounted for as a liability with subsequent changes in fair value recorded as other (expenses) income, net at each reporting date until the warrants are exercised or expired.

Inventory Valuation

Inventory consists primarily of purchased components for assembling MRIdian systems and other direct costs associated with MRIdian system installation. Inventory is stated at the lower of cost or market value. When the net realizable value of the inventory is lower than related costs, we reduce the carrying value of the inventory for the difference while recording a corresponding charge to cost of product revenues. The assumptions we used in estimating the net realizable value of the inventory primarily include the total cost to complete the applicable MRIdian system. We recorded an inventory lower of cost and market adjustment of $1.9 million, $2.6 million and $0.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, establish a valuation allowance. At December 31, 2016, 2015 and 2014, we have a full valuation allowance set up for our net deferred tax assets.

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ViewRay, Inc.

Oakwood Village, OH

We have audited the accompanying consolidated balance sheets of ViewRay, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, convertible preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ViewRay, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 17, 2017

VIEWRAY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$14,198	$20,667
Accounts receivable	4,200	830
Inventory	8,082	8,073
Deposits on purchased inventory	2,522	3,936
Deferred cost of revenue	3,909	8,782
Prepaid expenses and other current assets	3,023	1,329
Total current assets	35,934	43,617
Property and equipment, net	11,560	7,306
Restricted cash	1,143	943
Intangible assets, net	97	200
Other assets	30	91
TOTAL ASSETS	$48,764	$52,157
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,980	$4,358
Accrued liabilities	6,334	5,413
Customer deposits	19,400	12,763
Deferred revenue, current portion	6,515	5,616
Total current liabilities	37,229	28,150
Long-term debt	44,290	29,016
Warrant liability	2,723	—
Deferred revenue, net of current portion	3,918	345
Other long-term liabilities	4,257	1,603
TOTAL LIABILITIES	92,417	59,114
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized at December 31, 2016 and 2015; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at December 31, 2016 and 2015; 43,581,184 and 38,204,960 shares issued and outstanding at December 31, 2016 and 2015	426	372
Additional paid-in capital	203,598	189,712
Accumulated deficit	(247,677)	(197,041)
TOTAL STOCKHOLDERS’ DEFICIT	(43,653)	(6,957)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$48,764	$52,157

The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2016	2015	2014
Revenue:
Product	$20,555	$9,620	$5,988
Service	1,504	530	411
Distribution rights	178	—	—
Grant	—	240	—
Total revenue	22,237	10,390	6,399
Cost of revenue:
Product	23,897	12,673	8,176
Service	1,969	1,871	975
Total cost of revenue	25,866	14,544	9,151
Gross margin	(3,629)	(4,154)	(2,752)
Operating expenses:
Research and development	11,442	10,449	9,404
Selling and marketing	5,601	5,139	4,681
General and administrative	23,503	21,685	14,742
Total operating expenses	40,546	37,273	28,827
Loss from operations	(44,175)	(41,427)	(31,579)
Interest income	2	2	1
Interest expense	(5,951)	(3,452)	(2,243)
Other (expense) income, net	(512)	(117)	21
Loss before provision for income taxes	$(50,636)	$(44,994)	$(33,800)
Provision for income taxes	—	1	—
Net loss	$(50,636)	$(44,995)	$(33,800)
Deemed capital contribution on repurchase of Series A preferred stock	—	—	9
Net loss attributable to common stockholders	$(50,636)	$(44,995)	$(33,791)
Net loss per share attributable to common stockholders, basic and diluted	$(1.26)	$(2.58)	$(37.87)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	40,068,307	17,432,434	892,315

The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2014	25,036,330	$130,037	878,717	$9	$1,096	$(118,255)	$(117,150)
Issuance of common stock from option exercises	—	—	28,320	—	21	—	21
Repurchase of Series A convertible preferred stock and deemed capital contribution	(1,353)	(25)	—	—	—	9	9
Issuance of Series C convertible preferred stock (net of issuance costs of $181)	880,546	4,969	—	—	—	—	—
Conversion of convertible promissory notes into Series C convertible preferred stock, including accrued interest of $173 (net of unamortized debt discount of $44)	1,739,405	10,129	—	—	—	—	—
Stock-based compensation	—	—	—	—	297	—	297
Net loss	—	—	—	—	—	(33,800)	(33,800)
Balance at December 31, 2014	27,654,928	$145,110	907,037	$9	$1,414	$(152,046)	$(150,623)
Issuance of common stock from option exercises	—	—	31,427	—	24	—	24
Stock-based compensation	—	—	—	—	1,066	—	1,066
Issuance of Series C convertible preferred stock (net of issuance costs of $221)	2,727,059	15,729	—	—	—	—	—
Conversion of convertible preferred stock into common stock in connection with the Merger	(30,381,987)	(160,839)	30,381,987	304	160,535	—	160,839
Issuance of common stock upon private placement (net of offering costs of $3,125)	—	—	5,884,504	59	26,264	—	26,323
Issuance of common stock to Mirax	—	—	1,000,005	—	—	—	—
Conversion of convertible preferred stock warrants into common stock warrants in connection with the Merger	—	—	—	—	93	—	93
Issuance of common stock warrants to placement agent as payment for services	—	—	—	—	316	—	316
Net loss	—		—	—	—	(44,995)	(44,995)
Balance at December 31, 2015	—	$—	38,204,960	$372	$189,712	$(197,041)	$(6,957)
Issuance of common stock from option exercises	—	—	773,718	8	531	—	539
Stock-based compensation	—	—	—	—	2,907	—	2,907
Issuance of common stock upon private placement (net of offering cost of $529)	—	—	4,602,506	46	10,448	—	10,494
Net loss	—	—	—	—	—	(50,636)	(50,636)
Balance at December 31, 2016	—	$—	43,581,184	$426	$203,598	$(247,677)	$(43,653)

The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,636)	$(44,995)	$(33,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,708	1,256	1,020
Stock-based compensation	2,907	1,066	318
Change in fair value of warrant liability	(3)	(45)	(20)
Inventory lower of cost and market adjustment	1,939	2,578	598
Write-off of deferred offering cost	—	2,920	—
Amortization of debt discount and interest accrual	2,629	1,129	446
Loss on disposal of property and equipment	358	12	8
Accretion on asset retirement obligation	36	8	—
Changes in operating assets and liabilities:
Accounts receivable	(3,370)	74	(650)
Inventory	(2,065)	(2,413)	(3,279)
Deposits on purchased inventory	1,414	(1,138)	(479)
Deferred cost of revenue	4,873	(4,070)	(4,712)
Prepaid expenses and other current assets	(1,694)	(703)	13
Other assets	61	(30)	28
Accounts payable	381	(2,053)	4,033
Notes payable	—	(240)	—
Accrued expenses and other long-term liabilities	2,197	1,532	(1,048)
Customer deposits and deferred revenue	11,109	5,263	10,055
Net cash used in operating activities	(28,156)	(39,849)	(27,469)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,031)	(4,151)	(2,003)
Purchase of intangible and other assets	(12)	(104)	—
Change in restricted cash balance	(200)	110	(600)
Net cash used in investing activities	(7,243)	(4,145)	(2,603)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net	—	—	9,941
Repurchase of Series A convertible preferred stock	—	—	(37)
Proceeds from issuance of convertible preferred stock, net	—	15,729	4,969
Proceeds from draw down of long-term debt	15,000	30,000	—
Payment of debt issuance cost	(18)	(1,132)	—
Payments of long-term debt	—	(15,000)	—
Proceeds from common stock private placement, gross	13,750	29,447	—
Payment of offering costs related to common stock private placement	(341)	(2,808)	—
Payments of costs related to the initial public offering	—	(2,728)	(222)
Proceeds from the exercise of stock options	539	24	21
Net cash provided by financing activities	28,930	53,532	14,672
NET (DECREASE) INCREASE IN CASH	(6,469)	9,538	(15,400)
CASH — Beginning of period	20,667	11,129	26,529
CASH — End of period	$14,198	$20,667	$11,129
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,310	$2,332	$1,504
Cash paid for taxes	$—	$1	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of property and equipment from inventory	$117	$—	$—
Offering costs related to private placements and initial public offering included in accounts payable and accrued expenses	$189	$—	$1,197
Conversion of convertible preferred stock warrants into common stock warrants in connection with the Merger	$—	$160,839	$—
Conversion of convertible notes into new Series C convertible preferred stock	$—	$—	$10,129
Purchase of fixed assets in accounts payable and accrued expenses	$193	$1,136	$62
Fair value of common stock warrants issued to placement agents as payment for service	$—	$316	$—
Asset retirement obligation	$—	$258	$—
Conversion of convertible preferred stock warrants into common stock warrants	$—	$93	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.

Notes to Consolidated Financial Statements

1.	Background and Organization

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

ViewRay, Inc. and its wholly-owned subsidiary ViewRay Technologies, Inc., designs, manufactures and markets the MRIdian system, the first and only MRI-guided radiation therapy system to image and treat cancer patients simultaneously.

Since inception, ViewRay Technologies, Inc. has devoted substantially all of its efforts towards research and development, initial selling and marketing activities, raising capital and preparing for the manufacturing and shipment of MRIdian systems. In May 2012, ViewRay Technologies, Inc. was granted clearance from the U.S. Food and Drug Administration, or FDA, to sell MRIdian. In November 2013, ViewRay Technologies, Inc. received its first clinical acceptance of a MRIdian at a customer site, and the first patient was treated with that system in January 2014. ViewRay Technologies, Inc. has had the right to affix the CE mark to MRIdian with cobalt in the European Union, or EU, since November 2014.  In August 2016, the Company submitted an application for the MRIdian Linac 510(k) marketing clearance to the FDA and in September 2016, it received CE mark approval in the EU. In February 2017, we received 510(k) clearance from the FDA to market the MRIdian Linac system.

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from investment capital and available borrowings under its Term Loan agreement.  These have historically been sufficient to meet working capital needs, capital expenditures, and debt service obligations.  During the year ended December 31, 2016, the Company incurred a net loss from operations of $50.6 million and used cash from operations of $28.2 million.  The Company believes that its existing cash balance of $14.2 million as of December 31, 2016, and the aggregate $48.0 million of proceeds from the January 2017 Private Placement and equity issuances during the first quarter of 2017 (see Note 20), are sufficient to provide liquidity to fund its operations for at least the next 12 months.

2.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as described below and elsewhere in the accompanying notes to the consolidated financial statements.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP, and pursuant to the rules and regulation of the Securities and Exchanges Commission, or SEC. The consolidated financial statements include the accounts of ViewRay, Inc. and its wholly-owned subsidiary, ViewRay Technologies, Inc.  All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allocation of revenue to its multiple deliverable elements, inventory write-downs to reflect net realizable value, assumptions used in the valuation of stock-based awards and warrant liability, and valuation allowances against deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company deposits its cash primarily in checking and money market accounts.

Restricted Cash

At December 31, 2016, and 2015, the Company had an aggregate of $0.9 million and $0.9 million of outstanding letters of credit related to its operating leases and its contractual obligations with distributors and customers. The letters of credit are collateralized by a restricted cash deposit account, which is presented as part of noncurrent assets on the balance sheets because the Company is not certain when the restriction will be lifted on the collateralized letters of credit. At December 31, 2016, and 2015, no amounts were drawn on the letters of credit.

The restricted cash balance as of December 31, 2016 also includes $0.2 million collateral for a new credit card account.

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

	Revenue			Accounts Receivables
	Year Ended December 31,			December 31,
Customers	2016	2015	2014	2016	2015
Customer A	47%	*	*	49%	*
Customer B	25%	*	*	*	*
Customer C	23%	*	*	41%	*
Customer D	*	48%	*	*	*
Customer E	*	43%	*	*	94%
Customer F	*	*	52%	*	*
Customer G	*	*	40%	*	*

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

The Company relies on a concentrated number of suppliers to manufacture essentially all of the components used in MRIdian. The Company’s suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to comply with applicable regulations, including the FDA’s Quality System Regulation, equipment malfunction and environmental factors, any of which could delay or impede our ability to meet demand.

Accounts Receivables and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of any allowance for doubtful accounts, and do not bear interest. The allowance for doubtful accounts, if any, is based on the assessment of the collectability of customer accounts.

Based on the specific customers and the current economic conditions, there was no allowance for doubtful accounts recorded at December 31, 2016 and 2015.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, prepaid expenses and other current assets, accounts payable, accrued liabilities, warrant liability and long-term debt. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The warrant liability is carried at fair value. The carrying amount of the Company’s long-term debt approximates fair value as the stated interest rate approximates market rates currently available to the Company.

Inventory and Deposits on Purchased Inventory

Inventory consists of purchased components for assembling MRIdian systems and other direct and indirect costs associated with MRIdian system installation. Inventory is stated at the lower of cost or market value. All inventories expected to be placed in service during the normal operating cycle of the Company for the delivery and assembly of MRIdian systems, including items expected to be on hand for more than one year, are classified as current assets.

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

The Company reduces the carrying value of its inventory for the difference between cost and net realizable value and records a charge to cost of product revenues for the amount required to reduce the carrying value of inventory to net realizable value. The Company recorded an inventory lower of cost and market adjustment of $1.9 million, $2.6 million and $598 thousand during the years ended December 31, 2016, 2015 and 2014, respectively.

The Company records inventory items which have been paid for but not yet received and title has not yet transferred to the Company as deposits on purchased inventory. Deposits on purchased inventory are included within current assets as the related inventory items are expected to be received and used in MRIdian systems within the Company’s normal operating cycle. The Company assesses the recoverability of deposits on purchased inventory based on credit assessments of the vendors and their history supplying these assets. At December 31, 2016, the Company did not have any instances whereby deposits for purchased inventory were written off or the purchased inventory was not delivered.

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

At December 31, 2016, the Company had outstanding asset retirement obligations of $294,000, which was included in other long-term liabilities in the accompanying consolidated balance sheets.  For the years ended December 31, 2016 and 2015 the Company recognized accretion expenses of $36,000 and $8,000 in the accompanying statement of operations.

Intangible Assets

Intangible assets consist primarily of patents and license acquisition costs associated with certain technology components incorporated into the Company’s MRIdian systems. The Company capitalizes the cost and amortizes it on a straight-line basis over the estimated useful lives, which is generally three years for license cost and five to seven years for patents.

Impairment of Long-Lived Assets

The Company reviews the recoverability of long-lived assets, including equipment, leasehold improvements, software and intangible assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest charge) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. There was no impairment loss recognized during the years ended December 31, 2016, 2015 and 2014.

Deferred Offering Costs

ViewRay Technologies, Inc. capitalized qualified legal, accounting and other direct costs related to its efforts to raise capital through a public sale of its common stock in its planned IPO. These costs were recorded in deferred offering costs in the accompanying balance sheets. During the year ended December 31, 2015, ViewRay Technologies, Inc. terminated its plan for IPO, and wrote off deferred offering costs of $2.9 million in the accompanying consolidated statement of operations. The balance of deferred offering costs was zero at December 31, 2016 and 2015.

Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investment owners and distribution to owners. For the periods presented, comprehensive loss did not differ from net loss.

Revenue Recognition

The Company derives revenue primarily from the sale of the systems and related services, which are sales of MRIdian, as well as support and maintenance services on sold systems. In all sales arrangements, the Company recognizes revenues when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection of the fee is reasonably assured and delivery has occurred. For sales of MRIdian systems that the Company is required to install at the customer site, product revenue is recognized upon receipt of customer acceptance. For sales of MRIdian systems that the Company is not responsible for installation, product revenue is recognized when the entire system is delivered and title and risk of loss are transferred to the customer. For sales of the related support and maintenance services, the Company recognizes service revenue on a straight-line basis over the service contract term, which is typically 12 months.

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

The Company determines selling prices of each element using vendor specific objective evidence, or VSOE, if it exists, or third party evidence, or TPE. If neither VSOE nor TPE exists for a deliverable, the Company uses best estimated selling price, or BESP. The Company allocates revenue to its multiple elements generally using the relative fair values as determined by BESP. The Company regularly reviews VSOE, TPE and BESP for all of its MRIdian systems and services.

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

The Company’s customer contracts generally call for on-site assembly of the system components and system integration. Once the system installation is completed, the Company performs a detailed demonstration with the customer showing that MRIdian meets the standard product specifications. After successful demonstration, the customer signs a document indicating customer acceptance. For sales of MRIdian systems that the Company is required to install at the customer site, revenue recognition occurs when the customer acknowledges that the system operates in accordance with standard product specifications, the customer accepts the installed unit and title and risk of loss are transferred to the customer.

Certain customer contracts with distributors do not require installation at the customer site, and the distributors typically engage qualifying third-party certified technician to perform the installation. For sales of MRIdian systems that the Company is not responsible for installation, revenue recognition occurs when the entire system is delivered and title and risk of loss are transferred to the customer.

All contracts include customer deposits upon signing of the agreement with final payment generally due upon customer acceptance.

Service Revenue

Service revenue is derived primarily from maintenance services. Service revenue is recognized ratably over the service period.

Distribution Rights Revenue

The Company entered into a distribution agreement with Itochu Corporation pursuant to which it appointed Itochu as its exclusive distributor for the promotion, sale and delivery of MRIdian products within Japan.  In consideration of the exclusive distribution rights granted, the Company received $4.0 million which was recorded as deferred revenue and starting in August 2016 was recognized as distribution rights revenue on a straight-line basis over the remaining term of the distribution agreement of approximately 8.5 years.

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

Deferred cost of revenue consists of cost for inventory items that have been shipped with title and risk of loss transferred to customer but the customer acceptance has not been received. Deferred cost of revenue is included as part of current assets as the corresponding deferred product revenue are expected to be realized within one year. The inventories recorded in deferred cost of revenue are also included in the inventory lower of cost or market analysis. At December 31, 2016 and 2015, no reserve was required for deferred cost of revenue.

Research and Development Costs

Expenditures, including payroll, contractor expenses and supplies, for research and development of products and manufacturing processes are expensed as incurred.

Software development costs incurred subsequent to establishing technological feasibility are capitalized through the general release of MRIdian systems that contain the embedded software elements. Technological feasibility is demonstrated by the completion of a working model. The Company has not capitalized any software development costs at December 31, 2016 or 2015, since the costs incurred subsequent to achieving technological feasibility and completing the research and development for the software components were immaterial.

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

Medical Device Excise Tax

Medical Device Excise Tax, or MDET, Section 4191 of the Internal Revenue Code enacted by the Health Care and Education Reconciliation Act of 2010, in conjunction with the Patient Protection and Affordable Care Act, established a 2.3% excise tax on medical devices sold domestically which, due to subsequent legislative amendments, has been suspended from January 1, 2016 to December 31, 2017, however, it could be reinstated. The Company included the cost of MDET in cost of product revenue during the years ended December 31, 2015 and 2014, net of amounts directly billed to the customer for this tax, if any.

Deferred Commissions

Deferred commissions are the direct and incremental costs directly associated with the MRIdian system contracts with customers, which primarily consist of sales commissions to our direct sales force. The commissions are deferred and expensed in proportion to the revenue recognized upon the acceptance of the MRIdian system. At December 31, 2016 and 2015, the Company had $2.6 million and $799 thousand deferred commissions recorded as part of prepaid expenses and other current assets on the accompanying consolidated balance sheets.

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

Warrant Liability

Convertible Preferred Stock Warrant Liability

The Company’s warrant to purchase convertible preferred stock is classified as a liability on the consolidated balance sheets at fair value upon issuance because the warrant is exercisable for contingently redeemable preferred stock which is classified outside of stockholders’ deficit. The warrant is subject to re-measurement to fair value at each balance sheet date, and any change in fair value is recognized in the consolidated statements of operations as other (expense) income, net. In July 2015, upon the Merger of the Company and ViewRay Technologies, Inc., and the Private Placement, the convertible preferred stock warrants were converted into warrants to purchase the Company’s common stock, and the fair value of the preferred stock warrant liability was reclassified to additional paid-in capital.

Common Stock Warrant Liability

Certain warrants to purchase common stock provide for cash settlement in the event of change in control, and are classified as liabilities on the balance sheets at fair value upon issuance (see Note 13). These warrants are subject to re-measurement to fair value at each balance sheet date, and any change in fair value are recognized in the consolidated statements of operations as other (expense) income, net. Upon exercise or expiration of the warrants, the related warrant liability will be reclassified to additional paid-in capital.

Net Loss per Share

The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Contingently issuable shares are included in the computation of basic net loss per share as of the date that all necessary conditions have been satisfied and issuance of the shares is no longer contingent. The net loss attributable to common stockholders was not allocated to the convertible preferred stock under the two-class method as the convertible preferred stock do not have a contractual obligation to share in the net loss attributable to common stockholders. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants to purchase convertible preferred stock and common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU No. 2014-09 will be effective for the Company’s fiscal year beginning after December 15, 2017, and the interim periods thereafter. In addition, the FASB issued ASU No. 2016-08, 2016-10 and 2016-12 in March 2016, April 2016 and May 2016, respectively, to help provide interpretive clarification on the new guidance in ASC Topic 606.  ASU No. 2016-08, 2016-10 and 2016-12 are all effective during the same period as ASU No. 2014-09. The Company currently expects to adopt the standard on January 1, 2018.

In December 2016, the Company initiated its evaluation of ASU 2014-09, including the expected impact on its business processes, systems and controls, and potential differences in the timing and/or method of revenue recognition for its sales contracts. Based on the initial assessment, the Company does not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of its revenue recognition. Due to the nature of the Company’s sales arrangements, product revenue, service revenue and distribution rights revenue are expected to remain substantially unchanged. The Company expects to select a transition method during the first half of 2017, and will continue its evaluation of ASU 2014-09 through the date of adoption.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU No. 2015-11 is effective prospectively for annual periods beginning after December 15, 2016 and interim periods therein. Early application is permitted. The Company is reviewing the provisions of ASU No. 2015-11 and expects that the new guidance will not have a material impact on its consolidated financial reporting statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the Accounting Standards Codification 840, Leases. This ASU requires lessees to begin recognize all leases, with exception of short-term lease, as a lease liability on the balance sheet. Under this ASU, a lease is defined as a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset which is an asset that represents the lessee’s right to use, or control the use of, a specified asset during the lease term. The ASU also requires additional disclosure about the amount, timing and uncertainty of cash flow from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. For the Company, the impact of ASU No. 2016-02 will primarily relate to its accounting and reporting of leases as a lessee. As disclosed in Note 7, future minimum payments under noncancelable operating leases are approximately $2.9 million. This new standard will require the present value of these leases to be recorded in the consolidated balance sheets as a right of use asset and lease liability. The Company is continuing to evaluate the impact of this guidance on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods therein.  Early adoption is permitted. The Company currently plans to implement ASU 2016-09 as required in the first quarter of fiscal year 2017. The Company does not expect the adoption of this ASU to have a material impact on its financial position and results of operations due to the full valuation allowance on the deferred tax asset. Upon adoption, the Company will increase its deferred tax asset with respect to net operating loss carryforwards related to excess tax benefits, with an equal offsetting increase to its valuation allowance. As such, the Company does not believe that a cumulative effect adjustment will be recorded in the year of adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU No. 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU No. 2016-15 and ASU No. 2016-18 should be applied using the retrospective transition method, requiring adjustment to all comparative periods presented, unless it is impracticable for some of the amendments, in which case those amendments would be made prospectively as of the earliest date practicable. The amendments in ASU No. 2016-15 and ASU No. 2016-18 are effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in the consolidated balance sheets. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as non-current in the consolidated balance sheets. ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016 and interim periods therein. Early application is permitted.  The Company elected to early adopt this guidance starting April 1, 2016 on a prospective basis.  As a result of adopting this standard, deferred tax liabilities and assets, if any, are presented within the financial statements as noncurrent.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), which requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statement issuance date. Disclosures are required if conditions give rise to substantial doubt. The new standard is effective for all entities in the first annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company adopted ASU 2014-15 in the year ended December 31, 2016, and the adoption of the new accounting guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows. The Company plans that it will have sufficient cash to continue as a going concern (See Note 1).

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

Immediately following the closing of the Merger, the Company’s outstanding shares of common stock (on a fully diluted basis) were owned as follows:

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

The Merger was accounted for as a reverse-merger and recapitalization. ViewRay Technologies, Inc. was the acquirer for financial reporting purposes, and ViewRay, Inc. was the acquired company under the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combination. Consequently, the assets, liabilities and operations that will be reflected in the historical consolidated financial statements prior to the Merger will be those of ViewRay Technologies, Inc. and will be recorded at the historical cost basis, and the consolidated financial statements after completion of the Merger will include the assets, liabilities and results of operations of ViewRay Technologies, Inc. up to the day prior to the closing of the Merger and the assets, liabilities and results of operations of the combined company from and after the closing date of the Merger.

4.	Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Prototype	$6,405	$6,492
Machine and equipment	5,807	7,128
Leasehold improvements	4,621	1,532
Furniture and fixtures	368	350
Software	1,028	832
Construction in progress	5,498	1,851
Property and equipment, gross	23,727	18,185
Less: accumulated depreciation and amortization	(12,167)	(10,879)
Property and equipment, net	$11,560	$7,306

Depreciation and amortization expense related to property and equipment was $1.6 million, $1.1 million and $853 thousand during the years ended December 31, 2016, 2015 and 2014, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,
	2016	2015
License cost	$512	$500
Patents	104	104
Intangible assets, gross	616	604
Accumulated amortization	(519)	(404)
Intangible assets, net	$97	$200

Intangible amortization expense was $115 thousand, $168 thousand and $167 thousand during the years ended December 31, 2016, 2015 and 2014, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.

At December 31, 2016, the estimated future amortization expense of purchased intangible assets was as follows (in thousands):

Year Ended December 31,	Estimated Future Amortization Expense
2017	$19
2018	19
2019	19
2020	19
2021	10
Thereafter	11
Total amortization expense	$97

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued payroll and related benefits	$4,274	$1,938
Accrued accounts payable	1,202	1,880
Sales tax and medical device excise tax payable	13	219
Accrued legal and accounting	509	857
Accrued interest	—	—
Other	336	519
Total accrued liabilities	$6,334	$5,413

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred revenue:
Product	$5,050	$5,050
Services	1,561	911
Distribution rights	3,822	—
Total deferred revenue	10,433	5,961
Less: current portion of deferred revenue	(6,515)	(5,616)
Noncurrent portion of deferred revenue	$3,918	$345

5.	Fair Value of Financial Instruments

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

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at December 31, 2016 or 2015. Level 3 liabilities that are measured on a recurring basis include convertible preferred stock warrant liabilities and common stock warrant liability. The convertible preferred stock warrant liability was valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value of the warrant (see Note 13).

The convertible preferred stock warrants were issued in December 2013 and were outstanding at December 31, 2014. In July 2015, upon the Merger of the Company and ViewRay Technologies, Inc., and the Private Placement, the convertible preferred stock warrants were converted into warrants to purchase the Company’s common stock. The aggregate fair value of these warrants upon the closing of the Merger is $93 thousand which was reclassified from liabilities to additional paid-in-capital, and the Company no longer recorded change in fair value adjustments in relation to convertible preferred stock warrants.

The 2016 Placement Warrants were issued in August and September 2016 and were outstanding at December 2016. The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At December 31, 2016
	Level 1	Level 2	Level 3	Total
2016 Placement Warrants Liability	$—	$—	$2,723	$2,723

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Year Ended December 31,
	2016	2015	2014
Fair value, beginning of period	$—	$138	$158
Issuance of 2016 Placement Warrants	2,726	—	—
Change in fair value of Level 3 financial liabilities	(3)	(45)	(20)
Conversion of convertible preferred stock warrants to common stock warrants	—	(93)	—
Fair value, end of period	$2,723	$—	$138

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other (expense) income, net in the consolidated statements of operations.

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

In connection with the issuance of the Hercules Term Loan, ViewRay Technologies, Inc. entered into a Warrant Agreement with Hercules to issue a fully vested and exercisable warrant to purchase 128,231 shares of Series C convertible preferred stock with an exercise price of $5.84 per share. The warrant is exercisable any time before the later of 10 years from issuance or five years after an IPO. The warrant provides for anti-dilution rights on the Series C convertible preferred stock, which includes one-time down-round protection. The fair value of the warrant upon issuance of $158 thousand was recorded as convertible preferred stock warrant liability and a discount to the carrying value of the Hercules Term Loan. The fair value of the warrant at the time of issuance was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of two years, expected volatility of 30%, risk-free interest rate of 0.4% and expected dividend yield of 0%. The convertible preferred stock warrants were converted into warrants to purchase the Company’s common stock upon the consummation of the Merger in July 2015 as disclosed in Notes 1 and 5. See Note 13 for assumptions used to estimate the fair value of convertible preferred stock warrant liability upon conversion into warrants to purchase common stock at December 31, 2014.

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

In March 2016, the Company and CRG executed an amendment to the original terms of the CRG Term Loan such that, with regard to the conditions for borrowing the remaining $20.0 million available under the CRG Term Loan, the Company may, at its election, draw down (i) an amount of either $10.0 million or $15.0 million in up to two advances upon achievement of a minimum of $15.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before March 31, 2016 and (ii) an additional $5.0 million (or $10.0 million, if the previous draw made was only in an amount of $10.0 million) upon achievement of a minimum of $25.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before December 31, 2016 and upon execution of the first sales contract of the Company’s second generation product.  On March 21, 2016, the Company achieved the minimum of $15.0 million gross revenue requirement which makes the first $15.0 million of the remaining $20.0 million immediately available for draw down by the Company. In May 2016, the Company drew down the additional $15.0 million available amount.  At December 31, 2016, the Company had $45.0 million in outstanding debt to CRG.

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

The Company’s scheduled future payment on the CRG Term Loan at December 31, 2016 are as follows (in thousands):

Year Ended December 31,
2017	$3,926
2018	17,793
2019	29,082
2020	16,897
Total future payments	67,698
Less: amount representing interest and end-of-term facility fee	(22,698)
Total principal amount	45,000
Less: unamortized debt discount	(710)
Carrying value of long-term debt	44,290
Less: current portion	—
Long-term portion	$44,290

2014 Convertible Promissory Notes

In August 2014, the Company entered into a Convertible Promissory Note Agreement, or the Convertible Note Agreement, with a majority of its current investors to sell convertible promissory notes in an aggregate principal amount of $10.0 million with the option to raise an additional $1.5 million, or 2014 Notes. The Company received gross proceeds of $3.9 million in August 2014 and $6.1 million in November 2014 under the Convertible Note Agreement. The 2014 Notes carried a simple interest rate of 8% per annum and were subordinated in right of payment to all of the Company’s other indebtedness. The 2014 Notes were to mature in November 2015 unless previously converted. The Convertible Note Agreement provided for the conversion of the 2014 Notes at the option of the majority investors, and at any time, into shares of Series C convertible preferred stock at the then applicable conversion price. In December 2014, the holders of the 2014 Notes opted to convert the outstanding principal and accrued interest of $10.2 million into 1,739,405 shares of Series C convertible preferred stock at a price of $5.84 per share in accordance with the terms of the Convertible Note Agreement. At December 31, 2014, the 2014 Notes are no longer outstanding. In addition, the option to raise an additional $1.5 million under the Convertible Note Agreement expired unexercised in December 2014 and no more 2014 Notes will be issued under this agreement.

7.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakwood Village, Ohio and Mountain View, California under non-cancellable operating leases. At December 31, 2016, the future minimum payments for the operating leases are as follows (in thousands):

Year Ended December 31,
2017	$1,106
2018	963
2019	823
Total future minimum payments	$2,892

Rent expense incurred under operating leases was $1.3 million, $1.3 million and $683 thousand during the years ended December 31, 2016, 2015 and 2014, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. At December 31, 2016, the Company was not involved in any material legal proceedings.

Purchase Commitments

At December 31, 2016 and 2015, the Company had no outstanding firm purchase commitments.

8.	Licensing Agreement

In December 2004, ViewRay Technologies, Inc. entered into a licensing agreement with the University of Florida Research Foundation, Inc., or UFRF, whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a royalty from sales of products developed and sold by the Company utilizing the licensed patents. ViewRay Technologies, Inc. met all of the product development and commercialization milestones at December 31, 2013 and started to make quarterly royalty payments in 2014. Royalty payments are based on 1% of net sales, defined as the amount collected on sales of licensed products and/or licensed processes after deducting trade and/or quantity discounts, credits on returns and allowances, outbound transportation costs paid and sales tax. Minimum quarterly royalty payments of $50 thousand commenced with the quarter ended March 31, 2014 and are payable in advance. Minimum royalties paid in any calendar year will be credited against earned royalties for such calendar year. The royalty payments continue until the earlier of (i) the date that no licensed patents remain enforceable or (ii) the payment of earned royalties, once begun in 2014, cease for more than four consecutive calendars quarters. Royalty expenses based on 1% of net sales were $206 thousand, $49 thousand and $63 thousand during the years ended December 31, 2016, 2015 and 2014, respectively, and were recorded as product cost of revenue in the accompanying consolidated statements of operations. The minimum royalty payments in excess of 1% of net sales were $57 thousand, $102 thousand and $137 thousand during the years ended December 31, 2016, 2015 and 2014, respectively, and were recorded as general and administrative expenses in the accompanying consolidated statements of operations.

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

In December 2014, ViewRay Technologies, Inc. entered into a distribution agreement with Itochu Corporation, or Itochu, a Japanese entity, pursuant to which the Company appointed Itochu as its exclusive distributor for the sale and delivery of its MRIdian products within Japan. In consideration of the exclusive distribution rights granted, ltochu agreed to pay a distribution fee of $4.0 million in three installments: (i) the first installment of $1.0 million was due upon execution of the distribution agreement; (ii) the second installment of $1.0 million is due within

10 business days following submission of the application for regulatory approval of the Company’s product to the Japan regulatory authority; and (iii) the final installment of $2.0 million is due within 10 business days following receipt of approval for the Company’s product from the Japan regulatory authority. The distribution fee paid by Itochu was refundable if the Company failed to obtain the approval from the Japan regulatory authority before December 31, 2017. The first and second installments of $2.0 million in aggregate were received in December 2014 and December 2015, respectively, and were recorded as customer deposits in the accompanying consolidated balance sheets at December 31, 2015.  In August 2016, the Company received the third and final $2.0 million installment upon the receipt of regulatory approval to market MRIdian in Japan. In August 2016, the entire $4.0 million distribution fee received was reclassified to deferred revenue as it was no longer refundable. The Company started recognizing distribution rights revenue on a straight-line basis over the remaining term of the exclusive distribution agreement of approximately 8.5 years.

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

11.	Common Stock Reserved for Issuance

The common stock reserved for future issuance at December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
Shares underlying outstanding stock options	6,127,291	6,053,672
Shares available for future stock option grants	2,168,391	3,166,968
Shares issuable upon settlement of restricted stock units outstanding	151,240	—
ESPP shares available for issuance	667,670	285,621
Warrant to purchase common stock	1,707,736	326,991
Total shares of common stock reserved	10,822,328	9,833,252

12.	Convertible Preferred Stock

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

In July 2015, upon the closing of the Merger, all of ViewRay Technologies, Inc.’s 30,381,987 shares of outstanding convertible preferred stock were converted into the Company’s common stock at a 1:1 conversion rate.  As a result, the Company had no convertible preferred stock issued and outstanding at December 31, 2016 and 2015.

13.	Warrants

In connection with a 2013 debt financing (see Note 6), the Company issued a warrant to purchase 128,231 shares of Series C convertible preferred stock. The convertible preferred stock warrant was recorded as a liability and is adjusted to fair value at each balance sheet date, with the change in fair value being recorded as a component of other (expense) income, net in the consolidated statements of operations. For the years ended December 31, 2015 and 2014, the Company recognized a gain of $45 thousand and $20 thousand related to the change in fair value of the warrants in the accompanying consolidated statements of operations.

Upon the closing of the Merger on July 23, 2015, all shares of Series C convertible preferred stock were converted into common stock, and the warrant to purchase Series C convertible preferred stock was converted into the warrant to purchase 128,231 shares of the Company’s common stock. As a result, the fair value of the preferred stock warrant liability of $93 thousand was reclassified into additional paid-in capital. At December 31, 2016 and 2015, the warrant had not been exercised and was still outstanding.

The Company used the Black-Scholes option-pricing model to estimate the fair value of the convertible preferred stock warrant with the following assumptions:

Upon the Closing of the Merger on July 23, 2015
Common Stock Warrants:
Expected term (in years)	5.0
Expected volatility (%)	31.8%
Risk-free interest rate (%)	1.7%
Expected dividend yield (%)	0%

In connection with the Merger and the Private Placement, in July and August 2015, the Company issued 198,760 shares of warrants to purchase common stock at an exercise price of $5.00 per share to private placement agents as payment for services provided. These placement warrants are exercisable at any time at the option of the holder until the five-year anniversary of their date of issuance.

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

In September 2016, the Company completed the final closing of a private placement offering, or the 2016 Private Placement, through which it sold an aggregate of 4,602,506 shares of its common stock at a purchase price of $2.95 per share and warrants that provide the option holder the right to purchase 1,380,745 shares of common stock, or the 2016 Placement Warrants, at a price of $0.125 per share, and raised a total of $13.2 million, net of offering costs.

These 2016 Placement Warrants are exercisable at any time at the option of the holder until the seven-year anniversary of their date of issuance. The 2016 Placement Warrants also contain protection whereby the warrants will expire immediately prior to the consummation of a Change of Control and holders have the right to receive cash in the amount equal to the Black-Scholes value of warrants. A Change of Control is defined as (i) a merger or consolidation of the Company with another corporation, (ii) the sale, transfer or other disposal of substantially all of the assets or a majority of the Company’s outstanding shares of capital stock, (iii) a purchase or exchange offer accepted by the holders of a majority of the outstanding voting shares of the Company’s capital stock, or (iv) a “person” or “group,” as defined by Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended, is or will become the beneficial owner, directly or indirectly, of at least a majority of the voting power of the Company’s capital stock. The 2016 Placement Warrants were accounted for as a liability at the date of issuance and are adjusted to fair value at each balance sheet date, with the change in fair value recorded as a component of other (expense) income, net in the consolidated statements of operations.

As separate classes of securities were issued in a bundled transaction, the gross proceeds from the 2016 Private Placement of $13.8 million was allocated first to the 2016 Placement Warrants based on their fair value upon issuance, and the residual was allocated to the common stock. The fair value upon issuance of $2.7 million for the 2016 Placement Warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected term of seven years, expected volatility of 61.6%, risk-free interest rate of 1.4% and expected dividend yield of 0%.

During the year ended December 31, 2016 the Company recorded a gain of $3 thousand related to the change in fair value of the 2016 Placement Warrants.  The fair value of the 2016 Placement Warrants of $2.7 million was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:

December 31, 2016
2016 Placement Warrants:
Expected term (in years)	6.7
Expected volatility (%)	63.6%
Risk-free interest rate (%)	2.3%
Expected dividend yield (%)	0%

14.	Stock-Based Compensation

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

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or 2015 ESPP and 667,670 shares were reserved for issuance under the 2015 ESPP.  At December 31, 2016 and 2015, no shares have been issued under the 2015 ESPP.

A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at January 1, 2014	1,848,367	2,723,573	$0.71	7.7	$138
Granted	(1,642,799)	1,642,799	0.84
Exercised	—	(28,320)	0.73
Cancelled	89,533	(89,533)	0.74
Balance at December 31, 2014	295,101	4,248,519	0.76	7.7	8,343
Additional authorized	4,708,447	—
Granted	(1,975,673)	1,975,673	5.03
Exercised	—	(31,427)	0.76
Cancelled	139,093	(139,093)	1.46
Balance at December 31, 2015	3,166,968	6,053,672	2.13	7.6	20,605
Granted	(1,173,043)	1,173,043	4.20
Exercised	—	(773,718)	0.70
Cancelled	325,706	(325,706)	4.31
RSUs Granted	(151,240)	—	—
Balance at December 31, 2016	2,168,391	6,127,291	$2.60	7.3	$7,800
Vested and exercisable at December 31, 2016		3,608,258	$1.66	6.4	$6,711
Vested and expected to vest at December 31, 2016		5,901,120	$2.55	7.3	$7,688

The weighted-average grant date fair value of options granted to employees was $2.72, $3.13 and $0.42 per share for the year ended December 31, 2016, 2015 and 2014. The grant date fair value of options vested was $2.4 million, $782 thousand and $339 thousand, respectively, during the year ended December 31, 2016, 2015 and 2014.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of option exercised was $2.3 million for the year ended December 31, 2016. The aggregate intrinsic value of option exercised was insignificant for the year ended December 31, 2015 and 2014.

At December 31, 2016, total unrecognized compensation cost related to stock-based awards granted to employees, net of estimated forfeitures, was $5.4 million which is expected to be recognized over a weighted-average period of 2.9 years.

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

Fair Value of Common Stock

Prior to the Merger, the fair value of the common stock underlying the stock-based awards was determined by ViewRay Technologies, Inc.’s board of directors, with input from management and third-party valuations. Post-

Merger and up through March 30, 2016, the Company’s common stock shares were listed on the OTC Bulletin Board. Beginning March 31, 2016, the Company’s common stock shares were listed on The NASDAQ Global Market, or NASDAQ.  Fair value of the common stock is the adjusted closing price of the Company’s common stock on the trading date on these stock exchanges.

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

The fair value of employee stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	6.0	5.9	5.7
Expected volatility (%)	67.1%	68.7%	50.7%
Risk-free interest rate (%)	1.3%	1.8%	1.8%
Expected dividend yield (%)	0.0%	0.0%	0.0%

Restricted Stock Units

In September 2016, the Company granted 112,578 shares of Restricted Stock Units, or RSUs, to its board of directors for their services. These RSUs were fully vested upon issuance and will be released and settled upon termination of the board services or the occurrence of a change in control event.

In December 2016, the Company granted 18,017 and 20,645 shares of RSUs to certain executive officers for bonus and one consultant for their service, respectively. These RSUs were fully vested upon issuance but were not released at December 31, 2016, although the conditions to release these RSUs were satisfied at December 31, 2016.

The weighted-average grant date fair value of RSUs granted was $3.52 per share, and the Company recorded stock based compensation expense related to RSUs of $532 thousand during the year ended December 31, 2016, which was included in general and administrative expenses in the accompanying statements of operations.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations is classified as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$593	$262	$85
Selling and marketing	120	50	15
General and administrative	2,194	754	218
Total stock-based compensation expense	$2,907	$1,066	$318

During the years ended December 31, 2016, 2015 and 2014 there were no stock-based compensation expenses capitalized as a component of inventory or recognized in cost of revenue. Stock-based compensation relating to stock-based awards granted to consultants was insignificant for the years ended December 31, 2016, 2015 and 2014.

15.	Income Taxes

The following reconciles the differences between income taxes computed at the federal income tax rate and the provision for income taxes:

	Year Ended December 31,
	2016	2015	2014
Expected income tax benefit at the federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.0	(0.8)	3.7
Change in effective tax rate	0.0	(0.9)	1.3
Non-deductible items and other	(0.7)	(0.5)	0.4
Federal and state credits	0.6	(0.7)	1.2
Change in valuation allowance	(33.9)	(31.1)	(40.6)
Total	0.0%	0.0%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s net deferred tax assets consisted of the following at December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Net operating loss carryforwards	$75,036	$60,979
Research and development tax credits	2,131	1,731
Reserves and accruals	1,791	966
Other	4,594	2,433
Total deferred tax assets	83,552	66,109
Valuation allowance	(83,552)	(66,109)
Net deferred tax assets	$—	$—

The Company maintains a valuation allowance related to its deferred tax asset position when management believes it is more likely than not that the net deferred tax assets will not be realized in the future. The Company’s valuation allowance increased by $17.4 million and $14.0 million during the year ended December 31, 2016 and 2015.

At December 31, 2016, the Company had federal net operating loss carryforwards of $210.4 million, which begin to expire in the year ending December 31, 2024, and $131.1 million related to state net operating loss carryforwards, which begin to expire in the year ending December 31, 2019. The Company had federal research and development tax credit carryforwards of $2.9 million, and state carryforwards of $255 thousand at the year ended December 31, 2016. These credits expire at various dates through the year ending December 31, 2024.

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

At December 31, 2016 and 2015, the Company’s unrecognized tax benefits consist of the following:

	Year Ended December 31,
	2016	2015
Unrecognized tax benefit, beginning of period	$742	$—
Gross increases — current year tax positions	198	130
Gross decreases — current year tax positions	—	—
Gross increases — prior year tax positions	—	612
Unrecognized tax benefit, end of period	$940	$742

16.	Employee Benefits

The Company has a 401(k) Plan which covers its eligible employees. The 401(k) Plan permits the participants to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the IRC. At its discretion, the Company can match a portion of the participants’ contributions or make profit-sharing contributions. There was no matching or profit-sharing contributions during the years ended December 31, 2016, 2015 or 2014.

17.	Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Net loss	$(50,636)	$(44,995)	$(33,800)
Deemed capital contribution on repurchase of Series A preferred stock	—	—	9
Net loss attributable to common stockholders	$(50,636)	$(44,995)	$(33,791)
Weighted-average common shares used in computing net loss per share, basic and diluted	40,068,307	17,432,434	892,315
Net loss per share, basic and diluted	$(1.26)	$(2.58)	$(37.87)

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2016	2015	2014
Convertible preferred stock (if converted)	—	16,558,330	25,078,396
Options to purchase common stock	6,181,015	5,032,768	3,766,704
Convertible preferred stock warrant	—	71,318	128,231
Common stock warrant	804,248	142,513	—
Restricted stock units	33,835	—	—

18.	Segment and Geographic Information

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

The following table sets forth revenue by geographic area on the customers’ location (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$1,106	$5,332	$6,399
Japan	10,375	—	—
Netherlands	5,486	—	—
Italy	5,088	—	—
Korea	182	4,988	—
Rest of world	—	70	—
Total revenue	$22,237	$10,390	$6,399

At December 31, 2016 and 2015, all long-lived assets are located in the United States.

19.	Related Party Transactions

As discussed in Note 8, the Company pays a royalty to UFRF, a common stockholder, related to a licensing agreement.

20.	Subsequent Events

In January 2017, the Company entered into a Securities Purchase Agreement pursuant to which it sold an aggregate of 10,323,101 shares of common stock which consists of 8,602,589 shares of common stock and warrants to purchase 1,720,512 shares of common stock, or the 2017 Placement Warrants, for total gross proceeds of $26.1 million, or the 2017 Private Placement. The Company completed the closing of the 2017 Private Placement in January 2017. The 2017 Placement Warrants have a per share exercise price of $3.00 per share, except that the purchase price paid by individuals who are directors and/or officers of the Company was $3.17, are exercisable after six months and expire seven years from the date of issuance.

In January 2017, the Company entered into a sales agreement with FBR Capital Markets & Co under which it may sell up to $25.0 million of its common shares pursuant to an at-the-market offering program. As of March 13, 2017, the Company sold approximately 3.9 million shares of its common stock at an average market price of $5.64 per share, resulting in aggregate gross proceeds of approximately $21.9 million.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2016 at the reasonable assurance level.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was effective as of that date.

As a smaller reporting company, pursuant to the rules of the SEC, this Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm.

Item 9B. Other Information.

On March 24, 2016, we and CRG executed an amendment to the original terms of the CRG Term Loan such that, with regard to the conditions for borrowing the remaining $20.0 million available under the CRG Term Loan, we may, at our election, draw down (i) an amount of either $10.0 million or $15.0 million in up to two advances upon achievement of a minimum of $15.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before March 31, 2016 and (ii) an additional $5.0 million (or $10.0 million, if the previous draw made was only in an amount of $10.0 million) upon achievement of a minimum of $25.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before December 31, 2016 and upon execution of the first sales contract of our second generation product.  On March 21, 2016, we achieved the minimum of $15.0 million gross revenue requirement which makes the first $15.0 million of the remaining $20.0 million immediately available for draw down. In May 2016, the Company drew down the additional $15.0 million available amount.  At December 31, 2016, the Company had $45.0 million in outstanding debt to CRG.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Corporate Governance

The information in our Proxy Statement for the 2017 Annual Meeting of stockholders regarding directors and executive officers appearing under the headings "Proposal One—Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

In addition, the information in our Proxy Statement for the 2017 Annual Meeting of stockholders regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading "Corporate Governance and Board of Directors Matters" is incorporated herein by reference.

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

Item 11. Executive Compensation

We maintain employee compensation programs and benefit plans in which our executive officers are participants.  Copies of these plans and programs are set forth or incorporated by reference as Exhibits to this Annual Report.  The information in our Proxy Statement for the 2017 Annual Meeting of stockholders appearing under the heading “Executive Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information in our Proxy Statement for the 2017 Annual Meeting of stockholders appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our Proxy Statement for the 2017 Annual Meeting of stockholders appearing under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance—Director Independence" is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our Proxy Statement for the 2017 Annual Meeting of stockholders appearing under the headings "Proposal Three—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Services" and "Proposal Three—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures" is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2017.

VIEWRAY, INC.

By:	/s/ Chris A. Raanes
Chris A. Raanes
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Chris A. Raanes and Ajay Bansal, and each of them, with full power of substitution and full power to act without the other, his or her true and lawful attorney-in-fact and agent to act for him or her in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris A. Raanes	Director, President and Chief Executive Officer	March 17, 2017
Chris A. Raanes	(Principal Executive Officer)

/s/ Ajay Bansal	Chief Financial Officer	March 17, 2017
Ajay Bansal	(Principal Financial and Accounting Officer)

/s/ Joshua Bilenker, M.D.	Director	March 17, 2017
Joshua Bilenker, M.D.

/s/ David Bonita, M.D.	Director	March 17, 2017
David Bonita, M.D.

/s/ Caley Castelein, M.D.	Director	March 17, 2017
Caley Castelein, M.D.

/s/ James F. Dempsey, Ph.D.	Director and Chief Scientific Officer	March 17, 2017
James F. Dempsey, Ph.D.

/s/ Mark S. Gold, M.D.	Director	March 17, 2017
Mark S. Gold, M.D.

/s/ Aditya Puri	Director	March 17, 2017
Aditya Puri

/s/ Henry A. McKinnell, Jr., Ph.D.	Director	March 17, 2017
Henry A. McKinnell, Jr., Ph.D

/s/ Brian K. Roberts	Director	March 17, 2017
Brian K. Roberts

/s/ Theodore T. Wang, Ph.D.	Director	March 17, 2017
Theodore T. Wang, Ph.D.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws.	S-1/A	3.2	12/16/15

3.3	Certificate of Merger of Acquisition Sub with and into ViewRay Technologies, Inc.	S-1/A	3.3	12/16/15

4.1	Form of Common Stock Certificate.	S-1/A	4.1	12/16/15

4.2	Form of Placement Agent Warrant for Common Stock of ViewRay, Inc.	S-1/A	10.6	12/16/15

4.3	Form of Warrants issued pursuant to that certain Securities Purchase Agreement, dated as of August 19, 2016, by and among ViewRay, Inc. and the Purchasers named therein.	S-1	10.3	9/26/16

4.4	Form of Warrants issued pursuant to that certain Securities Purchase Agreement, dated as of January 13, 2017, by and among ViewRay, Inc. and the Purchasers named therein.				X

10.1	Split-Off Agreement, dated as of July 23, 2015, by and among ViewRay, Inc., Mirax Enterprise Corp. and Dinara Akzhigitova.	S-1/A	10.1	12/16/15

10.2	General Release Agreement, dated as of July 23, 2015, by and among ViewRay, Inc., Mirax Enterprise Corp. and Dinara Akzhigitova.	S-1/A	10.2	12/16/15

10.3	Form of Lock-Up and No Short Selling Agreement between ViewRay, Inc., and the officers, directors and shareholders party thereto.	S-1/A	10.3	12/16/15

10.4	Form of Securities Purchase Agreement between ViewRay, Inc., and the investors party thereto.	S-1/A	10.4	12/16/15

10.5	Engagement Letter, dated June 9, 2015, among ViewRay, Inc. and the Placement Agents as defined therein.	S-1/A	10.5	12/16/15

10.6	Form of Registration Rights Agreement, by and among ViewRay, Inc. and certain investors named therein.	S-1/A	4.2	12/16/15

10.7(a)	Office Lease, effective April 17, 2008, by and between Cleveland Industrial Portfolio, LLC and ViewRay Incorporated.	S-1/A	10.7(a)	12/16/15

10.7(b)	First Amendment to the Office Lease, effective April 16, 2013 by and between Cleveland Industrial Portfolio, LLC and ViewRay Incorporated.	S-1/A	10.7(b)	12/16/15

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

10.7(c)	Second Amendment to the Office Lease, effective August 15, 2014 by and between Cleveland Industrial Portfolio, LLC and ViewRay Incorporated.	S-1/A	10.7(c)	12/16/15

10.8	Office Lease, effective June 19, 2014, by and between BXP Research Park LP and ViewRay Incorporated.	S-1/A	10.8	12/16/15

10.9†	Employment Agreement, effective January 18, 2013, by and between ViewRay Incorporated and Chris A. Raanes.	S-1/A	10.9	12/16/15

10.10†	Offer Letter, effective November 11, 2010, by and between ViewRay Incorporated and D. David Chandler.	S-1/A	10.10	12/16/15

10.11†	First Amended and Restated Offer Letter, dated October 6, 2010, by and between ViewRay Incorporated and James F. Dempsey, Ph.D.	S-1/A	10.11	12/16/15

10.12†	Offer Letter, dated December 9, 2011, by and between ViewRay Incorporated and Michael Brandt.	S-1/A	10.12	12/16/15

10.13#	Manufacturing and Supply Agreement, effective September 18, 2013, by and between ViewRay Incorporated and Japan Superconductor Technology, Inc.	S-1/A	10.13	12/16/15

10.14(a)#	Development and Supply Agreement, effective May 29, 2008, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(a)	12/16/15

10.14(b)#	Amendment No. 1 to the Development and Supply Agreement, effective December 1, 2009, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(b)	12/16/15

10.14(c)#	Amendment No. 2 to the Development and Supply Agreement, effective May 4, 2010, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(c)	12/16/15

10.14(d)#	Amendment No. 3 to the Development and Supply Agreement, effective February 9, 2011, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(d)	12/16/15

10.14(e)#	Amendment No. 4 to the Development and Supply Agreement, effective May 11, 2012, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(e)	12/16/15

10.14(f)#	Amendment No. 5 to the Development and Supply Agreement, effective May 30, 2012, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(f)	12/16/15

10.14(g)#	Amendment No. 6 to the Development and Supply Agreement, effective February 21, 2014, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(g)	12/16/15

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

10.15#	Cobalt-60 Source Supply and Removal Agreement, effective December 19, 2013, by and between ViewRay Incorporated and Best Theratronics, Ltd.	S-1/A	10.15#	12/16/15

10.16#	Development and Supply Agreement, effective June 24, 2009, by and between ViewRay Incorporated and Manufacturing Sciences Corporation.	S-1/A	10.16#	12/16/15

10.17(a)#	Development and Supply Agreement, effective July 9, 2009, by and between ViewRay Incorporated and Tesla Engineering Limited.	S-1/A	10.17(a)	12/16/15

10.17(b)#	Amendment No. 1 to the Development and Supply Agreement, effective January 20, 2015, by and between ViewRay Incorporated and Tesla Engineering Limited.	S-1/A	10.17(b)	12/16/15

10.18#	Development and Supply Agreement, effective July 2, 2010, by and between ViewRay Incorporated and PEKO Precision Products, Inc.	S-1/A	10.18	12/16/15

10.19(a)#	Amended and Restated Joint Development and Supply Agreement, effective May 15, 2008, by and between ViewRay Incorporated and 3D Line GmbH.	S-1/A	10.19(a)	12/16/15

10.19(b)#	Amendment No. 1 to the Amended and Restated Joint Development and Supply Agreement, effective August 13, 2008, by and between ViewRay Incorporated and Euromechanics Medical GmbH.	S-1/A	10.19(b)	12/16/15

10.19(c)#	Amendment No. 2 to the Amended and Restated Joint Development and Supply Agreement, effective November 27, 2009, by and between ViewRay Incorporated and Euromechanics Medical GmbH.	S-1/A	10.19(c)	12/16/15

10.20#	Development and Supply Agreement, effective June 1, 2010, by and between ViewRay Incorporated and Quality Electrodynamics, LLC.	S-1/A	10.20	12/16/15

10.21(a)#	Standard Exclusive License Agreement with Sublicensing Terms, effective December 15, 2004, by and between ViewRay Incorporated and the University of Florida Research Foundation, Inc.	S-1/A	10.21(a)	12/16/15

10.21(b)#

Amendment No. 1 to the Standard Exclusive License Agreement with Sublicensing Terms, effective December 6, 2007, by and between ViewRay Incorporated and the University of Florida Research Foundation, Inc.

		S-1/A	10.21(b)	12/16/15

10.22	Warrant Agreement, effective December 16, 2013, by and between ViewRay Incorporated and Hercules Technology III, L.P.	S-1/A	10.23	12/16/15

10.23(a)#	Term Loan Agreement, effective June 26, 2015, by and among ViewRay Incorporated, the Subsidiary Guarantors (as defined therein), Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.	S-1/A	10.22	12/16/15

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

10.23(b)

Amendment No. 1 to Term Loan Agreement effective March 24, 2016, by and among ViewRay Technologies, Inc. (formerly known as ViewRay Incorporated), the Subsidiary Guarantors (as defined therein), Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.

		10-K	10.23(b)	3/28/16

10.24(a)†	ViewRay Incorporated 2008 Stock Incentive Plan.	S-1/A	10.24(a)	12/16/15

10.24(b)†	Form of Incentive Stock Option and Reverse Vesting Agreement (Change of Control) under the 2008 Plan.	S-1/A	10.24(b)	12/16/15

10.24(c)†	Form of Incentive Stock Option and Reverse Vesting Agreement under the 2008 Plan.	S-1/A	10.24(c)	12/16/15

10.24(d)†	Form of Nonstatutory Stock Option and Reverse Vesting Agreement under the 2008 Plan.	S-1/A	10.24(d)	12/16/15

10.25†	Contingent Equity Agreement, effective January 8, 2008, by and among ViewRay Incorporated, James F. Dempsey, Ph.D., Russell S. Donda, Jim Carnall and William Wells.	S-1/A	10.25	12/16/15

10.26(a)†	ViewRay, Inc. 2015 Equity Incentive Award Plan.	S-1/A	10.26(a)	12/16/15

10.26(b)†	Form of Option Agreement under the 2015 Plan.	S-1/A	10.26(b)	12/16/15

10.26(c)†	Form of Restricted Stock Agreement under the 2015 Plan.	S-1/A	10.26(c)	12/16/15

10.26(d)†	Form of Restricted Stock Unit Agreement under the 2015 Plan.	S-1/A	10.26(d)	12/16/15

10.27†	Form of Indemnification Agreement for directors and executive officers.	S-1/A	10.27	12/16/15

10.28†	Agreement, effective June 11, 2008, by and among ViewRay Incorporated, James F. Dempsey, Ph.D., William W. Wells, James D. Carnall and Russell S. Donda.	S-1/A	10.28	12/16/15

10.29†	ViewRay, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	10.29	12/16/15

10.30†	Offer Letter, dated April 30, 2015, between ViewRay, Inc. and Doug Keare.	S-1/A	10.30	12/16/15

10.31	Securities Purchase Agreement, dated as of August 19, 2016, by and among ViewRay, Inc. and the Purchasers named therein.	S-1	10.1	9/26/16

10.32	Registration Rights Agreement, dated as of August 22, 2016, by and among ViewRay, Inc. and the Purchasers named therein.	S-1	4.3	9/29/16

10.33	Securities Purchase Agreement, dated as of January 13, 2017, by and among ViewRay, Inc. and the Purchasers named therein.				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

10.34	Stockholders’ Agreement, dated as of January 13, 2017, by and among ViewRay, Inc. and the Purchasers named therein.				X

21	List of Subsidiaries.				X

23.1	Consent of Deloitte & Touche LLP				X

24	Power of Attorney (contained on the signature page hereto).				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101	Interactive Data Files of Financial Statements and Notes.				X

101.INS	Instant Document.				X

101.SCH	XBRL Taxonomy Schema Document.				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X

#	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
†	Indicates management contract or compensatory plan.