Form 10-Q
period 2017-03-31
ViewRay, Inc.
filed 2017-05-15
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2017, the registrant had 57,383,055 shares of common stock, $0.01 par value per share, outstanding.

VIEWRAY, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, contains forward-looking statements, including, without limitation, in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable products, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchanges Commission, or SEC and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIEWRAY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$49,301	$14,198
Accounts receivable	3,272	4,200
Inventory	10,216	8,082
Deposits on purchased inventory	4,473	2,522
Deferred cost of revenue	6,250	3,909
Prepaid expenses and other current assets	4,698	3,023
Total current assets	78,210	35,934
Property and equipment, net	11,353	11,560
Restricted cash	1,143	1,143
Intangible assets, net	92	97
Other assets	30	30
TOTAL ASSETS	$90,828	$48,764
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,561	$4,980
Accrued liabilities	6,322	6,334
Customer deposits	21,400	19,400
Deferred revenue, current portion	10,291	6,515
Total current liabilities	43,574	37,229
Deferred revenue, net of current portion	3,623	3,918
Long-term debt	44,368	44,290
Warrant liabilities	21,327	2,723
Other long-term liabilities	4,973	4,257
TOTAL LIABILITIES	117,865	92,417
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at March 31, 2017 and December 31, 2016; 56,086,583 and 43,581,184 shares issued and outstanding at March 31, 2017 and December 31, 2016	551	426
Additional paid-in capital	248,050	203,598
Accumulated deficit	(275,638)	(247,677)
TOTAL STOCKHOLDERS’ DEFICIT	(27,037)	(43,653)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$90,828	$48,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Product	$—	$5,240
Service	1,108	216
Distribution rights	119	—
Total revenue	1,227	5,456
Cost of revenue:
Product	266	5,927
Service	776	601
Total cost of revenue	1,042	6,528
Gross margin	185	(1,072)
Operating expenses:
Research and development	2,914	3,399
Selling and marketing	1,072	1,279
General and administrative	7,151	6,320
Total operating expenses	11,137	10,998
Loss from operations	(10,952)	(12,070)
Interest income	1	1
Interest expense	(1,737)	(1,082)
Other income (expense), net	(15,273)	(217)
Loss before provision for income taxes	$(27,961)	$(13,368)
Provision for income taxes	—	—
Net loss	$(27,961)	$(13,368)
Net loss per share, basic and diluted	$(0.54)	$(0.35)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	51,821,422	38,211,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,961)	$(13,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	467	372
Stock-based compensation	769	556
Accretion on asset retirement obligation	9	9
Change in fair value of warrant liabilities	15,231	—
Loss on disposal of property and equipment	6	2
Inventory lower of cost or market adjustment	—	235
Amortization of debt discount and interest accrual	785	462
Changes in operating assets and liabilities:
Accounts receivable	928	830
Inventory	(2,134)	(4,261)
Deposits on purchased inventory	(1,951)	384
Deferred cost of revenue	(2,341)	4,887
Prepaid expenses and other assets	(1,675)	(43)
Accounts payable	560	1,957
Accrued expenses and other long-term liabilities	(138)	504
Customer deposits and deferred revenue	5,481	(3,016)
Net cash used in operating activities	(11,964)	(10,490)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(319)	(4,456)
Net cash used in investing activities	(319)	(4,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock private placement, gross	26,100	—
Payment of offering costs related to common stock private placement	(210)	—
Proceeds from at-the-market offering of common stock, gross	21,921	—
Payment of offering costs related to at-the-market offering of common stock	(427)	—
Proceeds from the exercise of stock options	2	8
Net cash provided by financing activities	47,386	8
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,103	(14,938)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	14,198	20,667
CASH AND CASH EQUIVALENTS — END OF PERIOD	$49,301	$5,729
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$951	$621
Cash paid for taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment in accounts payable and accrued expenses	$135	$932
Transfer of property and equipment from inventory	$—	$1,728
Offering cost in accounts payable and accrued expenses	$394	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Background and Organization

ViewRay, Inc., or ViewRay or the Company, and its wholly-owned subsidiary ViewRay Technologies, Inc., designs, manufactures and markets MRIdian, the first and only MRI-guided radiation therapy system to image and treat cancer patients simultaneously.

Since inception, ViewRay Technologies, Inc. has devoted substantially all of its efforts towards research and development, initial selling and marketing activities, raising capital and the manufacturing and shipment of MRIdian systems. In May 2012, ViewRay Technologies, Inc. was granted clearance from the U.S. Food and Drug Administration, or FDA, to sell MRIdian with cobalt. In November 2013, ViewRay Technologies, Inc. received its first clinical acceptance of a MRIdian with cobalt at a customer site, and the first patient was treated with that system in January 2014. ViewRay Technologies, Inc. has had the right to affix the CE mark to MRIdian with cobalt in the European Union, or EU, since November 2014. In September 2016, the Company received the rights to affix the CE mark and in February 2017, the Company received 510(k) clearance from the FDA to market MRIdian Linac.

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from investment capital and available borrowings under its term loan agreement. These have historically been sufficient to meet working capital needs, capital expenditures, and debt service obligations. During the three months ended March 31, 2017, the Company incurred a net loss from operations of $28.0 million and used cash in operations of $12.0 million. The Company believes that its existing cash balance of $49.3 million as of March 31, 2017, which is largely made up of the aggregate $48.0 million of proceeds from the January 2017 private placement and equity issuances during the first quarter of 2017, is sufficient to provide liquidity to fund its operations for at least the next 12 months.

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016.

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 17, 2017, and have not changed significantly since such filing.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU No. 2014-09 will be effective for the Company’s fiscal year beginning after December 15, 2017, and the interim periods thereafter. In addition, the FASB issued ASU No. 2016-08, 2016-10 and 2016-12 in March 2016, April 2016 and May 2016, respectively, to help provide interpretive clarification on the new guidance in ASC Topic 606.  ASU No. 2016-08, 2016-10 and 2016-12 are all effective during the same period as ASU No. 2014-09. The Company currently expects to adopt the standard on January 1, 2018.

In December 2016, the Company initiated its evaluation of ASU No. 2014-09, including the expected impact on its business processes, systems and controls, and potential differences in the timing and/or method of revenue recognition for its sales contracts. Based on the initial assessment, the Company does not believe the adoption of ASU No. 2014-09 will have a material impact on the amount or timing of its revenue recognition. Due to the nature of the Company’s sales arrangements, product revenue, service revenue and distribution rights revenue are expected to remain substantially unchanged. The Company expects to select a transition method during the first half of 2017, and will continue its evaluation of ASU No. 2014-09 through the date of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the Accounting Standards Codification 840, Leases. This ASU requires lessees to begin recognize all leases, with exception of short-term lease, as a lease liability on the balance sheet. Under this ASU, a lease is defined as a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset which is an asset that represents the lessee’s right to use, or control the use of, a specified asset during the lease term. The ASU also requires additional disclosure about the amount, timing and uncertainty of cash flow from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. For the Company, the impact of ASU No. 2016-02 will primarily relate to its accounting and reporting of leases as a lessee. As disclosed in Note 6, future minimum payments under noncancelable operating leases are approximately $3.1 million. This new standard will require the present value of these leases to be recorded in the consolidated balance sheets as a right of use asset and lease liability. The Company is continuing to evaluate the impact of this guidance on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU No. 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU No. 2016-15 and ASU No. 2016-18 should be applied using the retrospective transition method, requiring adjustment to all comparative periods presented, unless it is impracticable for some of the amendments, in which case those amendments would be made prospectively as of the earliest date practicable. The amendments in ASU No. 2016-15 and ASU No. 2016-18 are effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted, including adoption in an interim period. The Company is continuing to evaluate the impact of these updates on its condensed consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU No. 2015-11 is effective prospectively for annual periods beginning after December 15, 2016 and interim periods therein. Early application is permitted. The Company adopted ASU No. 2015-11 as required in the first quarter of fiscal year 2017. The adoption of the new guidance did not have a material impact on its condensed consolidated financial reporting statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, application of award forfeitures to expense, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods therein.  Early adoption is permitted. The Company adopted ASU No. 2016-09 as required in the first quarter of fiscal year 2017, and there was no material impact on the financial statements given the full valuation allowance position of its deferred tax assets.

3.	Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Prototype	$11,929	$6,405
Machinery and equipment	6,027	5,807
Leasehold improvements	4,621	4,621
Furniture and fixtures	368	368
Software	1,028	1,028
Construction in progress	—	5,498
Property and equipment, gross	23,973	23,727
Less: accumulated depreciation and amortization	(12,620)	(12,167)
Property and equipment, net	$11,353	$11,560

Depreciation and amortization expense related to property and equipment were $462 thousand, $326 thousand during the three months ended March 31, 2017 and 2016, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
License cost	$512	$512
Patents	104	104
Intangible assets, gross	616	616
Accumulated amortization	(524)	(519)
Intangible assets, net	$92	$97

Intangible assets amortization expense were $5 thousand and $46 thousand during the three months ended March 31, 2017 and 2016, respectively. Amortization of intangible assets was recorded in general and administrative expenses in the condensed consolidated statements of operations.

At March 31, 2017, the estimated future amortization expense of intangible assets was as follows (in thousands):

Year Ending December 31,	Estimated Future Amortization Expense
The remainder of 2017	$14
2018	19
2019	19
2020	19
2021	10
2022	3
Thereafter	8
Total amortization expense	$92

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued payroll and related benefits	$4,154	$4,274
Accrued accounts payable	940	1,202
Sales tax payable	39	13
Accrued legal, accounting and governance fees	693	509
Other	496	336
Total accrued liabilities	$6,322	$6,334

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Deferred revenue:
Product	$8,550	$5,050
Services	1,661	1,561
Distribution rights	3,703	3,822
Total deferred revenue	13,914	10,433
Less: current portion of deferred revenue	(10,291)	(6,515)
Noncurrent portion of deferred revenue	$3,623	$3,918

4.	Fair Value of Financial Instruments

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at March 31, 2017 and December 31, 2016. Level 3 liabilities that are measured on a recurring basis consist of the 2016 and 2017 warrants for common stock issued in connection with the Company’s private placements. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 9).

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other income (expense), net in the condensed consolidated statements of operations. For the three months ended March 31, 2017, the Company recorded a loss of $15.2 million related to the change in fair value of the 2016 and 2017 placement warrants.  There have been no transfers between level one, level two and level three in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At March 31, 2017
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$11,818	$11,818
2016 Placement Warrants Liability	—	—	9,509	9,509
Total	$—	$—	$21,327	$21,327

	At December 31, 2016
	Level 1	Level 2	Level 3	Total
2016 Placement Warrants Liability	$—	$—	$2,723	$2,723

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

Three Months Ended March 31, 2017
Fair value, beginning of period	$2,723
Issuance of 2017 Placement Warrants	3,373
Change in fair value of Level 3 financial liabilities	15,231
Fair value, end of period	$21,327

5.	Debt

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

At March 31, 2017, the Company had $45.0 million in outstanding debt to CRG.

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

At March 31, 2017, the Company was in compliance with all financial covenants under the CRG Term Loan.

In April 2017, the Company and CRG executed an amendment to the terms of its $50.0 million Term Loan Agreement, as amended in March 2016. Amendments to the CRG Term Loan agreement include availability of the existing $5.0 million tranche at ViewRay’s option through June 30, 2017, the addition of a $15.0 million tranche of borrowing capacity available at ViewRay’s option through September 30, 2017, extension of the interest-only and payment in-kind period, a decrease to the combined 2016 and 2017 revenue covenant and a 1.5% to 1.75% increase to the facility fee.

6.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakwood Village, Ohio and Mountain View, California under non-cancellable operating leases. At March 31, 2017, the future minimum payments for the operating leases are as follows (in thousands):

Year Ending December 31,	Future Minimum Payments
The remainder of 2017	$860
2018	1,188
2019	1,079
Total future minimum payments	$3,127

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. At March 31, 2017 and December 31, 2016, the Company was not involved in any material legal proceedings.

Purchase Commitments

At March 31, 2017 and December 31, 2016, the Company had no outstanding firm purchase commitments.

7.	Distribution Agreement

In December 2014, the Company entered into a distribution agreement with Itochu Corporation, or Itochu, a Japanese entity, pursuant to which the Company appointed Itochu as its exclusive distributor for the sale and delivery of the Company’s MRIdian products within Japan. The exclusive distribution agreement has an initial term of 10 years from December 2014 and contains features customary in such distribution agreements. Under this distribution agreement, the Company will supply its products and services to Itochu based upon the Company’s then-current pricing.  In consideration of the exclusive distribution rights granted, Itochu agreed to pay a distribution fee of $4.0 million in three installments: (i) the first installment of $1.0 million was due upon execution of the distribution agreement; (ii) the second installment of $1.0 million was due within 10 business days following submission of the application for regulatory approval of the Company’s product to the Japan regulatory authority; and (iii) the final installment of $2.0 million was due within 10 business days following receipt of approval for the Company’s product from the Japanese Ministry of Health, Labor and Welfare. The distribution fee paid by Itochu was refundable if the Company failed to obtain the approval from the Japan regulatory authority before December 31, 2017. The first and second installments of $2.0 million in aggregate were received in December 2014 and December 2015, respectively. In August 2016, the Company received the third and final $2.0 million installment upon the receipt of regulatory approval to market MRIdian in Japan. The entire $4.0 million distribution fee received was reclassified to deferred revenue as it was no longer refundable. The Company started recognizing distribution rights revenue on a straight-line basis over the remaining term of the exclusive distribution agreement of approximately 8.5 years. The distribution rights revenue was $119 thousand for the three months ended March 31, 2017.

8.	Equity Financing

Private Placements

In September 2016, the Company completed the final closing of a private placement offering, or the 2016 Private Placement, through which it sold an aggregate of 4,602,506 shares of its common stock at a purchase price of $2.95 per share and warrants that provide the warrant holder the right to purchase 1,380,745 shares of common stock, or the 2016 Placement Warrants, and raised total gross proceeds of $13.8 million. The 2016 Placement Warrants have a per share exercise price of $2.95 per share, are exercisable at any time at the option of the holder and expire seven years from the date of issuance.

In January 2017, the Company entered into a Securities Purchase Agreement pursuant to which it sold an aggregate of 10,323,101 shares of common stock which consists of 8,602,589 shares of common stock and warrants to purchase 1,720,512 shares of common stock, or the 2017 Placement Warrants, for total gross proceeds of $26.1 million, or the 2017 Private Placement. The Company completed the closing of the 2017 Private Placement on January 18, 2017. The 2017 Placement Warrants have a per share exercise price of $3.17 per share, are exercisable after six months and expire seven years from the date of issuance.

At-The-Market Offering of Common Stock

In January 2017, the Company issued a base prospectus which covers the offering, issuance and sale by the registrant of up to a maximum aggregate offering price of $75.0 million of the registrant’s common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and the Company entered into a sales agreement with FBR Capital Markets & Co., or FBR, under which it may sell up to $25.0 million of its common shares pursuant to an at-the-market offering program in accordance with Rule 415(a)(4) under the Securities Act. FBR acted as sales agent on a best efforts basis and used commercially reasonable efforts to sell on behalf of the Company all of the shares of common stock requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between FBR and the Company. There is no arrangement for funds to be received in any escrow, trust or similar arrangement.

FBR is entitled to compensation of up to 3.0% of the gross sales price per share sold. In connection with the sale of the Company’s common stock on the Company’s behalf, FBR is deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of FBR is deemed to be underwriting commissions or discounts. The Company has also agreed to provide indemnification and contribution to FBR with respect to certain liabilities, including liabilities under the Securities Act.

As of March 31, 2017, the Company sold 3,884,234 shares of its common stock at an average market price of $5.64 per share, resulting in aggregate gross proceeds of approximately $21.9 million.

9.	Warrants

Equity Classified Common Stock Warrants

At March 31, 2017 and December 31, 2016, the Company had warrants to purchase 128,231 shares of its common stock with an exercise price of $5.84 per share. These warrants were issued in connection with a debt financing in December 2013, and are exercisable any time at the option of the holder until December 16, 2023.

In connection with the merger of the Company and ViewRay Technologies, Inc. in July 2015, or the Merger, in July and August 2015, the Company conducted a private placement offering during which the Company issued warrants, or 2015 Placement Warrants, that provide the warrant holder the right to purchase 198,760 shares of common stock at an exercise price of $5.00 per share. These 2015 Placement Warrants are exercisable at any time at the option of the holder until the five year anniversary of its date of issuance.

All of these warrants remain outstanding at March 31, 2017 and December 31, 2016, and were accounted for as equity awards.

Liability Classified Common Stock Warrants

In connection with the 2016 Private Placement, in August and September 2016, the Company issued warrants, the 2016 Placement Warrants, that provide the warrant holder the right to purchase 1,380,745 shares of common stock at an exercise price of $2.95 per share.  These 2016 Placement Warrants are exercisable at any time at the option of the holder until the seven year anniversary of its date of issuance. The 2016 Placement Warrants also contain protection whereby warrants will expire immediately prior to the consummation of a Change of Control and holders have the right to receive cash in the amount equal to the Black-Scholes value of warrants. A Change of Control is defined as (i) a merger or consolidation of the Company with another corporation, (ii) the sale, transfer or other disposal of substantially all of the assets or a majority of the Company’s outstanding shares of capital stock, (iii) a purchase or exchange offer accepted by the holders of a majority of the outstanding voting shares of the Company’s capital stock, or (iv) a “person” or “group,” as defined by Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended, is or will become the beneficial owner, directly or indirectly, of at least a majority of the voting power of the Company’s capital stock. The 2016 Placement Warrants were accounted for as a liability at the date of issuance and are adjusted to fair value at each balance sheet date, with the change in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations.

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

During the three months ended March 31, 2017, the Company recorded a loss of $6.8 million related to the change in fair value of the 2016 Placement Warrants.  The fair value of the 2016 Placement Warrants of $9.5 million was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:

March 31, 2017
2016 Placement Warrant:
Expected term (in years)	6.4
Expected volatility	67.9%
Risk-free interest rate	2.2%
Expected dividend yield	0%

At March 31, 2017 and December 31, 2016 the 2016 Placement Warrants had not been exercised and were still outstanding.

In connection with the 2017 Private Placement, in January 2017, the Company issued warrants, the 2017 Placement Warrants, that provide the warrant holder the right to purchase 1,720,512 shares of common stock at an exercise price of $3.17 per share. These 2017 Placement Warrants are exercisable after six months and expire seven years from the date of issuance. The 2017 Placement Warrants also contain protection whereby warrants will expire immediately prior to the consummation of a Change of Control and holders have the right to receive cash in the amount equal to the Black-Scholes value of warrants. A Change of Control in the 2017 Placement Warrants is defined the same way as for the 2016 Placement Warrants described above. The 2017 Placement Warrants were accounted for as a liability at the date of issuance and are adjusted to fair value at each balance sheet date, with the change in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations.

As separate classes of securities were issued in a bundled transaction, the gross proceeds from the 2017 Private Placement of $26.1 million was allocated first to the 2017 Placement Warrants based on its fair value upon issuance, and the residual was allocated to the common stock. The fair value upon issuance of $3.4 million for the 2017 Placement Warrants was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected term of seven years, expected volatility of 62.9%, risk-free interest rate of 2.2% and expected dividend yield of 0%.

During the three months ended March 31, 2017, the Company recorded a loss of $8.4 million related to the change in fair value of the 2017 Placement Warrants. The fair value of the 2017 Placement Warrants of $11.8 million was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:

March 31, 2017
2017 Placement Warrant:
Expected term (in years)	6.8
Expected volatility	67.9%
Risk-free interest rate	2.2%
Expected dividend yield	0%

At March 31, 2017, the 2017 Placement Warrants had not been exercised and were still outstanding.

10.	Stock-Based Compensation

A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at December 31, 2016	2,168,391	6,127,291	$2.60	7.3	$7,800
Additional options authorized	1,743,247	—
Granted	(2,042,487)	2,042,487	5.04
Exercised	—	(559)	3.00
Cancelled	7,361	(7,361)	4.66
Balance at March 31, 2017	1,876,512	8,161,858	3.21	7.8	$43,281
Vested and exercisable at March 31, 2017		3,906,790	$1.77	6.3	$26,345
Vested and expected to vest at March 31, 2017		7,800,566	$3.15	7.7	$41,818

The weighted-average grant date fair value of options granted to employees was $3.10 and $3.06 per share during the three months ended March 31, 2017 and 2016, respectively. The grant date fair value of options vested was $558 thousand and $444 thousand during the three months ended March 31, 2017 and 2016, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was insignificant during the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, total unrecognized compensation cost related to stock-based awards granted to employees, net of estimated forfeitures, was $10.3 million which is expected to be recognized over a weighted-average period of 3.3 years.

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

Fair Value of Common Stock

Prior to the Merger, the fair value of the common stock underlying the stock-based awards was determined by ViewRay Technologies, Inc.’s board of directors, with input from management and third-party valuations. Post-Merger and up through March 30, 2016, the Company’s common stock shares were listed on the OTC Bulletin Board. Beginning March 31, 2016, the Company’s common stock shares were listed on The NASDAQ Global Market, or NASDAQ.  Fair value of the common stock is the adjusted closing price of the Company’s common stock on the trading date on these stock exchanges.

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

Expected Volatility

As the Company has a limited trading history for its common stock, the expected stock price volatility for the Company’s common stock was estimated by taking a combination of the average historic price volatility of the Company’s common stock and industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the Company’s industry which were the same as the comparable companies used in the common stock valuation analysis. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of its own share price becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.

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

The fair value of employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected term (in years)	6.0	6.0
Expected volatility%	67.1%	69.8%
Risk-free interest rate%	2.1%	1.5%
Expected dividend yield%	0.0%	0.0%

Restricted Stock Units

In September 2016, the Company granted 112,578 shares of restricted stock units, or RSUs, to its board of directors for their past services. These RSUs had a grant date fair value of $3.58 per share, and were fully vested upon issuance and will be released and settled upon termination of the board services or the occurrence of a change in control event.

In December 2016, the Company granted 18,017 and 20,645 shares of RSUs to certain executive officers for bonus and one consultant for their service, respectively. These RSUs were fully vested upon issuance and the 18,017 shares of RSUs granted to certain executive officers were released during the three months ended March 31, 2017.

For the three months ended March 31, 2017, no additional RSUs were issued and no stock-based compensation expense related to RSUs was recorded in the accompanying condensed consolidated statements of operations.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is classified as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$165	$121
Selling and marketing	51	24
General and administrative	553	411
Total stock-based compensation expense	$769	$556

During the three months ended March 31, 2017 and 2016, there were no stock-based compensation expenses capitalized as a component of inventory or recognized in cost of revenue. Stock-based compensation relating to stock-based awards granted to consultants were insignificant during the three months ended March 31, 2017 and 2016.

11.	Income Tax

Due to the current operating losses, the Company recorded zero income tax expense during the three months ended March 31, 2017 and 2016, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any foreign operations. The federal and state effective tax rate is approximately 35%.

Due to the Company’s history of cumulative losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, the Company’s deferred tax assets, which includes net operating loss, or NOL, carryforwards and tax credits related primarily to research and development continue to be subject to a valuation allowance as of March 31, 2017. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had unrecognized tax benefit of $1.2 million and $940 thousand at March 31, 2017 and December 31, 2016, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. At March 31, 2017 and 2016, there were no accrued interest and penalties related to uncertain tax positions.

12.	Net Loss per Share

Since the Company was in a loss position for all periods presented, diluted net loss per common share is the same as basic net loss per common share for all periods presented, because the inclusion of all potential common shares outstanding would have an anti-dilutive effect. The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented, because including them would have an anti-dilutive effect:

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	7,117,452	6,063,836
Common stock warrants	3,103,262	326,991
Restricted stock units	112,578	—
Total	10,333,292	6,390,827

13.	Related Party Transactions

In December 2004, the Company entered into a licensing agreement with the University of Florida Research Foundation, or UFRF, whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a 1% royalty from sales of products developed and sold by the Company utilizing the licensed patents.

In January 2017, the Company entered into a sales consulting agreement with Puissance Capital Management, or PCM, to assist with business development activities in a key market in Asia. PCM is the investment manager of the Puissance Cross-Border Opportunities I LP, a stockholder in the Company. Theodore T. Wang, Ph.D., a member of the Company’s board of directors, is the managing member of the general partners of PCM. The sales consulting agreement has a term of one year with a total consideration of $1.3 million.

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

15.	Subsequent Events

In April 2017, the Company and CRG executed an amendment to the terms of the CRG Term Loan (see Note 5).

In April and May 2017, the Company sold approximately 1.1 million shares of its common stock through its at-the-market offering program. The shares had an average market price of $7.04 per share, resulting in aggregate net proceeds of approximately $7.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report filed with the SEC on March 17, 2017. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Quarterly Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.

Unless otherwise indicated, references in this section to “ViewRay,” “we,” “us,” “our” and “the Company” refer to ViewRay, Inc. and its consolidated subsidiary, ViewRay Technologies, Inc.

As a result of the merger of the Company and ViewRay Technologies, Inc. in July 2015, or the Merger, and the change in business and operations of the Company, a discussion of the past financial results of the Company is not pertinent, and under applicable accounting principles the historical financial results of ViewRay Technologies, Inc., the accounting acquirer, prior to the Merger are considered the historical financial results of the Company.

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

We received initial 510(k) marketing clearance from the FDA for our treatment planning and delivery software in January 2011 and for MRIdian with cobalt in May 2012. We also received permission to affix the Conformité Européene, or CE, mark to MRIdian with cobalt in November 2014, allowing MRIdian with cobalt to be sold within the European Economic Area. In August 2016, we received regulatory approval from the Japanese Ministry of Health, Labor and Welfare to market MRIdian with cobalt in Japan. In August 2016, we also received approval from the China Food and Drug Administration to market MRIdian with cobalt in China. In September 2016, we received CE mark approval of MRIdian Linac in the EU. In February 2017, we received 510(k) clearance from the FDA to market MRIdian Linac.

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

At March 31, 2017, we have installed MRIdian with cobalt systems at seven cancer centers located at Washington University in St. Louis; University of California, Los Angeles; University of Wisconsin—Madison; Sylvester Comprehensive Cancer Center at the University of Miami; Seoul National University in South Korea; VU University Medical Center in the Netherlands and Policlinico “A. Gemelli” Hospital in Italy. Two other MRIdian with cobalt systems have been delivered and are expected to be installed in 2017 and early 2018, respectively, at National Cancer Center in Japan and Edogawa Hospital in Japan.

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

We generated product, service and distribution rights revenue of $1.2 million and $5.5 million, and had net losses of $28.0 million and $13.4 million during the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, we had backlog with a total value of $144.9 million.

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

During the three months ended March 31, 2017, we received new orders for MRIdian systems, totaling $12.3 million. At March 31, 2017, we had backlog with a total value of $144.9 million.

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

Distribution Rights Revenue.  We entered into a distribution agreement with Itochu Corporation pursuant to which we appointed Itochu as our exclusive distributor for the promotion, sale and delivery of MRIdian products within Japan. In consideration of the exclusive distribution rights granted, we received $4.0 million, which was recorded as deferred revenue and starting in August 2016 was recognized as distribution rights revenue on a straight-line basis over the remaining term of the distribution agreement of approximately 8.5 years.

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, as well as medical device excise tax and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or market inventory, or LCM, adjustments if the carrying value of the inventory is greater than its net realizable value. For strategic reasons, we initially sold our MRIdian systems prior to December 31, 2015 at prices lower than our projected costs to manufacture and install. As we accumulated materials, installation and other costs for these systems, we regularly assessed the carrying value of the related inventory value and recorded charges, or LCM adjustments, to reduce inventory to the lower of cost and net realizable value. The remaining realizable value of inventory was charged to product cost of revenue as those initial sites were completed and accepted. This resulted in a LCM charge of $0.2 million for the three months ended March 31, 2016. There was no LCM charge for the three months ended March 31, 2017.

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

Interest Expense

Interest expense consists primarily of interest and amortization related to our long-term debt entered in 2015 from Capital Royalty II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P., or together with their successors by assignment, CRG, and such loan the CRG Term Loan.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency exchange gains and losses and changes in the fair value of the 2017 and 2016 Placement Warrants.

The outstanding 2017 and 2016 Placement Warrants are re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as a component of other income (expense), net.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenue:
Product	$—	$5,240
Service	1,108	216
Distribution rights	119	—
Total revenue	1,227	5,456
Cost of revenue:
Product	266	5,927
Service	776	601
Total cost of revenue	1,042	6,528
Gross margin	185	(1,072)
Operating expenses:
Research and development	2,914	3,399
Selling and marketing	1,072	1,279
General and administrative	7,151	6,320
Total operating expenses:	11,137	10,998
Loss from operations	(10,952)	(12,070)
Interest income	1	1
Interest expense	(1,737)	(1,082)
Other income (expense), net	(15,273)	(217)
Loss before provision for income taxes	(27,961)	(13,368)
Provision for income taxes	—	—
Net loss	$(27,961)	$(13,368)

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Product	$—	$5,240	$(5,240)
Service	1,108	216	892
Distribution rights	119	—	119
Total revenue	$1,227	$5,456	$(4,229)

Total revenue during the three months ended March 31, 2017 decreased $4.2 million compared to the three months ended March 31, 2016. The decrease was primarily due to a $5.2 million decrease in product revenue, partially offset by a $0.9 million increase in service revenue and a $0.1 million increase in distribution rights revenue during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Product Revenue. Product revenue during the three months ended March 31, 2017 decreased $5.2 million compared to the three months ended March 31, 2016. The decrease was due to no product revenue recognized during the three months ended March 31, 2017 as compared to $5.2 million product revenue recognized during the three months ended March 31, 2016 related to VU University Medical Center in Amsterdam.

Service Revenue. Service revenue increased $0.9 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to increased billings to existing customers, as well as the increased install base which was seven MRIdian with cobalt systems worldwide during the three months ended March 31, 2017 compared to six MRIdian with cobalt systems worldwide during the three months ended March 31, 2016.

Distribution Rights Revenue. Distribution rights revenue increased $0.1 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was due to our receipt of Japanese regulatory approval in August 2016 after which we started recognizing the distribution rights revenue on a straight-line basis over the remaining term of the exclusive distribution agreement with Itochu.

Cost of Revenue

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Product	$266	$5,927	$(5,661)
Service	776	601	175
Total cost of revenue	$1,042	$6,528	$(5,486)

Product Cost of Revenue. Product cost of revenue decreased $5.7 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to no MRIdian with cobalt systems delivered and installed during the first quarter of 2017, compared to one MRIdian with cobalt system sold to VU University Medical Cancer Center in Amsterdam during the first quarter of 2016. Product cost of revenue of $0.3 million during the three months ended March 31, 2017 was primarily attributable to warehousing and shipping costs of $0.2 million.

Service Cost of Revenue. Service cost of revenue increased $0.2 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to the provision of services for the MRIdian with cobalt system installed at Policlinico “A. Gemelli” Hospital in Rome, Italy, beginning in December 2016.

Operating Expenses

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Research and development	$2,914	$3,399	$(485)
Selling and marketing	1,072	1,279	(207)
General and administrative	7,151	6,320	831
Total operating expenses	$11,137	$10,998	$139

Research and Development. Research and development expenses during the three months ended March 31, 2017 decreased $0.5 million, compared to the three months ended March 31, 2016. This decrease was primarily attributable to a $0.3 million decrease in personnel expenses related to headcount decrease from 44 employees to 33 employees, a $0.1 million decrease in engineering projects expense and a $0.1 million decrease in travel expense.

Selling and Marketing. Selling and marketing expenses during the three months ended March 31, 2017 decreased $0.2 million, compared to the three months ended March 31, 2016. This decrease was primarily attributable to a $0.1 million decrease in consulting fees and $0.1 million decrease in travel expense.

General and Administrative. General and administrative expenses during the three months ended March 31, 2017 increased $0.8 million, compared to the three months ended March 31, 2016. This increase was attributable to a $0.6 million increase in personnel expense related to headcount increase from 52 to 60 employees, $0.5 million increase in consulting fees, partially offset by a decrease of $0.3 million related to legal and accounting expense.

Interest Expense

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Interest expense	$(1,737)	$(1,082)	$(655)

Interest expense increased $0.7 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to the higher loan balance due to the additional $15.0 million draw down in May 2016.

Other Income (Expense), Net

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Other income (expense), net	$(15,273)	$(217)	$(15,056)

Other income (expense), net during the three months ended March 31, 2017 consisted primarily of a $15.2 million change in fair value of warrant liability related to the 2016 and 2017 Placement Warrants.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the three months ended March 31, 2017 and 2016, we had net losses of $28.0 million and $13.4 million, respectively. At March 31, 2017, and December 31, 2016 we had an accumulated deficit of $275.6 million and $247.7 million, respectively.

At March 31, 2017 and December 31, 2016, we had cash and cash equivalents of $49.3 million and $14.2 million, respectively. To date, we have financed our operations principally through placements of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and/or public or private debt.  In May 2016, we drew down the additional $15.0 million in funds from the CRG term loan. In August and September 2016, we issued common stock and warrants to purchase common stock via the 2016 Private Placement for gross proceeds of $13.8 million. In January 2017, we issued additional common stock and warrants to purchase common stock via the 2017 Private Placement for gross proceeds of $26.1 million. In the first quarter of 2017, we also raised aggregate gross proceeds of $21.9 million as of March 31, 2017 through our at-the-market offering program in which we sold 3.9 million shares of our common stock at an average market price of $5.64 per share. We expect that our existing cash and cash equivalents will enable us to conduct our planned operations for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash used in operating activities	$(11,964)	$(10,490)
Cash used in investing activities	(319)	(4,456)
Cash provided by financing activities	47,386	8

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

During the three months ended March 31, 2017, cash used in operating activities was $12.0 million as a result of our net loss of $28.0 million and a $1.3 million net change in our operating assets and liabilities, partially offset by aggregate non-cash charges of $17.3 million. The net change in our operating assets and liabilities was primarily a result of an increase in customer deposits and deferred revenue, offset by an increase in deferred cost of revenue, increase in deposits on purchased inventory, increase in prepaid expenses and other current assets and an increase in inventory. Customer deposits and deferred revenue increased $5.5 million during the three months ended March 31, 2017 due to deposits received from new sales contracts and the commencement of installation for a customer in the first quarter of 2017. The net change in our operating assets and liabilities were partially offset by a $2.3 million increase in deferred cost of revenue due to the shipment of additional components for MRIdian systems currently being installed, $2.1 million increase in inventory for upcoming shipments and installations of MRIdian systems, $2.0 million increase in deposits on purchased inventory in anticipation of installations of MRIdian systems and $1.7 million increase in prepayments made for deferred sales commission on new sales contracts. Non-cash charges included $15.2 million change in fair value of warrant liability related to the 2017 and 2016 Placement Warrants, $0.8 million amortization of debt discount and interest accrual related to the CRG Term Loan, $0.8 million stock-based compensation and $0.5 million depreciation and amortization expense.

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

Investing Activities

Cash used in investing activities during the three months ended March 31, 2017 of $0.3 million primarily resulted from $0.3 million of capital expenditures to purchase property and equipment.

Cash used in investing activities during the three months ended March 31, 2016 of $4.5 million primarily resulted from capital expenditures to purchase property and equipment.

Financing Activities

During the three months ended March 31, 2017, financing activities provided $47.4 million in cash primarily from $26.1 million gross proceeds from the 2017 Private Placement, and $21.9 million gross proceeds from our at-the-market offering program, partially offset by offering costs of $0.4 million paid for our at-the-market offering program and offering costs of $0.2 million paid for our 2016 and 2017 Private Placements.

There were no financing activities other than insignificant proceeds from the exercise of stock options during the three months ended March 31, 2016.

CRG Term Loan

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

In April 2017, the Company and CRG executed an amendment to the terms of its $50.0 million Term Loan Agreement, as amended in March 2016. Amendments to the CRG Term Loan agreement include availability of the existing $5.0 million tranche at ViewRay’s option through June 30, 2017, the addition of a $15.0 million tranche of borrowing capacity available at ViewRay’s option through September 30, 2017, extension of the interest-only and payment in-kind period, a decrease to the combined 2016 and 2017 revenue covenant and a 1.5% to 1.75% increase to the facility fee.

2017 Private Placement

In January 2017, we entered into a Securities Purchase Agreement pursuant to which we sold an aggregate of 10,323,101 shares of common stock which consists of 8,602,589 shares of common stock and warrants to purchase 1,720,512 shares of common stock, or the 2017 Placement Warrants, for total gross proceeds of $26.1 million, or the 2017 Private Placement. We completed the closing of the 2017 Private Placement on January 18, 2017. The 2017 Placement Warrants have a per share exercise price of $3.17 per share, are exercisable after six months and expire seven years from the date of issuance.

At-The-Market Offering of Common Stock

In January 2017, we issued a base prospectus which covers the offering, issuance and sale by the registrant of up to a maximum aggregate offering price of $75.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and we entered into a sales agreement with FBR Capital Markets & Co., or FBR, under which we may sell up to $25.0 million of our common shares pursuant to an at-the-market offering program in accordance with Rule 415(a)(4) under the Securities Act. FBR acted as sales agent on a best efforts basis and used commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold by us, consistent with its normal trading and sales practices, on mutually agreed terms between FBR and us. There is no arrangement for funds to be received in any escrow, trust or similar arrangement.

FBR is entitled to compensation of up to 3.0% of the gross sales price per share sold. In connection with the sale of the our common stock on our behalf, FBR is deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of FBR is deemed to be underwriting commissions or discounts. The Company has also agreed to provide indemnification and contribution to FBR with respect to certain liabilities, including liabilities under the Securities Act.

As of March 31, 2017, we sold approximately 3.9 million shares of our common stock at an average market price of $5.64 per share, resulting in aggregate gross proceeds of approximately $21.9 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2017 or December 31, 2016.

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

There have been no significant changes to our accounting policies during the three months ended March 31, 2017, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 17, 2017. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Recently Issued and Adopted Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our consolidated financial statements, see the section entitled “Notes to Condensed Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” in the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently not aware of any pending legal court proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

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

We have historically incurred substantial net losses, including net losses of $28.0 million and $13.4 million during the three months ended March 31, 2017 and 2016, respectively. We expect our net losses to continue as a result of ongoing investments in product development and expansion of our commercial operations, including increased manufacturing, and sales and marketing. These net losses have had, and will continue to have, a negative impact on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability could harm our business, financial condition, results of operations and cash flows.

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

We rely solely on the commercialization of MRIdian with cobalt and MRIdian Linac to generate revenue. During the three months ended March 31, 2017, we recognized revenue of $1.2 million from service revenue at certain customer sites and distribution rights revenue from Itochu. In order to successfully commercialize MRIdian with cobalt and MRIdian Linac, we will need to continue to expand our marketing efforts to develop new relationships and expand existing relationships with customers, to receive clearance or approval for MRIdian with cobalt and MRIdian Linac in additional countries, to achieve and maintain compliance with all applicable regulatory requirements and to develop and commercialize new features for MRIdian with cobalt and MRIdian Linac. We cannot assure you that we will be able to achieve or maintain profitability. If we fail to successfully commercialize MRIdian with cobalt and MRIdian Linac, we may never receive a return on the substantial investments in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance that we have made, as well as further investments we intend to make, which may cause us to fail to generate revenue and gain economies of scale from such investments.

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

Our success depends on the market’s confidence that MRIdian can provide reliable, high-quality MRI-guided radiation therapy. At March 31, 2017, there are only seven MRIdian with cobalt systems installed, and two other MRIdian with cobalt systems have been delivered and are expected to be installed and start treating patients in 2017 and in early 2018, respectively, and therefore we have limited statistics regarding the efficacy or reliability of MRIdian. We believe that our customers are likely to be particularly sensitive to product defects and errors, including functional downtime that limits the number of patients that can be treated using the system or a failure that is costly to repair. For example, in January 2014, we initiated a correction of the system at Washington University in St. Louis due to a defect we identified in an advanced software feature in the treatment planning system of MRIdian. We promptly updated our software to resolve this defect and notified the U.S. Food and Drug Administration, or FDA, of this correction. We cannot assure that similar product defects or other errors will not occur in the future. This could also include the mistreatment of a patient with MRIdian caused by human error on the part of MRIdian’s operators or prescribing physicians or as a result of a machine malfunction. We may be subject to regulatory enforcement action or legal claims arising from any defects or errors that may occur. Any failure of MRIdian to perform as expected could harm our reputation, business and results of operations.

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

We have limited experience in marketing and selling MRIdian. We have only been selling MRIdian since 2013 have only seven MRIdian with cobalt systems installed at March 31, 2017, and two other MRIdian with cobalt systems that have been delivered and expected to start treating patients in 2017 and early 2018, respectively, and have only treated patients since early 2014. In addition, MRIdian is a new technology in the radiation therapy systems sector and our future sales will largely depend on our ability to increase our marketing efforts and adequately address our customers’ needs. We believe it is necessary to maintain a sales force that includes sales representatives with specific technical backgrounds that can support our customers’ needs. We will also need to attract and develop sales and marketing personnel with industry expertise. Competition for such employees is intense and we may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of MRIdian and we may never generate sufficient revenue to achieve or sustain profitability.

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

At March 31, 2017, we had $44.4 million in outstanding debt to CRG.  Borrowings under our loan and security agreement with CRG are secured by substantially all of our personal property, including our intellectual property. Our loan and security agreement restricts our ability to, among other things:

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

Furthermore, the FDA’s ongoing review of the 510(k) clearance process may make it more difficult for us to make modifications to our previously cleared products, either by imposing more strict requirements on when a new 510(k) notification for a modification to a previously cleared product must be submitted, or applying more onerous review criteria to such submissions. For example, the FDA is currently reviewing its guidance describing when it believes a manufacturer is obligated to submit a new 510(k) for modifications or changes to a previously cleared device and issued draft guidance in August 2016 to assist device manufacturers in making this determination. When finalized, this guidance will replace the FDA’s long-standing guidance issued in 1997 on the same topic. We cannot guarantee whether the FDA’s approach in future guidance will result in substantive changes to existing policy and practice regarding the assessment of whether a new 510(k) is required for changes or modifications to existing devices. The FDA continues to review its 510(k) clearance process, which could result in additional changes to regulatory requirements or guidance documents, which could increase the costs of compliance or restrict our ability to maintain current clearances.

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

On April 5, 2017, the European Parliament passed the Medical Devices Regulation and the In-Vitro Diagnostic Medical Devices Regulation, which repeal and replace the Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation and In-Vitro Diagnostic Devices Regulation, among other things, are intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and in vitro diagnostic devices and ensure a high level of safety and health while supporting innovation.

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

If our existing stockholders or optionholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after any applicable legal restrictions on resale lapse, the price of our common stock could decline. The perception in the market that these sales may occur could also cause the price of our common stock to decline. At March 31, 2017, we have outstanding a total of 56,086,583 shares of common stock.

In addition, based on the number of shares subject to outstanding awards under our 2008 Stock Option and Incentive Plan, or 2008 Plan, the number of shares subject to outstanding awards or available for issuance under our 2015 Equity Incentive Award Plan, or 2015 Plan, and our 2015 Employee Stock Purchase Plan, or 2015 ESPP, at March 31, 2017, 3,450,036 shares, 6,720,696 shares and 1,103,481 shares, respectively, of common stock that are either subject to outstanding options, outstanding but subject to vesting or reserved for future issuance under the 2008 Plan, 2015 Plan and 2015 ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act, which includes, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act. The 2015 Plan contains provisions for the annual increase of the number of shares reserved for issuance under such plan. If the shares we may issue from time to time under the 2008 Plan, 2015 Plan or 2015 ESPP are sold, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

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

Based on the beneficial ownership of our common stock at March 31, 2017, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 75% of our common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

VIEWRAY, INC.

Dated: May 15, 2017	By:	/s/ Chris A. Raanes
	Name:	Chris A. Raanes
	Title:	Chief Executive Officer

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Exhibit	Date Filed	Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws.	S-1/A	3.2	12/16/15

4.1	Form of Warrants issued pursuant to that certain Securities Purchase Agreement, dated as of January 13, 2017, by and among ViewRay, Inc. and the Purchasers named therein.	10-K	4.4	3/17/17

10.1	Securities Purchase Agreement, dated as of January 13, 2017, by and among ViewRay, Inc. and the Purchasers named therein.	10-K	10.33	3/17/17

10.2	Stockholders’ Agreement, dated as of January 13, 2017, by and among ViewRay, Inc. and the Purchasers named therein.	10-K	10.34	3/17/17

10.3	Agreement, dated as of January 13, 2017, by and between ViewRay, Inc. and Puissance Capital Management.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101	Interactive Data Files of Financial Statements and Notes.				X

101.INS	Instant Document				X

101.SCH	XBRL Taxonomy Schema Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X