Form 10-Q
period 2017-06-30
ViewRay, Inc.
filed 2017-08-07
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, the registrant had 59,007,383 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIEWRAY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$53,927	$14,198
Accounts receivable	1,820	4,200
Inventory	15,358	8,082
Deposits on purchased inventory	5,516	2,522
Deferred cost of revenue	11,163	3,909
Prepaid expenses and other current assets	5,117	3,023
Total current assets	92,901	35,934
Property and equipment, net	11,388	11,560
Restricted cash	1,143	1,143
Intangible assets, net	87	97
Other assets	32	30
TOTAL ASSETS	$105,551	$48,764
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,486	$4,980
Accrued liabilities	7,486	6,334
Customer deposits	25,900	19,400
Deferred revenue, current portion	13,787	6,515
Total current liabilities	53,659	37,229
Deferred revenue, net of current portion	3,582	3,918
Long-term debt	44,412	44,290
Warrant liabilities	15,128	2,723
Other long-term liabilities	5,757	4,257
TOTAL LIABILITIES	122,538	92,417
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at June 30, 2017 and December 31, 2016; 58,915,205 and 43,581,184 shares issued and outstanding at June 30, 2017 and December 31, 2016	579	426
Additional paid-in capital	266,425	203,598
Accumulated deficit	(283,991)	(247,677)
TOTAL STOCKHOLDERS’ DEFICIT	(16,987)	(43,653)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$105,551	$48,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product	$—	$—	$—	$5,240
Service	579	299	1,687	515
Distribution rights	119	—	238	—
Total revenue	698	299	1,925	5,755
Cost of revenue:
Product	328	139	594	6,066
Service	498	724	1,274	1,325
Total cost of revenue	826	863	1,868	7,391
Gross margin	(128)	(564)	57	(1,636)
Operating expenses:
Research and development	3,251	2,964	6,165	6,363
Selling and marketing	1,871	1,402	2,943	2,681
General and administrative	7,463	5,788	14,614	12,108
Total operating expenses	12,585	10,154	23,722	21,152
Loss from operations	(12,713)	(10,718)	(23,665)	(22,788)
Interest income	1	—	2	1
Interest expense	(1,792)	(1,377)	(3,529)	(2,459)
Other income (expense), net	6,151	(20)	(9,122)	(237)
Loss before provision for income taxes	$(8,353)	$(12,115)	$(36,314)	$(25,483)
Provision for income taxes	—	—	—	—
Net loss	$(8,353)	$(12,115)	$(36,314)	$(25,483)
Net loss per share, basic and diluted	$(0.15)	$(0.32)	$(0.67)	$(0.67)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	57,230,403	38,234,703	54,540,854	38,223,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,314)	$(25,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,004	856
Stock-based compensation	1,782	1,245
Accretion on asset retirement obligation	19	17
Change in fair value of warrant liabilities	9,032	—
Loss on disposal of property and equipment	9	2
Inventory lower of cost or market adjustment	—	235
Amortization of debt discount and interest accrual	1,605	1,059
Changes in operating assets and liabilities:
Accounts receivable	2,380	(880)
Inventory	(7,276)	(3,472)
Deposits on purchased inventory	(2,994)	1,059
Deferred cost of revenue	(7,254)	1,237
Prepaid expenses and other assets	(2,096)	(394)
Accounts payable	1,808	1,091
Accrued expenses and other long-term liabilities	976	686
Customer deposits and deferred revenue	13,436	2,172
Net cash used in operating activities	(23,883)	(20,570)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(776)	(5,748)
Purchase of intangible assets and other assets	—	(12)
Net cash used in investing activities	(776)	(5,760)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock private placement, gross	26,100	—
Payment of offering costs related to common stock private placement	(300)	—
Proceeds from at-the-market offering of common stock, gross	39,524	—
Payment of offering costs related to at-the-market offering of common stock	(1,129)	—
Proceeds from draw down of long-term debt, net	—	14,982
Proceeds from the exercise of stock options	193	110
Net cash provided by financing activities	64,388	15,092
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,729	(11,238)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	14,198	20,667
CASH AND CASH EQUIVALENTS — END OF PERIOD	$53,927	$9,429
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,924	$1,398
Cash paid for taxes	$1	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment in accounts payable and accrued expenses	$248	$969
Transfer of property and equipment from inventory	$—	$117
Offering cost in accounts payable and accrued expenses	$6	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Background and Organization

ViewRay, Inc., or ViewRay or the Company, and its wholly-owned subsidiary ViewRay Technologies, Inc., designs, manufactures and markets MRIdian, an MRI-guided radiation therapy system to image and treat cancer patients simultaneously.

Since inception, ViewRay Technologies, Inc. has devoted substantially all of its efforts towards research and development, initial selling and marketing activities, raising capital and the manufacturing and shipment of MRIdian systems. In May 2012, ViewRay Technologies, Inc. was granted clearance from the U.S. Food and Drug Administration, or FDA, to sell MRIdian with cobalt. In November 2013, ViewRay Technologies, Inc. received its first clinical acceptance of a MRIdian with cobalt at a customer site, and the first patient was treated with that system in January 2014. ViewRay Technologies, Inc. has had the right to affix the CE mark to MRIdian with cobalt in the European Economic Area since November 2014. In September 2016, the Company received the rights to affix the CE mark to MRIdian Linac, and in February 2017, the Company received 510(k) clearance from the FDA to market MRIdian Linac.

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from investment capital and available borrowings under its term loan agreement. These have historically been sufficient to meet working capital needs, capital expenditures, and debt service obligations. During the six months ended June 30, 2017, the Company incurred a net loss of $36.3 million, and used cash in operations of $23.9 million. The Company believes that its existing cash balance of $53.9 million as of June 30, 2017, which is largely made up of the aggregate $65.6 million of gross proceeds from the January 2017 private placement and equity issuances from at-the-market offerings during the first six months of 2017, is sufficient to provide liquidity to fund its operations for at least the next 12 months.

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016.

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 17, 2017, and have not changed significantly since such filing.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU No. 2014-09 will be effective for the Company’s fiscal year beginning after December 15, 2017, and the interim periods thereafter. In addition, the FASB issued ASU No. 2016-08, 2016-10, 2016-12 and 2016-20 in March 2016, April 2016, May 2016 and December 2016, respectively, to help provide interpretive clarification on the new guidance in ASC Topic 606.  ASU No. 2016-08, 2016-10 and 2016-12 are all effective during the same period as ASU No. 2014-09. The Company will adopt the standard on January 1, 2018.

In December 2016, the Company initiated its evaluation of ASU No. 2014-09, including the expected impact on its business processes, systems and controls, and potential differences in the timing and/or method of revenue recognition for its sales contracts. Based on the initial assessment, the Company does not believe the adoption of ASU No. 2014-09 will have a material impact on the amount or timing of its revenue recognition. Due to the nature of the Company’s sales arrangements, product revenue, service revenue and distribution rights revenue are expected to remain substantially unchanged. The Company expects to adopt the standard using the full retrospective method, and the effect of initially applying the guidance will be adjusted retrospectively to each prior reporting period presented. The Company is still in the process of completing its analysis of the impact this standard will have on the disclosure of its consolidated financial statements, and expects the related disclosures to be updated upon adoption of the new standard. The Company will continue its evaluation of ASU No. 2014-09 through the date of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the Accounting Standards Codification 840, Leases. This ASU requires lessees to recognize all leases, with exception of short-term leases, as a lease liability on the balance sheet. Under this ASU, a lease is defined as a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset which is an asset that represents the lessee’s right to use, or control the use of, a specified asset during the lease term. The ASU also requires additional disclosure about the amount, timing and uncertainty of cash flow from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. For the Company, the impact of ASU No. 2016-02 will primarily relate to its accounting and reporting of leases as a lessee. As disclosed in Note 6, future minimum payments under noncancelable operating leases are approximately $2.8 million. This new standard will require the present value of these leases to be recorded in the consolidated balance sheets as a right of use asset and lease liability. The Company is continuing to evaluate the impact of this guidance on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU No. 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU No. 2016-15 and ASU No. 2016-18 should be applied using the retrospective transition method, requiring adjustment to all comparative periods presented, unless it is impracticable for some of the amendments, in which case those amendments would be made prospectively as of the earliest date practicable. The amendments in ASU No. 2016-15 and ASU No. 2016-18 are effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted, including adoption in an interim period. The Company had restricted cash of $1.1 million at both June 30, 2017 and December 31, 2016. The adoption of ASU No. 2016-15 and ASU No. 2016-18 will not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarified guidance on applying modification accounting to changes in the terms or conditions of a share-based payment award. Changes that do not impact the award’s fair value, vesting conditions, or classification as an equity or liability instrument will not to be subject to modification accounting. ASU No. 2017-09 is effective prospectively for annual periods beginning after December 15, 2017 and interim periods therein. The Company is evaluating the impact of this update on its condensed consolidated financial statements and related disclosures, and does not believe the adoption of ASU No. 2017-09 will have a material impact.

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

3.	Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Prototype	$11,929	$6,405
Machinery and equipment	6,739	6,057
Leasehold improvements	4,371	4,371
Software	1,050	1,028
Furniture and fixtures	450	368
Construction in progress	—	5,498
Property and equipment, gross	24,539	23,727
Less: accumulated depreciation and amortization	(13,151)	(12,167)
Property and equipment, net	$11,388	$11,560

Depreciation and amortization expense related to property and equipment were $532 thousand and $438 thousand during the three months ended June 30, 2017 and 2016, respectively, and $994 thousand and $764 thousand during the six months ended June 30, 2017 and 2016, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
License cost	$512	$512
Patents	104	104
Intangible assets, gross	616	616
Accumulated amortization	(529)	(519)
Intangible assets, net	$87	$97

Intangible assets amortization expense were $5 thousand and $46 thousand during the three months ended June 30, 2017 and 2016, respectively, and $10 thousand and $92 thousand during the six months ended June 30, 2017 and 2016, respectively. Amortization of intangible assets was recorded in general and administrative expenses in the condensed consolidated statements of operations.

At June 30, 2017, the estimated future amortization expense of intangible assets was as follows (in thousands):

Year Ending December 31,	Estimated Future Amortization Expense
The remainder of 2017	$10
2018	19
2019	19
2020	19
2021	10
2022	3
Thereafter	7
Total amortization expense	$87

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued payroll and related benefits	$3,387	$4,274
Accrued accounts payable	2,860	1,202
Accrued legal, accounting and governance fees	483	509
Sales tax payable	53	13
Other	703	336
Total accrued liabilities	$7,486	$6,334

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Deferred revenue:
Product	$11,950	$5,050
Services	1,834	1,561
Distribution rights	3,585	3,822
Total deferred revenue	17,369	10,433
Less: current portion of deferred revenue	(13,787)	(6,515)
Noncurrent portion of deferred revenue	$3,582	$3,918

4.	Fair Value of Financial Instruments

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at June 30, 2017 and December 31, 2016. Level 3 liabilities that are measured on a recurring basis consist of the 2017 and 2016 Placement Warrants, as described in Note 8. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 9).

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other income (expense), net in the condensed consolidated statements of operations. During the three and six months ended June 30, 2017, the Company recorded a gain of $6.2 million and a loss of $9.0 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. There have been no transfers between Level 1, Level 2 and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At June 30, 2017
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$8,384	$8,384
2016 Placement Warrants Liability	—	—	6,744	6,744
Total	$—	$—	$15,128	$15,128

	At December 31, 2016
	Level 1	Level 2	Level 3	Total
2016 Placement Warrants Liability	$—	$—	$2,723	$2,723

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

Six Months Ended June 30, 2017
Fair value, beginning of period	$2,723
Issuance of 2017 Placement Warrants	3,373
Change in fair value of Level 3 financial liabilities	9,032
Fair value, end of period	$15,128

5.	Debt

CRG Term Loan

In June 2015, ViewRay Technologies, Inc. entered into a Term Loan Agreement, or the CRG Term Loan, with Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P. or together with their successors by assignment, CRG, for up to $50.0 million of which $30.0 million was made available to the Company upon closing with the remaining $20.0 million available on or before June 26, 2016 at its option upon the occurrence of either (i) an initial public offering of its common stock on a nationally recognized securities exchange that raises a minimum of $40.0 million in net cash proceeds with a minimum of $120.0 million post-money valuation, or Qualifying IPO, or (ii) achievement of a minimum of $25.0 million gross revenue from the sales of the MRIdian system during any consecutive 12 months before March 31, 2016. The Company drew down the first $30.0 million on the closing date. The CRG Term Loan has a maturity date of June 26, 2020 and bears cash interest at a rate of 12.5% per annum to be paid quarterly during the interest-payment-only period of 3 years. The interest-payment-only period can be extended for another year until June 26, 2019 if the Company completes an underwritten public offering on or before June 26, 2018. During the interest-payment-only period, the Company has the option to elect to pay only 8% of the 12.5% per annum interest in cash, and the remaining 4.5% of the 12.5% per annum interest as compounded interest, or deferred payment in-kind interest, added to the aggregate principal amount of the CRG Term Loan. Principal payment and any deferred payment in-kind interest will be paid quarterly in equal installments following the end of the interest-payment-only period through maturity date.

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

In April 2017, the Company and CRG executed an amendment to the terms of its CRG Term Loan, as amended in March 2016. Amendments to the CRG Term Loan include availability of the existing $5.0 million tranche at ViewRay’s option through June 30, 2017, the addition of a $15.0 million tranche of borrowing capacity available at ViewRay’s option through September 30, 2017, extension of the interest-only and payment in-kind period, a decrease to the combined 2016 and 2017 revenue covenant and a 1.75% increase to the facility fee. At June 30, 2017, the Company had not drawn down on the additional $5.0 million tranche.

At June 30, 2017, the Company had $45.0 million in outstanding debt to CRG, and was in compliance with all financial covenants under the CRG Term Loan.

6.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakwood Village, Ohio and Mountain View, California under non-cancellable operating leases. At June 30, 2017, the future minimum payments for the operating leases are as follows (in thousands):

Year Ending December 31,	Future Minimum Payments
The remainder of 2017	$578
2018	1,188
2019	1,079
Total future minimum payments	$2,845

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. At June 30, 2017 and December 31, 2016, the Company was not involved in any material legal proceedings.

Purchase Commitments

At June 30, 2017 and December 31, 2016, the Company had no outstanding firm purchase commitments.

7.	Distribution Agreement

In December 2014, the Company entered into a distribution agreement with Itochu Corporation, or Itochu, a Japanese entity, pursuant to which the Company appointed Itochu as its exclusive distributor for the sale and delivery of the Company’s MRIdian products within Japan. The exclusive distribution agreement has an initial term of 10 years from December 2014 and contains features customary in such distribution agreements. Under this distribution agreement, the Company will supply its products and services to Itochu based upon the Company’s then-current pricing.  In consideration of the exclusive distribution rights granted, Itochu agreed to pay a distribution fee of $4.0 million in three installments: (i) the first installment of $1.0 million was due upon execution of the distribution agreement; (ii) the second installment of $1.0 million was due within 10 business days following submission of the application for regulatory approval of the Company’s product to the Japan regulatory authority; and (iii) the final installment of $2.0 million was due within 10 business days following receipt of approval for the Company’s product from the Japanese Ministry of Health, Labor and Welfare. The distribution fee paid by Itochu was refundable if the Company failed to obtain the approval from the Japan regulatory authority before December 31, 2017. The first and second installments of $2.0 million in aggregate were received in December 2014 and December 2015, respectively. In August 2016, the Company received the third and final $2.0 million installment upon the receipt of regulatory approval to market MRIdian in Japan. The entire $4.0 million distribution fee received was reclassified to deferred revenue as it was no longer refundable. In August 2016, the Company started recognizing distribution rights revenue on a straight-line basis over the remaining term of the exclusive distribution agreement of approximately 8.5 years. The distribution rights revenue was $119 thousand and $238 thousand for the three and six months ended June 30, 2017.

8.	Equity Financing

Private Placements

In September 2016, the Company completed the final closing of a private placement offering, or the 2016 Private Placement, through which it sold an aggregate of 4,602,506 shares of its common stock at a purchase price of $2.95 per share and warrants that provide the warrant holders the right to purchase 1,380,745 shares of common stock, or the 2016 Placement Warrants, and raised total gross proceeds of $13.8 million. The 2016 Placement Warrants have a per share exercise price of $2.95 per share, are exercisable at any time at the option of the holder and expire seven years from the date of issuance.

In January 2017, the Company completed the final closing of a private placement offering, or the 2017 Private Placement, through which it sold (i) 8,602,589 shares of its common stock and (ii) warrants that provide the warrant holders the right to purchase an aggregate of 1,720,512 shares of common stock, or the 2017 Placement Warrants, and raised total gross proceeds of $26.1 million. The 2017 Placement Warrants have a per share exercise price of $3.17 per share, became exercisable after six months and expire seven years from the date of issuance.

At-The-Market Offering of Common Stock

In January 2017, the Company filed a shelf registration statement on Form S-3 with the SEC, which included a base prospectus covering the offering, issuance and sale of up to a maximum aggregate offering of $75.0 million of the Company’s common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and the Company entered into a sales agreement with FBR Capital Markets & Co., or FBR, under which it may sell up to $25.0 million of its common shares pursuant to an at-the-market offering program in accordance with Rule 415(a)(4) under the Securities Act. FBR acted as sales agent on a best efforts basis and used commercially reasonable efforts to sell on behalf of the Company all of the shares of common stock requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between FBR and the Company. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. In April 2017, the Company agreed to sell up to an additional $25.0 million of the Company’s common stock in accordance with the terms of a sales agreement with FBR and pursuant to an at-the-market offering program in accordance with Rule 415(a)(4) under the Securities Act.

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

As of June 30, 2017, the Company sold an aggregate of 6,482,682 shares of its common stock at an average market price of $6.10 per share, resulting in aggregate gross proceeds of approximately $39.5 million.

In April 2017, the Company filed another shelf registration statement on Form S-3, which included a base prospectus covering the offering, issuance and sale of up to a maximum aggregate offering of $100.0 million of the Company’s common stock, preferred stock, debt securities, warrants, purchase contracts and/or units. As of June, 30, 2017, no securities had been sold pursuant to this registration statement.

9.	Warrants

Equity Classified Common Stock Warrants

In connection with a debt financing in December 2013, the Company issued warrants to purchase 128,231 shares of its common stock with an exercise price of $5.84 per share. These warrants are exercisable any time at the option of the holder until December 16, 2023.

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

All of these warrants remain outstanding at June 30, 2017 and December 31, 2016, and were accounted for as equity awards.

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

During the three and six months ended June 30, 2017, the Company recorded a gain of $2.8 million and a loss of $4.0 million, respectively, related to the change in fair value of the 2016 Placement Warrants.  The fair value of the 2016 Placement Warrants of $6.7 million and $2.7 million at June 30, 2017 and December 31, 2016, respectively, was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	June 30, 2017	December 31, 2016
2016 Placement Warrant:
Expected term (in years)	6.2	6.7
Expected volatility	65.8%	63.6%
Risk-free interest rate	2.0%	2.3%
Expected dividend yield	0.0%	0.0%

At June 30, 2017, the 2016 Placement Warrants had not been exercised and were still outstanding.

In connection with the 2017 Private Placement, in January 2017, the Company issued warrants, the 2017 Placement Warrants, that provide the warrant holder the right to purchase 1,720,512 shares of common stock at an exercise price of $3.17 per share. These 2017 Placement Warrants became exercisable after six months and expire seven years from the date of issuance. The 2017 Placement Warrants also contain protection whereby warrants will expire immediately prior to the consummation of a Change of Control and holders have the right to receive cash in the amount equal to the Black-Scholes value of warrants. A Change of Control in the 2017 Placement Warrants is defined the same way as for the 2016 Placement Warrants described above. The 2017 Placement Warrants were accounted for as a liability at the date of issuance and are adjusted to fair value at each balance sheet date, with the change in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations.

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

During the three and six months ended June 30, 2017, the Company recorded a gain of $3.4 million and a loss of $5.0 million, respectively, related to the change in fair value of the 2017 Placement Warrants. The fair value of the 2017 Placement Warrants of $8.4 million was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:

June 30, 2017
2017 Placement Warrant:
Expected term (in years)	6.6
Expected volatility	65.9%
Risk-free interest rate	2.0%
Expected dividend yield	0.0%

At June 30, 2017, the 2017 Placement Warrants had not been exercised and were still outstanding.

10.	Stock-Based Compensation

A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at December 31, 2016	2,168,391	6,127,291	$2.60	7.3	$7,800
Additional options authorized	1,743,247	—
Options granted	(2,112,487)	2,112,487	5.10
Options exercised	—	(230,733)	0.84
Options cancelled	34,921	(34,921)	2.71
Balance at June 30, 2017	1,834,072	7,974,124	$3.31	7.7	$25,264
Vested and exercisable at June 30, 2017		4,216,526	$2.11	6.5	$18,401
Vested and expected to vest at June 30, 2017		7,657,935	$3.26	7.6	$24,669

The weighted-average grant date fair value of options granted to employees was $3.13 and $2.88 per share during the six months ended June 30, 2017 and 2016, respectively. The grant date fair value of options vested was $1.9 million and $1.4 million during the six months ended June 30, 2017 and 2016, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $1.5 million and $0.5 million during the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, total unrecognized compensation cost related to stock-based awards granted to employees, net of estimated forfeitures, was $9.7 million which is expected to be recognized over a weighted-average period of 3.0 years.

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

The fair value of employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2017	2016
Expected term (in years)	6.0	6.0
Expected volatility%	67.1%	69.7%
Risk-free interest rate%	2.1%	1.3%
Expected dividend yield%	0.0%	0.0%

Restricted Stock Units

In September 2016, the Company granted 112,578 shares of restricted stock units, or RSUs, to its board of directors for their past services. These RSUs had a grant date fair value of $3.58 per share, and were fully vested upon issuance and will be released and settled upon termination of the board services or the occurrence of a change in control event.

In December 2016, the Company granted 18,017 and 20,645 shares of RSUs to certain executive officers for bonus compensation and one consultant for their service, respectively. These RSUs were fully vested upon issuance and the 18,017 shares of RSUs granted to certain executive officers were released in the first quarter of fiscal 2017.

For the six months ended June 30, 2017, no additional RSUs were issued and no stock-based compensation expense related to RSUs was recorded in the accompanying condensed consolidated statements of operations.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$216	$235	$381	$356
Selling and marketing	72	14	123	38
General and administrative	725	440	1,278	851
Total stock-based compensation expense	$1,013	$689	$1,782	$1,245

During the three and six months ended June 30, 2017 and 2016, there were no stock-based compensation expenses capitalized as a component of inventory or recognized in cost of revenue. Stock-based compensation relating to stock-based awards granted to consultants were insignificant during the three and six months ended June 30, 2017 and 2016.

11.	Income Tax

Due to the current operating losses, the Company recorded zero income tax expense during the three and six months ended June 30, 2017 and 2016, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any foreign operations. The federal and state effective tax rate is approximately 35%.

Due to the Company’s history of cumulative losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, the Company’s deferred tax assets, which includes net operating loss, or NOL, carryforwards and tax credits related primarily to research and development continue to be subject to a valuation allowance as of June 30, 2017. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had unrecognized tax benefits of $1.3 million and $940 thousand at June 30, 2017 and December 31, 2016, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. During the six months ended June 30, 2017 and 2016, there were no accrued interest and penalties related to uncertain tax positions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options to purchase common stock	8,006,323	6,113,707	7,561,888	6,087,898
Common stock warrants	3,428,248	326,991	3,266,653	326,991
Restricted stock units	110,494	—	111,530	—
Total	11,545,065	6,440,698	10,940,071	6,414,889

13.	Related Party Transactions

In December 2004, the Company entered into a licensing agreement with the University of Florida Research Foundation, or UFRF, whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a 1% royalty, with a minimum $50,000 royalty payment per quarter, from sales of products developed and sold by the Company utilizing the licensed patents.

In January 2017, the Company entered into a sales consulting agreement with Puissance Capital Management, or PCM, to assist with business development activities in a key market in Asia. PCM is the investment manager of Puissance Cross Board Opportunities LLP, a stockholder in the Company. Theodore T. Wang, Ph.D., a member of the Company’s board of directors, is the managing member of the general partners of PCM. The sales consulting agreement has a term of one year with a total consideration of $1.3 million.

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

In July 2017, the Company approved grants of fully-vested RSUs to members of its board of directors for their past services as directors of the Company. These grants have a total grant date fair value of $300 thousand, and will be released and settled upon termination of the board service or the occurrence of a change in control event.

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

The following discussion highlights ViewRay’s results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on ViewRay’s unaudited condensed consolidated financial statements contained in this Quarterly Report, which we have prepared in accordance with U.S. GAAP. You should read the discussion and analysis together with such condensed consolidated financial statements and the related notes thereto.

Company Overview

We design, manufacture and market MRIdian, an MRI-guided radiation therapy system to simultaneously image and treat cancer patients. MRI is a broadly used imaging tool that has the ability to differentiate between types of soft tissue clearly, unlike X-ray or computed tomography, or CT, which are the most commonly used imaging technologies in radiation therapy today. MRIdian integrates MRI technology, radiation delivery and our proprietary software to locate, target and track the location and shape of soft-tissue tumors while radiation is delivered. These capabilities allow MRIdian to accurately deliver radiation to the tumor while reducing the amount delivered to healthy tissue, as compared to other radiation therapy treatments today. We believe this leads to improved patient outcomes and reduced side effects from off-target radiation delivery.

We received initial 510(k) marketing clearance from the FDA for our treatment planning and delivery software in January 2011 and for MRIdian with cobalt in May 2012. We also received permission to affix the Conformité Européene, or CE, mark to MRIdian with cobalt in November 2014, allowing MRIdian with cobalt to be sold within the European Economic Area, or EEA. In August 2016, we received regulatory approval from the Japanese Ministry of Health, Labor and Welfare to market MRIdian with cobalt in Japan. In August 2016, we also received approval from the China Food and Drug Administration to market MRIdian with cobalt in China. In September 2016, we received CE mark approval of MRIdian Linac in the EEA. In February 2017, we received 510(k) clearance from the FDA to market MRIdian Linac. In June 2017, we received 510(k) clearance to market RayZR, our high resolution multi-leaf collimator, or MLC. In July 2017, the first cancer patients to be treated using MRIdian Linac were treated at Henry Ford Health System in Detroit.

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

At June 30, 2017, we have installed MRIdian with cobalt systems at eight cancer centers located at Washington University in St. Louis; University of California, Los Angeles; University of Wisconsin—Madison; Sylvester Comprehensive Cancer Center at the University of Miami; Seoul National University in South Korea; VU University Medical Center in the Netherlands, Policlinico “A. Gemelli” Hospital in Italy, and National Cancer Center in Japan. One other MRIdian with cobalt system has been delivered and is expected to be installed in early 2018 at Edogawa Hospital in Japan.

We currently market MRIdian through a direct sales force in the United States and distributors in the rest of the world. We market MRIdian to a broad range of worldwide customers, including university research and teaching hospitals, community hospitals, private practices, government institutions and freestanding cancer centers. Our sales and revenue cycle varies based on the customer and can be lengthy, sometimes lasting up to 18 to 24 months or more from initial customer contact to sales contract execution. Following execution of a sales contract, it generally takes nine to 12 months for a customer to customize an existing facility or construct a new vault. After the customer completes its vault customization, it typically takes approximately ninety days for us to install MRIdian and perform on-site testing of the system, including the completion of acceptance test procedures.

We generated product, service and distribution rights revenue of $0.7 million and $0.3 million, and had net losses of $8.4 million and $12.1 million during the three months ended June 30, 2017 and 2016, respectively. We generated product, service and distribution rights revenue of $1.9 million and $5.8 million, and had net losses of $36.3 million and $25.5 million during the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, we had backlog with a total value of $182.1 million.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	add personnel to support our product development and commercialization efforts;
•	continue our research and development efforts;
•	seek regulatory approval for MRIdian in certain foreign countries; and,
•	operate as a public company.

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

During the six months ended June 30, 2017, we received new orders for MRIdian systems, totaling $49.6 million. At June 30, 2017, we had backlog with a total value of $182.1 million.

Components of Statements of Operations

Revenue

Product Revenue. Product revenue consists of sales of MRIdian systems, as well as optional components, such as additional planning workstations and body coils.

Following execution of a sales contract, it generally takes nine to 12 months for a customer to customize an existing facility or construct a new vault. Upon the commencement of installation at a customer’s facility, it typically takes approximately ninety days to complete the installation and on-site testing of the system, including the completion of acceptance test procedures. On-site training takes approximately one week and can be conducted concurrently with installation and acceptance testing. Sales contracts generally include customer deposits upon execution of the agreement, and in certain cases, additional amounts due at shipment or commencement of installation, and final payment due generally upon customer acceptance.

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

Distribution Rights Revenue.  In December 2014, we entered into a distribution agreement with Itochu Corporation pursuant to which we appointed Itochu as our exclusive distributor for the promotion, sale and delivery of MRIdian products within Japan. In consideration of the exclusive distribution rights granted, we received $4.0 million, which was recorded as deferred revenue and starting in August 2016 was recognized as distribution rights revenue on a straight-line basis over the remaining term of the distribution agreement of approximately 8.5 years.

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, as well as medical device excise tax (in the years to which this is applicable) and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or market inventory, or LCM, adjustments if the carrying value of the inventory is greater than its net realizable value. For strategic reasons, we initially sold our MRIdian systems prior to December 31, 2015 at prices lower than our projected costs to manufacture and install. As we accumulated materials, installation and other costs for these systems, we regularly assessed the carrying value of the related inventory value and recorded charges, or LCM, adjustments to reduce inventory to the lower of cost and net realizable value. The remaining realizable value of inventory was charged to product cost of revenue as those initial sites were completed and accepted. This resulted in a LCM charge of $0.2 million for the six months ended June 30, 2016. There was no LCM charge for the six months ended June 30, 2017.

We expect our materials, installation and service costs to decrease as we continue to scale our operations, improve product designs and work with our third-party suppliers to lower costs. We expect to continue to lower costs and increase sales prices as we transition to MRIdian Linac.

Service Cost of Revenue. Service cost of revenue is comprised primarily of personnel costs, training and travel expenses to service and perform maintenance on installed MRIdian systems. Service cost of revenue also includes the costs of replacement parts under maintenance and support contracts.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of changes in the fair value of the 2017 and 2016 Placement Warrants and foreign currency exchange gains and losses.

The outstanding 2017 and 2016 Placement Warrants are re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as a component of other income (expense), net.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenue:
Product	$—	$—	$—	$5,240
Service	579	299	1,687	515
Distribution rights	119	—	238	—
Total revenue	698	299	1,925	5,755
Cost of revenue:
Product	328	139	594	6,066
Service	498	724	1,274	1,325
Total cost of revenue	826	863	1,868	7,391
Gross margin	(128)	(564)	57	(1,636)
Operating expenses:
Research and development	3,251	2,964	6,165	6,363
Selling and marketing	1,871	1,402	2,943	2,681
General and administrative	7,463	5,788	14,614	12,108
Total operating expenses:	12,585	10,154	23,722	21,152
Loss from operations	(12,713)	(10,718)	(23,665)	(22,788)
Interest income	1	—	2	1
Interest expense	(1,792)	(1,377)	(3,529)	(2,459)
Other income (expense), net	6,151	(20)	(9,122)	(237)
Loss before provision for income taxes	(8,353)	(12,115)	(36,314)	(25,483)
Provision for income taxes	—	—	—	—
Net loss	$(8,353)	$(12,115)	$(36,314)	$(25,483)

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Product	$—	$—	$—
Service	579	299	280
Distribution rights	119	—	119
Total revenue	$698	$299	$399

Total revenue during the three months ended June 30, 2017 increased $0.4 million compared to the three months ended June 30, 2016. The increase was primarily due to a $0.3 million increase in service revenue and a $0.1 million increase in distribution rights revenue during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Product Revenue. There was no product revenue recognized during the three months ended June 30, 2017 and 2016.

Service Revenue. Service revenue increased $0.3 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to increased billings to existing customers, as well as the increased install base, which was eight MRIdian with cobalt systems worldwide during the three months ended June 30, 2017 compared to six MRIdian with cobalt systems worldwide during the three months ended June 30, 2016.

Distribution Rights Revenue. Distribution rights revenue increased $0.1 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was due to our receipt of Japanese regulatory approval in August 2016 after which we started recognizing the distribution rights revenue on a straight-line basis over the remaining term of the exclusive distribution agreement with Itochu.

Cost of Revenue

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Product	$328	$139	$189
Service	498	724	(226)
Total cost of revenue	$826	$863	$(37)

Product Cost of Revenue. Product cost of revenue increased $0.2 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to a write-down of inventory for the three months ended June 30, 2017. Product cost of revenue of $0.3 million during the three months ended June 30, 2017 was primarily attributable to $0.2 million of inventory adjustments and $0.1 million of warehousing costs.

Service Cost of Revenue. Service cost of revenue decreased by $0.2 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to higher service activities at installed sites for the three months ended June 30, 2016.

Operating Expenses

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Research and development	$3,251	$2,964	$287
Selling and marketing	1,871	1,402	469
General and administrative	7,463	5,788	1,675
Total operating expenses	$12,585	$10,154	$2,431

Research and Development. Research and development expenses during the three months ended June 30, 2017 increased by $0.3 million, compared to the three months ended June 30, 2016. The higher expense for the current quarter was primarily attributable to a $0.3 million increase in consulting fees.

Selling and Marketing. Selling and marketing expenses during the three months ended June 30, 2017 increased $0.5 million, compared to the three months ended June 30, 2016. This increase was primarily attributable to a $0.4 million increase in trade show expense.

General and Administrative. General and administrative expenses during the three months ended June 30, 2017 increased $1.7 million, compared to the three months ended June 30, 2016. This increase was primarily attributable to a $0.8 million increase in personnel expense related to a headcount increase from 50 to 69 employees, as well as a $0.6 million increase in consulting fees.

Interest Expense

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Interest expense	$(1,792)	$(1,377)	$(415)

Interest expense increased $0.4 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a higher loan balance as a result of the additional $15.0 million draw down in May 2016.

Other Income (Expense), Net

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Other income (expense), net	$6,151	$(20)	$6,171

Other income (expense), net during the three months ended June 30, 2017 consisted primarily of a $6.2 million change in fair value of warrant liability related to the 2017 and 2016 Placement Warrants.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenue

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Product	$—	$5,240	$(5,240)
Service	1,687	515	1,172
Distribution rights	238	—	238
Total revenue	$1,925	$5,755	$(3,830)

Total revenue during the six months ended June 30, 2017 decreased $3.8 million compared to the six months ended June 30, 2016. The decrease was primarily due to a $5.2 million decrease in product revenue, partially offset by a $1.2 million increase in service revenue and a $0.2 million increase in distribution rights revenue during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Product Revenue. Product revenue during the six months ended June 30, 2017 decreased $5.2 million compared to the six months ended June 30, 2016. The decrease was due to no product revenue recognized during the six months ended June 30, 2017 as compared to $5.2 million of product revenue recognized during the six months ended June 30, 2016 related to the installation of a MRidian with cobalt system at one customer in Amsterdam.

Service Revenue. Service revenue increased $1.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to increased billings to existing customers, as well as the increased install base, which was eight MRIdian with cobalt systems worldwide during the six months ended June 30, 2017 compared to six MRIdian with cobalt systems worldwide during the six months ended June 30, 2016.

Distribution Rights Revenue. Distribution rights revenue increased $0.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was due to our receipt of Japanese regulatory approval in August 2016 after which we started recognizing the distribution rights revenue on a straight-line basis over the remaining term of the exclusive distribution agreement with Itochu.

Cost of Revenue

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Product	$594	$6,066	$(5,472)
Service	1,274	1,325	(51)
Total cost of revenue	$1,868	$7,391	$(5,523)

Product Cost of Revenue. Product cost of revenue decreased $5.5 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as no MRIdian systems were delivered and installed during the first six months of fiscal 2017, compared to the delivery and installation of one MRIdian with cobalt system at one customer in Amsterdam during the first six months of fiscal 2016. Product cost of revenue of $0.6 million during the six months ended June 30, 2017 was primarily attributable to $0.3 million of warehousing and shipping costs and $0.3 million write-down of inventory.

Service Cost of Revenue. Service cost of revenue was flat during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.

Operating Expenses

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Research and development	$6,165	$6,363	$(198)
Selling and marketing	2,943	2,681	262
General and administrative	14,614	12,108	2,506
Total operating expenses	$23,722	$21,152	$2,570

Research and Development. Research and development expenses during the six months ended June 30, 2017 decreased $0.2 million, compared to the six months ended June 30, 2016. This decrease was primarily attributable to a $0.4 million decrease in personnel expenses related to lower average headcount during the six months ended June 30, 2017, and a $0.1 million decrease in travel expenses, partially offset by a $0.4 million increase in consulting fees.

Selling and Marketing. Selling and marketing expenses during the six months ended June 30, 2017 increased $0.3 million, compared to the six months ended June 30, 2016. This increase was primarily attributable to a $0.4 million increase in trade show expense.

General and Administrative. General and administrative expenses during the six months ended June 30, 2017 increased $2.5 million compared to the six months ended June 30, 2016. This increase was primarily attributable to a $1.4 million increase in personnel expense related to a headcount increase from 50 to 69 employees, a $1.1 million increase in consulting fees and a $0.3 million increase in accounting expense, partially offset by a decrease of $0.5 million related to legal expense.

Interest Expense

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Interest expense	$(3,529)	$(2,459)	$(1,070)

Interest expense increased $1.1 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the higher loan balance as a result of the additional $15.0 million draw down in May 2016.

Other Income (Expense), Net

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Other income (expense), net	$(9,122)	$(237)	$(8,885)

Other income (expense), net during the six months ended June 30, 2017 consisted primarily of a $9.0 million change in fair value of warrant liability related to the 2017 and 2016 Placement Warrants.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the six months ended June 30, 2017 and 2016, we had net losses of $36.3 million and $25.5 million, respectively. At June 30, 2017, and December 31, 2016, we had an accumulated deficit of $284.0 million and $247.7 million, respectively.

At June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $53.9 million and $14.2 million, respectively. To date, we have financed our operations principally through placements of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and/or public or private debt.  In May 2016, we drew down the additional $15.0 million in funds from the CRG term loan. In August and September 2016, we issued common stock and warrants to purchase common stock via the 2016 Private Placement for gross proceeds of $13.8 million. In January 2017, we issued additional common stock and warrants to purchase common stock via the 2017 Private Placement for gross proceeds of $26.1 million. During the six months ended June 30, 2017, we also raised aggregate gross proceeds of $39.5 million through our at-the-market offering program in which we sold 6.5 million shares of our common stock at an average market price of $6.10 per share. We expect that our existing cash and cash equivalents will enable us to conduct our planned operations for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash used in operating activities	$(23,883)	$(20,570)
Cash used in investing activities	$(776)	$(5,760)
Cash provided by financing activities	$64,388	$15,092

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

During the six months ended June 30, 2017, cash used in operating activities was $23.9 million as a result of our net loss of $36.3 million and a $1.0 million net change in our operating assets and liabilities, partially offset by aggregate non-cash charges of $13.5 million. The net change in our operating assets and liabilities was primarily a result of an increase in deferred cost of revenue, an increase in inventory, an increase in deposits on purchased inventory, and an increase in prepaid expenses and other assets, partially offset by an increase in customer deposits and deferred revenue, an increase in accounts payable, and a decrease in accounts receivable. Deferred cost of revenue increased $7.3 million due to the shipment of additional components for MRIdian systems currently being installed. Inventory and deposits on purchased inventory increased $7.3 million and $3.0 million, respectively, in anticipation of upcoming shipments and installations of MRIdian systems. Prepaid expenses and other assets increased $2.1 million, primarily attributable to deferred sales commission on new sales contracts. The net change in our operating assets and liabilities were partially offset by a $13.4 million increase in customer deposits and deferred revenue due to deposits received from new sales contracts and the commencement of installation for two customers in the first six months of 2017. The $1.8 million increase in accounts payable and the $2.4 million decrease in accounts receivable resulted from the timing of payment and collection. Non-cash charges included a $9.0 million change in the fair value of warrant liability related to the 2017 and 2016 Placement Warrants, $1.6 million of amortization of debt discount and interest accrual related to the CRG Term Loan, $1.8 million of stock-based compensation and $1.0 million of depreciation and amortization expense.

During the six months ended June 30, 2016, operating activities used $20.6 million in cash as a result of our net loss of $25.5 million, partially offset by a $1.5 million net change in our operating assets and liabilities and aggregate non-cash charges of $3.4 million. The net change in our operating assets and liabilities was primarily a result of an increase in customer deposits and deferred revenue, accounts payable, deferred cost on shipped components, deposits on purchased inventory and accrued expenses and other long-term liabilities, partially offset by the purchase of inventories and accounts receivable. Customer deposits and deferred revenue increased $2.2 million during the six months ended June 30, 2016 due to five new sales contracts. The increase in accounts payable of $1.1 million was the result of timing of payments. Deferred cost decreased $1.2 million due primarily to revenue recognized for VU University Medical Center in 2016. Deposits on purchased inventory decreased $1.1 million as a result of the timing of placing orders to vendors.  Accrued expenses and other long-term liabilities decreased $0.7 million due primarily to the timing of invoice receipts for services, inventory and assets purchased. These decreases were offset by an increase of $3.9 million of inventory purchase and prepayments in anticipation of upcoming shipments and installations of MRIdian systems as well as a $0.9 million increase in accounts receivable. Non-cash charges primarily included $1.2 million in stock-based compensation, $1.1 million in amortization of debt discount and accrued interest related to the CRG Term Loan, $0.9 million in depreciation and amortization and $0.2 million of inventory LCM adjustments related to the reduction of the carrying value of inventory to its net realizable value.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2017 of $0.8 million resulted from capital expenditures to purchase property and equipment.

Cash used in investing activities during the six months ended June 30, 2016 of $5.8 million primarily resulted from capital expenditures to purchase property and equipment.

Financing Activities

During the six months ended June 30, 2017, financing activities provided $64.4 million in cash from $26.1 million gross proceeds from the 2017 Private Placement, $39.5 million gross proceeds from our at-the-market offering program and $0.2 million from the exercise of stock options, partially offset by offering costs of $1.1 million for our at-the-market offering program and offering costs of $0.3 million for our 2017 and 2016 Private Placements.

During the six months ended June 30, 2016, financing activities provided $15.1 million in cash primarily from the net proceeds of $15.0 million related to the additional CRG draw down and $0.1 million from the exercise of stock options.

CRG Term Loan

In June 2015, we entered the CRG Term Loan for up to $50.0 million, of which $30.0 million was made available to us upon closing with the remaining $20.0 million to be available on or before June 26, 2016 upon meeting certain milestones. We drew down the first $30.0 million on the closing date in June 2015.  In March 2016, the CRG Term Loan was amended with regard to the conditions for borrowing the remaining $20.0 million available under the CRG Term Loan. We achieved one milestone at March 31, 2016 and borrowed an additional $15.0 million in May 2016. In April 2017, we executed another amendment to the CRG Term Loan, which included availability of the existing $5.0 million tranche at ViewRay’s option through June 30, 2017, added a $15.0 million tranche of borrowing capacity available at ViewRay’s option through September 30, 2017, extended the interest-only and payment in-kind period, decreased the combined 2016 and 2017 revenue covenant and included a 1.75% increase to the facility fee. The CRG Term Loan is subject to financial covenants and is collateralized by essentially all our assets and limits our ability with respect to additional indebtedness, investments or dividends, among other things, subject to customary exceptions.

At June 30, 2017, we had $45.0 million in outstanding debt to CRG, which is repayable through June 26, 2020. The CRG Term Loan bears cash interest at a rate of 12.5% per annum and has an interest-payment-only period through March 31, 2020. We were in compliance with all financial covenants under the CRG Term Loan at June 30, 2017. Additional details regarding the CRG Term Loan are included in the section entitled “Notes to Condensed Consolidated Financial Statements – Note 5 – Debt” in the condensed consolidated financial statements.

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

At-The-Market Offering of Common Stock

In January 2017, we issued a base prospectus which covers the offering, issuance and sale by the registrant of up to a maximum aggregate offering price of $75.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and we entered into a sales agreement with FBR Capital Markets & Co., or FBR, under which we may sell up to $25.0 million of our common shares pursuant to an at-the-market offering program in accordance with Rule 415(a)(4) under the Securities Act. FBR acted as sales agent on a best efforts basis and used commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold by us, consistent with its normal trading and sales practices, on mutually agreed terms between FBR and us. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. In April 2017, we agreed to sell up to an additional $25.0 million of our common stock in accordance with the terms of a sales agreement with FBR and pursuant to an at-the-market offering program in accordance with Rule 415(a)(4) under the Securities Act.

FBR is entitled to compensation of up to 3.0% of the gross sales price per share sold. In connection with the sale of our common stock on our behalf, FBR is deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of FBR is deemed to be underwriting commissions or discounts. The Company has also agreed to provide indemnification and contribution to FBR with respect to certain liabilities, including liabilities under the Securities Act.

As of June 30, 2017, we sold an aggregate of approximately 6.5 million shares of our common stock at an average market price of $6.10 per share, resulting in aggregate gross proceeds of approximately $39.5 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2017 or December 31, 2016.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There have been no significant changes to our accounting policies during the six months ended June 30, 2017, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 17, 2017. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have historically incurred substantial net losses, including net losses of $36.3 million and $25.5 million during the six months ended June 30, 2017 and 2016, respectively. We expect our net losses to continue as a result of ongoing investments in product development and expansion of our commercial operations, including increased manufacturing, and sales and marketing. These net losses have had, and will continue to have, a negative impact on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability could harm our business, financial condition, results of operations and cash flows.

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

We may not be able to generate sufficient revenue from the commercialization of MRIdian Linac and MRIdian with cobalt to achieve and maintain profitability.

We rely entirely on the commercialization of MRIdian Linac and MRIdian with cobalt to generate revenue. During the six months ended June 30, 2017, we recognized revenue of $1.9 million from service revenue at certain customer sites and distribution rights revenue from Itochu. In order to successfully commercialize MRIdian Linac and MRIdian with cobalt, we will need to continue to expand our marketing efforts to develop new relationships and expand existing relationships with customers, to receive clearance or approval for MRIdian systems in additional countries, to achieve and maintain compliance with all applicable regulatory requirements and to develop and commercialize new features for MRIdian systems. We cannot assure you that we will be able to achieve or maintain profitability. If we fail to successfully commercialize MRIdian systems, we may never receive a return on the substantial investments in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance that we have made, as well as further investments we intend to make, which may cause us to fail to generate revenue and gain economies of scale from such investments.

In addition, potential customers may decide not to purchase MRIdian systems, or our customers may decide to cancel orders due to changes in treatment offerings, research and product development plans, difficulties in obtaining coverage or reimbursement for MRI-guided radiation therapy treatment, complications with facility build-outs, utilization of MRI-guided radiation therapy or other cancer treatment methods developed by other parties, lack of financing or the inability to obtain or delay in obtaining a certificate of need from state regulatory agencies or zoning restrictions, all of which are circumstances outside of our control.

In addition, demand for MRIdian systems may not increase as quickly as we predict, and we may be unable to increase our revenue levels as we expect. Even if we succeed in increasing adoption of MRIdian systems by hospitals and other healthcare providers, maintaining and creating relationships with our existing and new customers and developing and commercializing new features for MRIdian systems, we may not be able to generate sufficient revenue to achieve or maintain profitability.

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

Our success depends on the market’s confidence that MRIdian can provide reliable, high-quality MRI-guided radiation therapy. At June 30, 2017, there were only eight MRIdian with cobalt systems installed, and one other MRIdian with cobalt systems has been delivered and is expected to be installed and start treating patients in early 2018, and therefore we have limited statistics regarding the efficacy or reliability of MRIdian. We believe that our customers are likely to be particularly sensitive to product defects and errors, including functional downtime that limits the number of patients that can be treated using the system or a failure that is costly to repair. For example, in January 2014, we initiated a correction of the system at Washington University in St. Louis due to a defect we identified in an advanced software feature in the treatment planning system of MRIdian. We promptly updated our software to resolve this defect and notified the U.S. Food and Drug Administration, or FDA, of this correction. We cannot assure that similar product defects or other errors will not occur in the future. This could also include the mistreatment of a patient with MRIdian caused by human error on the part of MRIdian’s operators or prescribing physicians or as a result of a machine malfunction. We may be subject to regulatory enforcement action or legal claims arising from any defects or errors that may occur. Any failure of MRIdian to perform as expected could harm our reputation, business and results of operations.

Furthermore, the Cobalt-60 radioactive materials used in MRIdian with cobalt systems decay over time, which eventually leads to longer treatment times and may have a negative impact on the number of patients a hospital can treat during a day. U.S. regulations require inspection of Cobalt-60 every five years, at which time customers may consider replacing the Cobalt-60 source. This natural decay or a customer’s failure to replace the Cobalt-60 may have a negative impact on MRIdian performance.

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

MRIdian with cobalt and MRIdian Linac have received premarket clearance by the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FDCA. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. This process is typically shorter and generally requires the submission of less supporting documentation than the FDA’s premarket approval process and does not always require long-term clinical studies. Additionally, to date, we have not been required to complete long-term clinical studies in connection with the sale of MRIdian with cobalt or MRIdian Linac outside the United States. As a result, we currently lack the breadth of published long-term clinical data supporting the efficacy of MRIdian with cobalt or MRIdian Linac and the benefits each offers that might have been generated in connection with other marketing authorization processes. In addition, because MRIdian with cobalt has only been on the market since 2013, and only one MRIdian Linac has been installed at a customer site, we have limited complication or patient survival rate data with respect to treatment using the systems. If future patient studies or clinical testing do not support our belief that MRIdian with cobalt or MRIdian Linac offers a more advantageous treatment for a wide variety of cancer types, market acceptance of these systems could fail to increase or could decrease and our business could be harmed.

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

We have limited experience in marketing and selling MRIdian. We have only been selling MRIdian since 2013 and have only eight MRIdian with cobalt systems installed at June 30, 2017, and one other MRIdian with cobalt system that has been delivered and expected to start treating patients in early 2018, and have only treated patients since early 2014. In addition, we have installed only one MRIdian Linac to date. MRIdian is a new technology in the radiation therapy systems sector and our future sales will largely depend on our ability to increase our marketing efforts and adequately address our customers’ needs. We believe it is necessary to maintain a sales force that includes sales representatives with specific technical backgrounds that can support our customers’ needs. We will also need to attract and develop sales and marketing personnel with industry expertise. Competition for such employees is intense and we may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of MRIdian and we may never generate sufficient revenue to achieve or sustain profitability.

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

Each MRIdian is a major capital equipment item and is subject to a lengthy sales cycle. The time from initial customer contact to execution of a contract can take 18 to 24 months or more. Following execution of a contract, it generally takes nine to 12 months for a customer to customize an existing facility or construct a new vault, which is inclusive of the time from when a customer places the order to when the system is delivered. During this time, facilities support and transitioning, as well as permitting, are typically required, which can take several months. The time required to customize an existing facility prior to installation, including modifications of a standard vault to accommodate an MRI, is currently three months. If a customer does not have an existing vault available, it may take longer to construct a new vault. In some cases customers may request installation for a date later in the future to meet their own clinical or business requirements. Upon the commencement of installation at a customer’s facility, it typically takes approximately ninety days to complete the installation and on-site testing of the system, including the completion of acceptance test procedures. If a small number of customers defer installation of a MRIdian for even a short period, recognition of a significant amount of revenue may be deferred to a subsequent period. Because our operating costs are relatively fixed, our inability to recognize revenue in a particular period may impact our profitability in that period. As a result, the inability to recognize revenue in a particular period may make it difficult to compare our operating results with prior periods. The price of a MRIdian requires a portion of our target customers to obtain outside financing before committing to purchase a MRIdian. Such financing may be difficult for our customers to obtain in any given period, if at all. The requirement of site-specific modifications or construction may also delay adoption or overall demand. In addition, while we believe that our backlog of orders provides a better measure at any particular point in time of the long-term performance prospects of our business than our operating results for a particular period, investors may attribute significant weight to our operating results for a particular period, which may be volatile and as a result cause fluctuations in our stock price.

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

Moreover, our gross margins may decline in a given period due in part to significant replacement rates for components, resulting in increased warranty expense, negative profit margins on service contracts and customer dissatisfaction. If we are unable to reduce our product costs and improve or maintain quality and reliability, our gross margin may be negatively impacted. Additionally, we may face increased demands for compensation from customers who are not satisfied with the quality and reliability of MRIdian, which could increase our service costs or require us to issue credits against future service payments and negatively impact future product sales. For example, we may have to extend a warranty period due to our failure to meet up-time requirements. We are currently implementing programs to reduce the cost of our MRIdian product; however, we may be unable to reduce our product cost as quickly as we anticipate and in some instances may experience increases in costs from our suppliers.

Even if we are able to implement cost reduction and quality improvement efforts successfully, our service operations may remain unprofitable given the relatively small size and geographic dispersion of our installed base, which prevents us from achieving significant economies of scale for the provision of services. If we are unable to realize increasingly higher gross margins on our MRIdian systems, we may never become profitable.

We may not be able to develop new products or enhance the capabilities of MRIdian to keep pace with our industry’s rapidly changing technology and customer requirements.

Our industry is characterized by rapid technological changes, new product introductions and enhancements and evolving industry standards. Our business prospects depend on our ability to develop new products and applications for our technology in new markets that develop as a result of technological and scientific advances, while improving the performance and cost-effectiveness of MRIdian. New technologies, techniques or products could emerge that might offer better combinations of price and performance than MRIdian systems. The market for radiation therapy treatment products is characterized by rapid innovation and advancement in technology. It is important that we anticipate changes in technology and market demand, as well as physician, hospital and healthcare provider practices to successfully develop, obtain clearance or approval, if required, and successfully introduce new, enhanced and competitive technologies to meet our prospective customers’ needs on a timely and cost-effective basis. Nevertheless, we must carefully manage our introduction of new products. If potential customers believe that such products will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products are available. We may also have excess or obsolete inventory as we transition to new products, and we have no experience in managing product transitions. If we do not successfully innovate and introduce new technology into our anticipated product lines, or effectively manage the transitions of our technology to new product offerings, our business, financial condition and results of operations could be harmed.

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

In addition, we are in early stages of developing suppliers for components that are specific to MRIdian Linac. The inability of these suppliers to produce reliable components and to sufficiently scale up manufacturing could harm our ability to install MRIdian Linac systems in a timely or cost-effective manner.

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

At June 30, 2017, we had $45.0 million in outstanding debt to CRG.  Borrowings under our loan and security agreement with CRG are secured by substantially all of our personal property, including our intellectual property. Our loan and security agreement restricts our ability to, among other things:

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

At December 31, 2016, we had federal net operating loss carryforwards, or NOLs, of $210.4 million, which begin to expire in the year ending December 31, 2024, and $131.1 million related to state net operating loss carryforwards, which begin to expire in the year ending December 31, 2019. We also had federal and state research and development tax credit carryforwards of $2.9 million and $255 thousand, respectively, which expire at various dates through the year ending December 31, 2024. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe we have experienced at least one ownership change in the past. We are currently analyzing the tax impacts of such ownership change on our federal NOLs and credit carryforwards. Future changes in our stock ownership, including this or future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be limited under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

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

The results of the United Kingdom’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom, or the U.K., elected to withdraw from the EU in a national referendum, also known as Brexit. In March 2017, the U.K. Prime Minister began the process for the U.K. to withdraw from the EU. Negotiations are expected to commence to determine the future terms of the U.K.’s relationship with the EU, including, among other things, the terms of trade between the U.K. and the EU. The effects of Brexit will depend on any agreements the U.K. reaches to retain access to EU markets either during a transitional period or more permanently. Nevertheless, the referendum has created significant uncertainty about the future relationship between the U.K. and the EU, including with respect to the laws and regulations that will apply as the U.K. determines which EU laws to replace or replicate in the event of a withdrawal, including those governing manufacturing, labor, environmental, data protection/privacy, competition, medical sales and advertising and other matters applicable to the medical device industry. The referendum has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.

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

Specifically, we hold a license to four issued U.S. patents, 15 issued foreign patents (eight of which were issued in Great Britain, Germany, France and the Netherlands as a result of two applications filed and allowed through the European Patent Office), one pending U.S. application and five pending foreign applications as of July 18, 2017. We own an additional 18 issued U.S. patents, 30 issued foreign patents (10 of which were issued in Great Britain, Germany, France, Italy and the Netherlands as a result of two applications filed and allowed through the European Patent Office), 22 pending U.S. applications and 80 pending foreign applications as of July 18, 2017. Assuming all required fees are paid, individual patents or patent applications owned or licensed by us will expire between 2021 and 2037. We also have a joint ownership interest with Case Western Reserve University in one issued patent and one U.S. application. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect MRIdian, any additional features we develop for MRIdian or any new products. Other parties may have developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. The patent positions of medical device companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. U.S. patents and patent applications may also be subject to supplemental examination or contested post-grant proceedings such as inter partes review, reexamination, interference or derivation proceedings before the U.S. Patent and Trademark Office and challenges in district court. Patents may be subjected to opposition, post-grant review or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent right sought by us, which in turn could affect our ability to commercialize MRIdian.

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

We license patents and patent applications from the UFRF, covering our combination of MRI and radiation therapy, and other key technologies, incorporated into MRIdian under a license agreement that requires us to pay royalties to UFRF. In addition, the license agreement obligates us to pursue an agreed development plan and to submit periodic reports and restricts our ability to take actions to defend the licensed patents. The license agreement terminates when the underlying patents expire in 2025, although UFRF has the right to unilaterally terminate the agreement if we do not meet our royalty payment obligations, including minimum royalty payments of $50,000 per quarter, or if we fail to satisfy other development and commercialization obligations related to our utilization of the technology. If UFRF were to terminate the agreement or if we were to otherwise lose the ability to exploit the licensed patents, our competitive advantage could be reduced, we may not be able to find a source to replace the licensed technology and we may be prevented from selling MRIdian. The license agreement reserves to UFRF the initial right to defend or prosecute any claim arising with respect to the licensed technology. If UFRF does not vigorously defend the patents, we may be required to engage in expensive patent litigation to enforce our rights and any competitive advantage we have based on the licensed technology may be hampered. Any of these events could harm our business, financial condition and results of operations.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

In the United States, we have obtained 510(k) premarket clearance from the FDA to market MRIdian for the provision of stereotactic radiosurgery and precision radiotherapy for lesions, tumors and conditions anywhere in the body where radiation treatment is indicated. An element of our strategy is to continue to upgrade MRIdian to incorporate new software and hardware enhancements. We expect that such upgrades, as well as other future modifications, may require new 510(k) clearance; however, future upgrades may be subject to the substantially more costly, time-consuming and uncertain PMA process. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In August 2016, we filed for FDA 510(k) clearance for the MRIdian Linac and received FDA clearance in February 2017. In June 2017, we received 510(k) clearance to market RayZR, our high resolution MLC.

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

Sales of our devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling MRIdian or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. We have applied for and received regulatory approval in Europe, the United Arab Emirates, Taiwan, Korea, Japan, China and Italy, where regulatory approval is required in addition to the CE mark. We currently have orders to deliver MRIdian to customers in the United States, Taiwan, China, Korea, Italy, Germany, Belgium, the Netherlands, the United Kingdom, France and the United Arab Emirates, which we include in our backlog due to the status of each sales order and our regulatory approval processes in these countries. Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we plan to market MRIdian or that we will be able to do so on a timely basis. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations or approvals may significantly differ from FDA requirements. If we modify MRIdian, we or our distributors may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. If we or our distributors are unable to maintain our authorizations in a particular country, we will no longer be able to sell MRIdian in that country, which could harm our business.

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

The Medical Devices Regulation will, however, only become applicable three years after publication while the In-Vitro Diagnostic Medical Devices Regulation will only become applicable five years after publication. Once applicable, the new regulations will among other things:

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

In particular, the U.S. Department of Health and Human Services has promulgated rules governing the privacy and security of individually identifiable health information under the Health Insurance Portability and Accountability Act of 1996, or HIPPA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH. These privacy and security rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information, limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose, and requiring administrative, technical and physical safeguards. Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entity customers, such as health care providers, under which we are considered to be a “business associate” under HIPAA. As a business associate, we are contractually bound and may also be directly responsible under HIPAA, as amended by HITECH, to implement policies, procedures and reasonable and appropriate security measures to protect any individually identifiable health information we may create, receive, maintain or transmit on behalf of covered entities. We may also be subject to state laws protecting the confidentiality of medical records where those state laws have stricter provisions than HIPAA. Our failure to protect or secure any individually identifiable health information received on behalf of customers could subject us to civil and criminal liability, including the imposition of monetary fines, and adverse publicity, and could harm our business and impair our ability to attract new customers.

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

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.

Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	commercial success and market acceptance of MRIdian;
•	success of our competitors in discovering, developing or commercializing products;
•	ability to commercialize or obtain regulatory approval for MRIdian, or delays in commercializing or obtaining regulatory approval;
•	strategic transactions undertaken by us;
•	additions or departures of key personnel;
•	product liability claims;
•	prevailing economic conditions;
•	disputes concerning our intellectual property or other proprietary rights;
•	FDA or other U.S. or foreign regulatory actions affecting us or the healthcare industry;
•	healthcare reform measures in the United States;
•	sales of our common stock by our officers, directors or significant stockholders;
•	future sales or issuances of equity or debt securities by us;
•	business disruptions caused by earthquakes, tornadoes or other natural disasters; and
•	changes in the manner that investors and securities analysts who provide research on us to the marketplace analyze the value of our common stock.

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

If our existing stockholders or optionholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after any applicable legal restrictions on resale lapse, the price of our common stock could decline. The perception in the market that these sales may occur could also cause the price of our common stock to decline. At June 30, 2017, we have outstanding a total of 58,915,205 shares of common stock.

In addition, based on the number of shares subject to outstanding awards under our 2008 Stock Option and Incentive Plan, or 2008 Plan, the number of shares subject to outstanding awards or available for issuance under our 2015 Equity Incentive Award Plan, or 2015 Plan, and our 2015 Employee Stock Purchase Plan, or 2015 ESPP, at June 30, 2017, 3,202,296 shares, 6,739,123 shares and 1,103,481 shares, respectively, of common stock that are either subject to outstanding options, outstanding but subject to vesting or reserved for future issuance under the 2008 Plan, 2015 Plan and 2015 ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act, which includes, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act. The 2015 Plan contains provisions for the annual increase of the number of shares reserved for issuance under such plan. If the shares we may issue from time to time under the 2008 Plan, 2015 Plan or 2015 ESPP are sold, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

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

Based on the beneficial ownership of our common stock at June 30, 2017, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 69% of our common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

*    *    *

The risks above do not necessarily comprise all of those associated with an investment in the Company. This Quarterly Report contains forward-looking statements that involve unknown risks, uncertainties and other factors that may cause the actual results, financial condition, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those set out above.

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

VIEWRAY, INC.

Dated: August 7, 2017	By:	/s/ Chris A. Raanes
	Name:	Chris A. Raanes
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2017	By:	/s/ Ajay Bansal
	Name:	Ajay Bansal
	Title:	Chief Financial Officer
(Principal Financial Officer)

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Exhibit	Date Filed	Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws.	S-1/A	3.2	12/16/15

10.1

Amendment No. 2 to Term Loan Agreement, dated as of April 12, 2017, by and among ViewRay Technologies, Inc. (formerly known as ViewRay Incorporated), Capital Royalty Partners II L.P., Capital Royalty Partners II (Cayman) L.P., Parallel Investment Opportunities Partners II L.P. and CRG Issuer 2015-1.

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