Form 10-Q
period 2017-09-30
ViewRay, Inc.
filed 2017-11-13
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, the registrant had 67,454,296 shares of common stock, $0.01 par value per share, outstanding.

VIEWRAY, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, contains forward-looking statements, including, without limitation, in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of products, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIEWRAY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$34,413	$14,198
Accounts receivable	1,042	4,200
Inventory	18,453	8,082
Deposits on purchased inventory	6,115	2,522
Deferred cost of revenue	10,390	3,909
Prepaid expenses and other current assets	5,091	3,023
Total current assets	75,504	35,934
Property and equipment, net	11,318	11,560
Restricted cash	1,143	1,143
Intangible assets, net	82	97
Other assets	86	30
TOTAL ASSETS	$88,133	$48,764
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,799	$4,980
Accrued liabilities	9,040	6,334
Customer deposits	20,920	19,400
Deferred revenue, current portion	10,873	6,515
Total current liabilities	47,632	37,229
Deferred revenue, net of current portion	3,215	3,918
Long-term debt	44,458	44,290
Warrant liabilities	12,835	2,723
Other long-term liabilities	6,568	4,257
TOTAL LIABILITIES	114,708	92,417
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at September 30, 2017 and December 31, 2016; 59,071,653 and 43,581,184 shares issued and outstanding at September 30, 2017 and December 31, 2016	581	426
Additional paid-in capital	268,051	203,598
Accumulated deficit	(295,207)	(247,677)
TOTAL STOCKHOLDERS’ DEFICIT	(26,575)	(43,653)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$88,133	$48,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product	$11,358	$—	$11,358	$5,240
Service	721	298	2,408	813
Distribution rights	118	59	356	59
Total revenue	12,197	357	14,122	6,112
Cost of revenue:
Product	9,728	803	10,322	6,869
Service	484	380	1,758	1,705
Total cost of revenue	10,212	1,183	12,080	8,574
Gross margin	1,985	(826)	2,042	(2,462)
Operating expenses:
Research and development	3,616	2,654	9,781	9,017
Selling and marketing	2,510	1,570	5,453	4,251
General and administrative	7,502	5,829	22,116	17,937
Total operating expenses	13,628	10,053	37,350	31,205
Loss from operations	(11,643)	(10,879)	(35,308)	(33,667)
Interest income	1	1	3	2
Interest expense	(1,843)	(1,707)	(5,372)	(4,166)
Other income (expense), net	2,269	(1,561)	(6,853)	(1,798)
Loss before provision for income taxes	$(11,216)	$(14,146)	$(47,530)	$(39,629)
Provision for income taxes	—	—	—	—
Net loss	$(11,216)	$(14,146)	$(47,530)	$(39,629)
Net loss per share, basic and diluted	$(0.19)	$(0.35)	$(0.85)	$(1.02)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	59,061,149	40,156,851	56,064,562	38,915,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,530)	$(39,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,574	1,325
Stock-based compensation	2,766	2,199
Accretion on asset retirement obligation	29	26
Change in fair value of warrant liabilities	6,739	1,646
Loss on disposal of property and equipment	9	5
Inventory lower of cost or market adjustment	647	928
Amortization of debt discount and interest accrual	2,453	1,806
Changes in operating assets and liabilities:
Accounts receivable	3,158	530
Inventory	(11,143)	(3,370)
Deposits on purchased inventory	(3,593)	(977)
Deferred cost of revenue	(6,481)	(1,438)
Prepaid expenses and other assets	(2,124)	(820)
Accounts payable	2,108	(2,645)
Accrued expenses and other long-term liabilities	2,519	1,106
Customer deposits and deferred revenue	5,175	11,238
Net cash used in operating activities	(43,694)	(28,070)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,117)	(6,672)
Purchase of intangible assets and other assets	—	(12)
Change in restricted cash balance	—	(200)
Net cash used in investing activities	(1,117)	(6,884)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock private placement, gross	26,100	13,750
Payment of offering costs related to common stock private placement	(300)	(222)
Proceeds from at-the-market offering of common stock, gross	40,126	—
Payment of offering costs related to at-the-market offering of common stock	(1,147)	—
Proceeds from draw down of long-term debt, net	—	14,982
Proceeds from the exercise of stock options	247	384
Net cash provided by financing activities	65,026	28,894
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,215	(6,060)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	14,198	20,667
CASH AND CASH EQUIVALENTS — END OF PERIOD	$34,413	$14,607
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,919	$2,349
Cash paid for taxes	$25	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment in accounts payable and accrued expenses	$277	$169
Transfer of property and equipment from inventory	$125	$117
Offering cost in accounts payable and accrued expenses	$—	$308

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Background and Organization

ViewRay, Inc., or ViewRay or the Company, and its wholly owned subsidiary ViewRay Technologies, Inc., designs, manufactures and markets MRIdian, an MRI-guided radiation therapy system to image and treat cancer patients simultaneously.

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

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from investment capital and available borrowings under its term loan agreement. These have historically been sufficient to meet working capital needs, capital expenditures, and debt service obligations. During the nine months ended September 30, 2017, the Company incurred a net loss of $47.5 million, and used cash in operations of $43.7 million. The Company believes that its existing cash balance of $34.4 million as of September 30, 2017, together with the approximately $50 million cash raised in direct registered offering of the Company’s common stock pursuant to two Securities Purchase Agreements between the Company and certain investors that closed in October 2017, hereinafter the October 2017 Private Placement, is sufficient to fund its operations for at least the next 12 months.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. The condensed consolidated financial statements include the accounts of ViewRay, Inc. and its wholly owned subsidiary, ViewRay Technologies, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016.

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 17, 2017, and have not changed significantly since such filing.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU No. 2014-09 will be effective for the Company’s fiscal year beginning after December 15, 2017, and the interim periods thereafter. In addition, the FASB issued ASU No. 2016-08, 2016-10, 2016-12 and 2016-20 in March 2016, April 2016, May 2016 and December 2016, respectively, to help provide interpretive clarification on the new guidance in Topic 606.  ASU No. 2016-08, 2016-10, 2016-12 and 2016-20 are all effective during the same period as ASU No. 2014-09. The Company will adopt the standard on January 1, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the Accounting Standards Codification 840, Leases. This ASU requires lessees to recognize all leases, with exception of short-term leases, as a lease liability on the balance sheet. Under this ASU, a lease is defined as a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset which is an asset that represents the lessee’s right to use, or control the use of, a specified asset during the lease term. The ASU also requires additional disclosure about the amount, timing and uncertainty of cash flow from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. For the Company, the impact of ASU No. 2016-02 will primarily relate to its accounting and reporting of leases as a lessee. As disclosed in Note 6, future minimum payments under noncancelable operating leases are approximately $2.6 million. This new standard will require the present value of these leases to be recorded in the consolidated balance sheets as a right of use asset and lease liability. The Company is continuing to evaluate the impact of this guidance on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU No. 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU No. 2016-15 and ASU No. 2016-18 should be applied using the retrospective transition method, requiring adjustment to all comparative periods presented, unless it is impracticable for some of the amendments, in which case those amendments would be made prospectively as of the earliest date practicable. The amendments in ASU No. 2016-15 and ASU No. 2016-18 are effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted, including adoption in an interim period. The Company had restricted cash of $1.1 million at both September 30, 2017 and December 31, 2016. The adoption of ASU No. 2016-15 and ASU No. 2016-18 will not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarified guidance on applying modification accounting to changes in the terms or conditions of a share-based payment award. Changes that do not impact the award’s fair value, vesting conditions, or classification as an equity or liability instrument will not be subject to modification accounting. ASU No. 2017-09 is effective prospectively for annual periods beginning after December 15, 2017 and interim periods therein. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of this update on its condensed consolidated financial statements and related disclosures, and does not believe the adoption of ASU No. 2017-09 will have a material impact.

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

3.	Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Prototype	$11,928	$6,405
Machinery and equipment	7,236	6,057
Leasehold improvements	4,375	4,371
Software	1,040	1,028
Furniture and fixtures	455	368
Construction in progress	—	5,498
Property and equipment, gross	25,034	23,727
Less: accumulated depreciation and amortization	(13,716)	(12,167)
Property and equipment, net	$11,318	$11,560

Depreciation and amortization expense related to property and equipment were $565 thousand and $451 thousand during the three months ended September 30, 2017 and 2016, respectively, and $1.6 million and $1.2 million during the nine months ended September 30, 2017 and 2016, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
License cost	$512	$512
Patents	104	104
Intangible assets, gross	616	616
Accumulated amortization	(534)	(519)
Intangible assets, net	$82	$97

Intangible assets amortization expense were $5 thousand and $18 thousand during the three months ended September 30, 2017 and 2016, respectively, and $15 thousand and $110 thousand during the nine months ended September 30, 2017 and 2016, respectively. Amortization of intangible assets was recorded in general and administrative expenses in the condensed consolidated statements of operations.

At September 30, 2017, the estimated future amortization expense of intangible assets was as follows (in thousands):

Year Ending December 31,	Estimated Future Amortization Expense
The remainder of 2017	$5
2018	19
2019	19
2020	19
2021	10
2022	3
Thereafter	7
Total amortization expense	$82

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued payroll and related benefits	$3,854	$4,274
Accrued accounts payable	3,147	1,202
Accrued legal, accounting and governance fees	1,088	509
Sales tax payable	48	13
Other	903	336
Total accrued liabilities	$9,040	$6,334

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Deferred revenue:
Product	$10,238	$5,050
Services	384	1,561
Distribution rights	3,466	3,822
Total deferred revenue	14,088	10,433
Less: current portion of deferred revenue	(10,873)	(6,515)
Noncurrent portion of deferred revenue	$3,215	$3,918

4.	Fair Value of Financial Instruments

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at September 30, 2017 and December 31, 2016. Level 3 liabilities that are measured on a recurring basis consist of the 2017 and 2016 Placement Warrants, as described in Note 8. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 9).

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other income (expense), net in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2017, the Company recorded a gain of $2.3 million and a loss of $6.7 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. During the three and nine months ended September 30, 2016, the Company recorded a loss of $1.6 million related to the charge in fair value of the 2016 Placement Warrants. There have been no transfers between Level 1, Level 2 and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At September 30, 2017
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$7,127	$7,127
2016 Placement Warrants Liability	—	—	5,708	5,708
Total	$—	$—	$12,835	$12,835

	At December 31, 2016
	Level 1	Level 2	Level 3	Total
2016 Placement Warrants Liability	$—	$—	$2,723	$2,723

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

	Nine Months Ended September 30,
	2017	2016
Fair value, beginning of period	$2,723	$—
Issuance of 2016 Placement Warrants	—	2,726
Issuance of 2017 Placement Warrants	3,373	—
Change in fair value of Level 3 financial liabilities	6,739	1,646
Fair value, end of period	$12,835	$4,372

5.	Debt

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

In April 2017, the Company and CRG executed an amendment to the terms of its CRG Term Loan, as amended in March 2016. Amendments to the CRG Term Loan include availability of the existing $5.0 million tranche at ViewRay’s option through June 30, 2017, the addition of a $15.0 million tranche of borrowing capacity available at ViewRay’s option through September 30, 2017, extension of the interest-only and payment in-kind period, a decrease to the combined 2016 and 2017 revenue covenant and a 1.75% increase to the facility fee. The Company did not draw down any amounts under the $5.0 million tranche and it has since expired.

In October 2017, the Company and CRG executed another amendment to the terms of its CRG Term Loan, as amended in March 2016 and April 2017. This amendment extends the availability of the existing $15.0 million borrowing capacity through December 31, 2017. At September 30, 2017, the Company had not drawn down on the additional $15.0 million tranche.

At September 30, 2017, the Company had $45.0 million in outstanding debt to CRG, and was in compliance with all financial covenants under the CRG Term Loan.

6.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakwood Village, Ohio and Mountain View, California under noncancelable operating leases. At September 30, 2017, the future minimum payments for the operating leases are as follows (in thousands):

Year Ending December 31,	Future Minimum Payments
The remainder of 2017	$295
2018	1,188
2019	1,079
Total future minimum payments	$2,562

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

As of September 30, 2017, the Company is subject to an arbitration claim that arose in the ordinary course of business.  The claim is related to a contract dispute with a former component supplier for ViewRay’s first generation, cobalt-based MRIdian system. Management believes the claim is without merit, is defending its position vigorously and is asserting counterclaims. Due to the inherent uncertainties of legal claims and early stages of the arbitration, the Company cannot reasonably predict at this time the timing or an outcome of this claim resolution or estimate the amount of losses, or range of losses, if any, or their effect, if any, on its consolidated financial statements.

At December 31, 2016, the Company was not involved in any material legal proceedings.

Purchase Commitments

At September 30, 2017 and December 31, 2016, the Company had no outstanding firm purchase commitments.

7.	Distribution Agreement

In December 2014, the Company entered into a distribution agreement with Itochu Corporation, or Itochu, a Japanese entity, pursuant to which the Company appointed Itochu as its exclusive distributor for the sale and delivery of the Company’s MRIdian products within Japan. The exclusive distribution agreement has an initial term of 10 years from December 2014 and contains features customary in such distribution agreements. Under this distribution agreement, the Company will supply its products and services to Itochu based upon the Company’s then-current pricing.  In consideration of the exclusive distribution rights granted, Itochu agreed to pay a distribution fee of $4.0 million in three installments: (i) the first installment of $1.0 million was due upon execution of the distribution agreement; (ii) the second installment of $1.0 million was due within 10 business days following submission of the application for regulatory approval of the Company’s product to the Japan regulatory authority; and (iii) the final installment of $2.0 million was due within 10 business days following receipt of approval for the Company’s product from the Japanese Ministry of Health, Labor and Welfare. The distribution fee paid by Itochu was refundable if the Company failed to obtain the approval from the Japan regulatory authority before December 31, 2017. The first and second installments of $2.0 million in aggregate were received in December 2014 and December 2015, respectively. In August 2016, the Company received the third and final $2.0 million installment upon the receipt of regulatory approval to market MRIdian in Japan. The entire $4.0 million distribution fee received was reclassified to deferred revenue as it was no longer refundable. In August 2016, the Company started recognizing distribution rights revenue on a straight-line basis over the remaining term of the exclusive distribution agreement of approximately 8.5 years. The distribution rights revenue was $118 thousand and $356 thousand for the three and nine months ended September 30, 2017, and $59 thousand for the three and nine months ended September 30, 2016.

8.	Equity Financing

Private Placements

In September 2016, the Company completed the final closing of a private placement offering, or the 2016 Private Placement, through which it sold (i) 4,602,506 shares of its common stock and (ii) warrants that provide the warrant holders the right to purchase 1,380,745 shares of common stock, or the 2016 Placement Warrants, and raised total gross proceeds of $13.8 million. The 2016 Placement Warrants have an exercise price of $2.95 per share, are exercisable at any time at the option of the holder and expire seven years from the date of issuance.

In January 2017, the Company completed the final closing of a private placement offering, or the 2017 Private Placement, through which it sold (i) 8,602,589 shares of its common stock and (ii) warrants that provide the warrant holders the right to purchase 1,720,512 shares of common stock, or the 2017 Placement Warrants, and raised total gross proceeds of $26.1 million. The 2017 Placement Warrants have an exercise price of $3.17 per share, became exercisable in July 2017 and expire in January 2024.

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

As of September 30, 2017, the Company sold an aggregate of 6,575,062 shares of its common stock at an average market price of $6.10 per share, resulting in aggregate gross proceeds of approximately $40.1 million.

In April 2017, the Company filed another shelf registration statement on Form S-3, which included a base prospectus covering the offering, issuance and sale of up to a maximum aggregate offering of $100.0 million of the Company’s common stock, preferred stock, debt securities, warrants, purchase contracts and/or units. As of September 30, 2017, no securities had been sold pursuant to this registration statement.

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

All of these warrants remain outstanding at September 30, 2017 and December 31, 2016, and were accounted for as equity awards.

Liability Classified Common Stock Warrants

In connection with the 2016 Private Placement, in August and September 2016, the Company issued warrants, the 2016 Placement Warrants, that provide the warrant holder the right to purchase 1,380,745 shares of common stock at an exercise price of $2.95 per share.  These 2016 Placement Warrants are exercisable at any time at the option of the holder until the seventh anniversary of their date of issuance. The 2016 Placement Warrants also contain protection whereby warrants will expire immediately prior to the consummation of a Change of Control and holders have the right to receive cash in the amount equal to the Black-Scholes value of warrants. A Change of Control is defined as (i) a merger or consolidation of the Company with another corporation, (ii) the sale, transfer or other disposal of substantially all of the assets or a majority of the Company’s outstanding shares of capital stock, (iii) a purchase or exchange offer accepted by the holders of a majority of the outstanding voting shares of the Company’s capital stock, or (iv) a “person” or “group,” as defined by Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended, is or will become the beneficial owner, directly or indirectly, of at least a majority of the voting power of the Company’s capital stock. The 2016 Placement Warrants were accounted for as a liability at the date of issuance and are adjusted to fair value at each balance sheet date, with the change in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations.

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

During the three and nine months ended September 30, 2017, the Company recorded a gain of $1.0 million and a loss of $3.0 million, respectively, related to the change in fair value of the 2016 Placement Warrants. During the three and nine months ended September 30, 2016, the Company recorded a loss of $1.6 million related to the change in fair value of the 2016 Placement Warrants.  The fair value of the 2016 Placement Warrants of $5.7 million and $2.7 million at September 30, 2017 and December 31, 2016, respectively, was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	September 30, 2017	December 31, 2016
2016 Placement Warrant:
Expected term (in years)	5.9	6.7
Expected volatility	63.0%	63.6%
Risk-free interest rate	2.0%	2.3%
Expected dividend yield	0.0%	0.0%

At September 30, 2017, the 2016 Placement Warrants had not been exercised and were still outstanding.

In connection with the 2017 Private Placement, in January 2017, the Company issued warrants, the 2017 Placement Warrants, that provide the warrant holder the right to purchase 1,720,512 shares of common stock at an exercise price of $3.17 per share. These 2017 Placement Warrants became exercisable in July 2017 and expire in January 2024. The 2017 Placement Warrants also contain protection whereby warrants will expire immediately prior to the consummation of a Change of Control and holders have the right to receive cash in the amount equal to the Black-Scholes value of the warrants. A Change of Control in the 2017 Placement Warrants is defined the same way as for the 2016 Placement Warrants described above. The 2017 Placement Warrants were accounted for as a liability at the date of issuance and are adjusted to fair value at each balance sheet date, with the change in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations.

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

During the three and nine months ended September 30, 2017, the Company recorded a gain of $1.3 million and a loss of $3.7 million, respectively, related to the change in fair value of the 2017 Placement Warrants. The fair value of the 2017 Placement Warrants of $7.1 million was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:

September 30, 2017
2017 Placement Warrant:
Expected term (in years)	6.3
Expected volatility	63.8%
Risk-free interest rate	2.1%
Expected dividend yield	0.0%

At September 30, 2017, the 2017 Placement Warrants had not been exercised and were still outstanding.

10.	Stock-Based Compensation

A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at December 31, 2016	2,168,391	6,127,291	$2.60	7.3	$7,800
Additional options authorized	1,743,247	-
Options granted	(2,352,187)	2,352,187	5.18
Options exercised	-	(294,801)	0.84
Options canceled	79,025	(79,025)	3.65
Balance at September 30, 2017	1,638,476	8,105,652	$3.40	7.5	$19,381
Vested and exercisable at September 30, 2017		4,543,819	$2.29	6.4	$15,878
Vested and expected to vest at September 30, 2017		7,810,868	$3.35	7.5	$19,077

The weighted-average grant date fair value of options granted to employees was $3.18 and $2.42 per share during the nine months ended September 30, 2017 and 2016, respectively. The grant date fair value of options vested was $2.9 million and $1.9 million during the nine months ended September 30, 2017 and 2016, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $1.8 million and $1.7 million during the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, total unrecognized compensation cost related to stock-based awards granted to employees, net of estimated forfeitures, was $9.4 million which is expected to be recognized over a weighted-average period of 2.9 years.

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

The fair value of employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2017	2016
Expected term (in years)	6.0	6.0
Expected volatility%	66.9%	59.9%
Risk-free interest rate%	2.1%	1.3%
Expected dividend yield%	0.0%	0.0%

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

For the nine months ended September 30, 2017, no additional RSUs were issued and no stock-based compensation expense related to RSUs was recorded in the accompanying condensed consolidated statements of operations.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$221	$111	$602	$467
Selling and marketing	70	40	193	78
General and administrative	693	803	1,971	1,654
Total stock-based compensation expense	$984	$954	$2,766	$2,199

During the three and nine months ended September 30, 2017 and 2016, there were no stock-based compensation expenses capitalized as a component of inventory or recognized in cost of revenue. Stock-based compensation relating to stock-based awards granted to consultants were insignificant during the three and nine months ended September 30, 2017 and 2016.

11.	Income Tax

Due to the current operating losses, the Company recorded zero income tax expense during the three and nine months ended September 30, 2017 and 2016, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any foreign operations. The federal and state effective tax rate is approximately 35%.

Due to the Company’s history of cumulative losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, the Company’s deferred tax assets, which includes net operating loss, or NOL, carryforwards and tax credits related primarily to research and development continue to be subject to a valuation allowance as of September 30, 2017. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had unrecognized tax benefits of $1.3 million and $940 thousand at September 30, 2017 and December 31, 2016, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. During the nine months ended September 30, 2017 and 2016, there were no accrued interest and penalties related to uncertain tax positions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	8,099,577	6,346,608	7,741,118	6,174,134
Common stock warrants	3,428,248	855,275	3,321,110	503,086
Restricted stock units	93,614	—	105,493	—
Total	11,621,439	7,201,883	11,167,721	6,677,220

13.	Related Party Transactions

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

14.	Subsequent Events

In October 2017, the Company entered into two Securities Purchase Agreements pursuant to which it issued and sold 8,382,643 shares of common stock for total gross proceeds of $50.0 million. The Company completed the closing of this private placement in October, or the October 2017 Private Placement.

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

Company Overview

We design, manufacture and market MRIdian, an MRI-guided radiation therapy system to simultaneously image and treat cancer patients. MRI is a broadly used imaging tool that has the ability to clearly differentiate between types of soft tissue, unlike X-ray or computed tomography, or CT, which are the most commonly used imaging technologies in radiation therapy today. MRIdian integrates MRI technology, radiation delivery and our proprietary software to locate, target and track the location and shape of soft-tissue tumors while radiation is delivered. These capabilities allow MRIdian to accurately deliver radiation to the tumor while reducing the amount delivered to healthy tissue, as compared to other radiation therapy treatments today. We believe this leads to improved patient outcomes and reduced side effects from off-target radiation delivery.

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

At September 30, 2017, we had installed eight MRIdian with cobalt systems and two MRIdian Linac systems at ten cancer centers located at Washington University in St. Louis; University of California, Los Angeles; University of Wisconsin—Madison; Sylvester Comprehensive Cancer Center at the University of Miami; Seoul National University in South Korea; VU University Medical Center in the Netherlands, Policlinico “A. Gemelli” Hospital in Italy; National Cancer Center in Japan; Henry Ford Hospital in Michigan; and Sheikh Khalifa Specialty Hospital in the United Arab Emirates. One other MRIdian with cobalt system has been delivered and is expected to be installed in early 2018 at Edogawa Hospital in Japan.

We currently market MRIdian through a direct sales force in the United States and distributors in the rest of the world. We market MRIdian to a broad range of worldwide customers, including university research and teaching hospitals, community hospitals, private practices, government institutions and freestanding cancer centers. Our sales and revenue cycle varies based on the customer and can be lengthy, sometimes lasting up to 18 to 24 months or more from initial customer contact to sales contract execution. Following execution of a sales contract, it generally takes nine to 12 months for a customer to customize an existing facility or construct a new vault. After the customer completes its vault customization, it typically takes approximately 90 days for us to install MRIdian and perform on-site testing of the system, including the completion of acceptance test procedures.

We generated product, service and distribution rights revenue of $12.2 million and $0.4 million, and had net losses of $11.2 million and $14.1 million during the three months ended September 30, 2017 and 2016, respectively. We generated product, service and distribution rights revenue of $14.1 million and $6.1 million, and had net losses of $47.5 million and $39.6 million during the nine months ended September 30, 2017 and 2016, respectively. Of the products revenue, $5.6 million was generated outside the United States for both the three and nine months periods ended September 30, 2017. No product revenue was generated during the three months ended September 30, 2016, and $5.2 million of product revenue was generated outside the United States during the nine months ended September 30, 2016.

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

New Orders and Backlog

New orders are defined as the sum of gross product orders, representing MRIdian contract price, recorded during the period. We define backlog as the accumulation of all orders for which revenue has not been recognized and which we consider valid. Backlog includes customer deposits or letters of credit, except when the product order is to a government entity or when the product order is from an existing customer with credit to cover the deposit. Deposits received are recorded as a liability on the balance sheet. Orders may be revised or canceled according to their terms or upon mutual agreement between the parties. Therefore, it is difficult to predict with certainty the amount of backlog that will ultimately result in revenue. The determination of backlog includes objective and subjective judgment about the likelihood of an order contract becoming revenue. We perform a quarterly review of backlog to verify that outstanding orders in backlog remain valid, and based upon this review, orders that are no longer expected to result in revenue are removed from backlog. Among other criteria, to consider a transaction to be in backlog we must possess an outstanding and effective written agreement for the delivery of a MRIdian signed by a customer and receipt of a minimum customer deposit or a letter of credit except when the product order is to a government entity or when the product order is from an existing customer with credit to cover the deposit. For removal of an order from our backlog, the following criteria are considered: any changes in customer or distributor plans or financial conditions; the customer’s or distributor’s continued intent and ability to fulfill the order contract; changes to regulatory requirements; the status of regulatory approval required in the customer’s jurisdiction, if any; and other reasons for potential cancellation of order contracts.

During the nine months ended September 30, 2017, we received new orders for MRIdian systems, totaling $79.5 million, and had one cancellation. At September 30, 2017, we had backlog with a total value of $194.8 million.

Components of Statements of Operations

Revenue

Product Revenue. Product revenue consists of sales of MRIdian systems, as well as optional components, such as additional planning workstations and body coils.

Following execution of a sales contract, it generally takes nine to 12 months for a customer to customize an existing facility or construct a new vault. Upon the commencement of installation at a customer’s facility, it typically takes approximately 90 days to complete the installation and on-site testing of the system, including the completion of acceptance test procedures. On-site training takes approximately one week and can be conducted concurrently with installation and acceptance testing. Sales contracts generally include customer deposits upon execution of the agreement, and in certain cases, additional amounts due at shipment or commencement of installation, and final payment due generally upon customer acceptance.

Revenue recognition for MRIdian systems that we install generally occurs when the customer acknowledges that the system operates in accordance with standard product specifications, the customer accepts the installed unit and title and risk of loss are transferred to the customer. For sales of MRIdian systems for which we are not responsible for installation, revenue is recognized when the entire system is delivered and title and risk of loss are transferred to the customer.

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

Distribution Rights Revenue.  In December 2014, we entered into a distribution agreement with Itochu Corporation pursuant to which we appointed Itochu as our exclusive distributor for the promotion, sale and delivery of MRIdian products within Japan. In consideration of the exclusive distribution rights granted, we received $4.0 million, which was recorded as deferred revenue and starting in August 2016 was recognized as distribution rights revenue on a straight-line basis over the remaining term of the distribution agreement, which expires in December 2024.

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, as well as medical device excise tax (in the years to which this is applicable) and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or market inventory, or LCM, adjustments if the carrying value of the inventory is greater than its net realizable value. For strategic reasons, we initially sold our MRIdian systems prior to December 31, 2015 at prices lower than our projected costs to manufacture and install. As we accumulated materials, installation and other costs for these systems, we regularly assessed the carrying value of the related inventory value and recorded charges, or LCM, adjustments to reduce inventory to the lower of cost and net realizable value. The remaining realizable value of inventory was charged to product cost of revenue as those initial sites were completed and accepted. This resulted in a LCM charge of $0.6 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue:
Product	$11,358	$—	$11,358	$5,240
Service	721	298	2,408	813
Distribution rights	118	59	356	59
Total revenue	12,197	357	14,122	6,112
Cost of revenue:
Product	9,728	803	10,322	6,869
Service	484	380	1,758	1,705
Total cost of revenue	10,212	1,183	12,080	8,574
Gross margin	1,985	(826)	2,042	(2,462)
Operating expenses:
Research and development	3,616	2,654	9,781	9,017
Selling and marketing	2,510	1,570	5,453	4,251
General and administrative	7,502	5,829	22,116	17,937
Total operating expenses:	13,628	10,053	37,350	31,205
Loss from operations	(11,643)	(10,879)	(35,308)	(33,667)
Interest income	1	1	3	2
Interest expense	(1,843)	(1,707)	(5,372)	(4,166)
Other income (expense), net	2,269	(1,561)	(6,853)	(1,798)
Loss before provision for income taxes	(11,216)	(14,146)	(47,530)	(39,629)
Provision for income taxes	—	—	—	—
Net loss	$(11,216)	$(14,146)	$(47,530)	$(39,629)

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Product	$11,358	$—	$11,358
Service	721	298	423
Distribution rights	118	59	59
Total revenue	$12,197	$357	$11,840

Total revenue during the three months ended September 30, 2017 increased $11.8 million compared to the three months ended September 30, 2016. The increase was primarily due to a $11.4 million increase in product revenue and a $0.4 million increase in service revenue during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Product Revenue. Product revenue increased $11.4 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase is due to the revenue recognized during the three months ended September 30, 2017 related to the installation of two MRIdian Linac systems at Henry Ford hospital in Michigan and Sheikh Khalifa Specialty Hospital in the United Arab Emirates.

Service Revenue. Service revenue increased $0.4 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to increased billings to existing customers, as well as the increased install base, which was ten MRIdian systems worldwide during the three months ended September 30, 2017 compared to six MRIdian systems worldwide during the three months ended September 30, 2016.

Distribution Rights Revenue. Distribution rights revenue increased by an immaterial amount during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was due to our receipt of Japanese regulatory approval in August 2016 after which we started recognizing the distribution rights revenue on a straight-line basis over the remaining term of the exclusive distribution agreement with Itochu.

Cost of Revenue

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Product	$9,728	$803	$8,925
Service	484	380	104
Total cost of revenue	$10,212	$1,183	$9,029

Product Cost of Revenue. Product cost of revenue increased $8.9 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily due to the delivery and installation of two MRIdian Linac systems during the three months ended September 30, 2017. Product cost of revenue during the three months ended September 30, 2016 included inventory LCM charges of $0.6 million and royalty fee of $0.1 million.

Service Cost of Revenue. Service cost of revenue increased by $0.1 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to higher service activities at installed sites for the three months ended September 30, 2017.

Operating Expenses

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Research and development	$3,616	$2,654	$962
Selling and marketing	2,510	1,570	940
General and administrative	7,502	5,829	1,673
Total operating expenses	$13,628	$10,053	$3,575

Research and Development. Research and development expenses during the three months ended September 30, 2017 increased by $1.0 million, compared to the three months ended September 30, 2016. The increase was primarily attributable to a $0.5 million increase in personnel expense related to a headcount increase from 28 to 40 employees, a $0.2 million increase in consulting fees, and a $0.2 million increase in engineering projects.

Selling and Marketing. Selling and marketing expenses during the three months ended September 30, 2017 increased $0.9 million, compared to the three months ended September 30, 2016. This increase was primarily attributable to a $0.4 million increase in personnel expense related to a headcount increase from 9 to 13 employees and a $0.3 million increase in trade show expense.

General and Administrative. General and administrative expenses during the three months ended September 30, 2017 increased $1.7 million, compared to the three months ended September 30, 2016. This increase was primarily attributable to a $0.7 million increase in personnel expense related to a headcount increase from 50 to 78 employees, a $0.6 million increase in consulting fees, and a $0.2 million increase in accounting and audit service expense.

Interest Expense

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Interest expense	$(1,843)	$(1,707)	$(136)

Interest expense increased $0.1 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to a higher facility fee as a result of the amendment to the CRG Term Loan executed in April 2017.

Other Income (Expense), Net

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Other income (expense), net	$2,269	$(1,561)	$3,830

Other income (expense), net during the three months ended September 30, 2017 consisted primarily of a $2.3 million change in fair value of warrant liability related to the 2017 and 2016 Placement Warrants. Other income (expense), net during the three months ended September 30, 2016 consisted primarily of a $1.6 million change in fair value of warrant liability related to the 2016 Placement Warrants.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenue

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Product	$11,358	$5,240	$6,118
Service	2,408	813	1,595
Distribution rights	356	59	297
Total revenue	$14,122	$6,112	$8,010

Total revenue during the nine months ended September 30, 2017 increased $8.0 million compared to the nine months ended September 30, 2016. The increase was primarily due to a $6.1 million increase in product revenue, a $1.6 million increase in service revenue, and a $0.3 million increase in distribution rights revenue during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Product Revenue. Product revenue during the nine months ended September 30, 2017 increased $6.1 million compared to the nine months ended September 30, 2016. The increase was due to $11.4 million product revenue recognized during the nine months ended September 30, 2017 related to the installation of two MRIdian Linac systems, as compared to $5.2 million of product revenue recognized during the nine months ended September 30, 2016 related to the installation of one MRidian with cobalt system.

Service Revenue. Service revenue increased $1.6 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to increased billings to existing customers, as well as the increased install base, which was ten MRIdian systems worldwide during the nine months ended September 30, 2017 compared to six MRIdian with cobalt systems worldwide during the nine months ended September 30, 2016.

Distribution Rights Revenue. Distribution rights revenue increased $0.3 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was due to our receipt of Japanese regulatory approval in August 2016 after which we started recognizing the distribution rights revenue on a straight-line basis over the remaining term of the exclusive distribution agreement with Itochu.

Cost of Revenue

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Product	$10,322	$6,869	$3,453
Service	1,758	1,705	53
Total cost of revenue	$12,080	$8,574	$3,506

Product Cost of Revenue. Product cost of revenue increased $3.5 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily due to the delivery and installation of two MRIdian Linac systems during the nine months ended September 30, 2017, compared to the delivery and installation of one MRIdian with cobalt system during the nine months ended September 30, 2016.

Service Cost of Revenue. Service cost of revenue was flat during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Operating Expenses

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Research and development	$9,781	$9,017	$764
Selling and marketing	5,453	4,251	1,202
General and administrative	22,116	17,937	4,179
Total operating expenses	$37,350	$31,205	$6,145

Research and Development. Research and development expenses during the nine months ended September 30, 2017 increased $0.8 million compared to the nine months ended September 30, 2016. This increase was primarily attributable to a $0.6 million increase in consulting fees, as well as a $0.2 million increase in engineering projects during the nine months ended September 30, 2017.

Selling and Marketing. Selling and marketing expenses during the nine months ended September 30, 2017 increased $1.2 million compared to the nine months ended September 30, 2016. This increase was primarily attributable to a $0.7 million increase in trade show expense, as well as a $0.4 million increase in personnel expense related to higher average headcount during the nine months ended September 30, 2017.

General and Administrative. General and administrative expenses during the nine months ended September 30, 2017 increased $4.2 million compared to the nine months ended September 30, 2016. This increase was primarily attributable to a $2.1 million increase in personnel expense related to a higher average headcount during the nine months ended September 30, 2017, as well as a $1.7 million increase in consulting fees.

Interest Expense

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Interest expense	$(5,372)	$(4,166)	$(1,206)

Interest expense increased $1.2 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the higher loan balance as a result of the additional $15.0 million draw down in May 2016.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Other income (expense), net	$(6,853)	$(1,798)	$(5,055)

Other income (expense), net during the nine months ended September 30, 2017 consisted primarily of a $6.7 million change in fair value of warrant liability related to the 2017 and 2016 Placement Warrants. Other income (expense), net during the nine months ended September 30, 2016 consisted primarily of a $1.6 million change in fair value of warrant liability related to the 2016 Placement Warrants.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the nine months ended September 30, 2017 and 2016, we had net losses of $47.5 million and $39.6 million, respectively. At September 30, 2017, and December 31, 2016, we had an accumulated deficit of $295.2 million and $247.7 million, respectively.

At September 30, 2017 and December 31, 2016, we had cash and cash equivalents of $34.4 million and $14.2 million, respectively. To date, we have financed our operations principally through placements of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and/or public or private debt.  In May 2016, we drew down the additional $15.0 million in funds from the CRG term loan. In August and September 2016, we issued common stock and warrants to purchase common stock via the 2016 Private Placement for gross proceeds of $13.8 million. In January 2017, we issued additional common stock and warrants to purchase common stock via the 2017 Private Placement for gross proceeds of $26.1 million. During the nine months ended September 30, 2017, we also raised aggregate gross proceeds of $40.1 million through our at-the-market offering program in which we sold 6.6 million shares of our common stock at an average market price of $6.10 per share. We expect that our existing cash and cash equivalents together with the approximately $50 million cash raised in the October 2017 Private Placement, is sufficient to fund its operations for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash used in operating activities	$(43,694)	$(28,070)
Cash used in investing activities	$(1,117)	$(6,884)
Cash provided by financing activities	$65,026	$28,894

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

During the nine months ended September 30, 2017, cash used in operating activities was $43.7 million as a result of our net loss of $47.5 million and a $10.4 million net change in our operating assets and liabilities, partially offset by aggregate non-cash charges of $14.2 million. The net change in our operating assets and liabilities was primarily a result of an increase in inventory and deposits on purchased inventory, an increase in deferred cost of revenue, and an increase in prepaid expenses and other assets, partially offset by an increase in customer deposits and deferred revenue, an increase in accounts payable, a decrease in accounts receivable, and an increase in accrued expenses and other long-term liabilities. Inventory and deposits on purchased inventory increased $11.1 million and $3.6 million, respectively, in anticipation of upcoming shipments and installations of MRIdian systems. Deferred cost of revenue increased $6.5 million due to the shipment of additional components for MRIdian systems currently being installed. Prepaid expenses and other assets increased $2.1 million, primarily attributable to deferred sales commission on new sales contracts and prepaid consulting fee. The net change in our operating assets and liabilities were partially offset by a $5.2 million increase in customer deposits and deferred revenue mainly due to deposits received from new sales contracts in the first nine months of 2017. The $2.1 million increase in accounts payable and the $3.2 million decrease in accounts receivable resulted from the timing of payment and collection. The $2.5 million increase in accrued expenses and other long-term liabilities was due primarily to the timing of invoice receipts for services and inventory purchased. Non-cash charges included a $6.7 million change in the fair value of warrant liability related to the 2017 and 2016 Placement Warrants, $2.5 million of amortization of debt discount and interest accrual related to the CRG Term Loan, $2.8 million of stock-based compensation, $1.6 million of depreciation and amortization expense as well as $0.6 million due to LCM adjustments related to the reduction of carrying value of inventory to its net realizable value.

During the nine months ended September 30, 2016, operating activities used $28.1 million in cash as a result of our net loss of $39.6 million, offset by a $3.6 million net change in our operating assets and liabilities and aggregate non-cash charges of $7.9 million. The net change in our operating assets and liabilities was primarily a result of an increase in customer deposits and deferred revenue, an increase in accrued expenses and other long-term liabilities and receipt of cash from accounts receivable, offset by the purchase of inventories, payment of accounts payable, an increase in deferred cost of revenue, deposits on inventory as well as the increase in prepaid expenses and other assets. Customer deposits and deferred revenue increased $11.2 million during the nine months ended September 30, 2016 due to nine new sales contracts and the receipt of payment from Itochu. The increase in accrued expenses and other long-term liabilities of $1.1 million was due primarily to the timing of invoice receipts for services and inventory purchased. Accounts receivable decreased $0.5 million due to the receipt of cash payment from a customer. These increases in our operating assets and liabilities were partially offset by an increase of $3.4 million on inventory purchases and deposits due to upcoming shipments and installations of MRIdian systems, $2.6 million of payments on accounts payable due to the timing of payments, $1.4 million increase in deferred cost of revenue due to the shipment of additional components for MRIdian systems installed in 2016 and $0.8 million increase in prepayments made for deferred sales commission on new sales contracts. Non-cash charges included $2.2 million due to stock-based compensation, $1.8 million due to amortization of debt discount and interest accrual related to the CRG Term loan, $1.6 million due to change in fair value of warrant liability related to the 2016 Placement Warrants, $1.3 million due to depreciation and amortization expense as well as $0.9 million due to LCM adjustments related to the reduction of carrying value of inventory to its net realizable value.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2017 of $1.1 million resulted from capital expenditures to purchase property and equipment.

Cash used in investing activities during the nine months ended September 30, 2016 of $6.9 million resulted from $6.7 million of capital expenditures to purchase property and equipment.

Financing Activities

During the nine months ended September 30, 2017, financing activities provided $65.0 million in cash from $26.1 million gross proceeds from the 2017 Private Placement, $40.1 million gross proceeds from our at-the-market offering program and $0.2 million from the exercise of stock options, partially offset by offering costs of $1.1 million for our at-the-market offering program and offering costs of $0.3 million for our 2017 and 2016 Private Placements.

During the nine months ended September 30, 2016, financing activities provided $28.9 million in cash primarily from the net proceeds of $15.0 million related to the additional CRG draw down, net proceeds of $13.5 million related to the 2016 Private Placement and $0.4 million from the exercise of stock options.

CRG Term Loan

In June 2015, we entered the CRG Term Loan for up to $50.0 million, of which $30.0 million was made available to us upon closing with the remaining $20.0 million to be available on or before June 26, 2016 upon meeting certain milestones. We drew down the first $30.0 million on the closing date in June 2015.  In March 2016, the CRG Term Loan was amended with regard to the conditions for borrowing the remaining $20.0 million available under the CRG Term Loan. We achieved one milestone at March 31, 2016 and borrowed an additional $15.0 million in May 2016. In April 2017, we executed an amendment to the CRG Term Loan, which included an extension to the availability of the existing $5.0 million tranche at ViewRay’s option through June 30, 2017, added a $15.0 million tranche of borrowing capacity available at ViewRay’s option through September 30, 2017, extended the interest-only and payment in-kind period, decreased the combined 2016 and 2017 revenue covenant and included a 1.75% increase to the facility fee. We did not draw down any amount under the $5.0 million tranche and it has since expired. In October 2017, we executed another amendment to the CRG Term Loan, extending the availability of the existing $15.0 million borrowing capacity through December 31, 2017. The CRG Term Loan is subject to financial covenants and is collateralized by essentially all our assets and limits our ability with respect to additional indebtedness, investments or dividends, among other things, subject to customary exceptions.

At September 30, 2017, we had $45.0 million in outstanding debt to CRG, which is repayable through June 26, 2020. The CRG Term Loan bears cash interest at a rate of 12.5% per annum and has an interest-payment-only period through March 31, 2020. We were in compliance with all financial covenants under the CRG Term Loan at September 30, 2017. Additional details regarding the CRG Term Loan are included in the section entitled “Notes to Condensed Consolidated Financial Statements – Note 5 – Debt” in the condensed consolidated financial statements.

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

As of September 30, 2017, we had sold an aggregate of approximately 6.6 million shares of our common stock at an average market price of $6.10 per share under the at-the-market offering program, resulting in aggregate gross proceeds of approximately $40.1 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2017 or December 31, 2016.

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

There have been no significant changes to our accounting policies during the nine months ended September 30, 2017, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 17, 2017. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved and on our business generally.  In addition, regardless of their merits or their ultimate outcomes, lawsuits and legal proceedings are costly, divert management attention and may materially adversely affect our reputation, even if resolved in our favor.

The information under the caption “Contingencies” in Note 6 of the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and other filings we have made and make in the future with the Securities and Exchange Commission, or SEC. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing the Company.

Risks Related to Our Business and Strategy

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. These factors may raise substantial doubt about our ability to continue as a going concern.

We have historically incurred substantial net losses, including net losses of $47.5 million and $39.6 million during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $295.2 million. We expect our net losses to continue as a result of ongoing investments in product development and expansion of our commercial operations, including increased manufacturing, and sales and marketing. These net losses have had, and will continue to have, a negative impact on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would harm our business, financial condition, results of operations and cash flows.

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

Our MRI-guided radiation therapy system, MRIdian, may never gain significant acceptance in the marketplace and, therefore, may never generate substantial revenue or allow us to achieve or maintain profitability. Widespread adoption of MRI-guided radiation therapy depends on many factors, including acceptance by clinicians that MRI-guided radiation therapy is clinically-effective and cost-effective in treating a wide range of cancers, demand by patients for such treatment, successful education of clinicians on the various aspects of this therapeutic approach and coverage and adequate reimbursement for procedures performed using MRI-guided radiation therapy. If we are not successful in conveying to clinicians and hospitals that MRI-guided radiation therapy provides equivalent or superior radiation therapy compared to existing technologies, we may experience reluctance or refusal on the part of clinicians and hospitals to order, and third-party payors to pay for performing a treatment in which MRIdian is utilized. Our ability to achieve commercial market acceptance for MRIdian or any other future products also depends on the strength of our sales, marketing and distribution organizations. In addition, our expectations regarding clinical benefits and cost savings from using MRIdian may not be accurate. These hurdles may make it difficult to demonstrate to physicians, hospitals and other healthcare providers that MRIdian is an appropriate option for radiation therapy, may be superior to available radiation therapy systems and may be more cost-effective than alternative technologies.

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

We rely entirely on the commercialization of MRIdian Linac and MRIdian with cobalt to generate revenue. During the nine months ended September 30, 2017, we recognized revenue of $14.1 million from product revenue recognized from installation of two MRIdian Linac systems, service revenue at certain customer sites and distribution rights revenue from Itochu. In order to successfully commercialize MRIdian Linac and MRIdian with cobalt, we will need to continue to expand our marketing efforts to develop new relationships and expand existing relationships with customers, to receive clearance or approval for MRIdian systems in additional countries, to achieve and maintain compliance with all applicable regulatory requirements and to develop and commercialize new features for MRIdian systems. We cannot assure you that we will be able to achieve or maintain profitability. If we fail to successfully commercialize MRIdian systems, we may never receive a return on the substantial investments in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance that we have made, as well as further investments we intend to make, which may cause us to fail to generate revenue and gain economies of scale from such investments.

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

We are an early, commercial-stage company and have a limited operating history. We commenced operations as a Florida corporation in 2004 and subsequently reincorporated in Delaware in 2007. However, we did not begin commercial operations until 2013. Our limited history commercializing MRIdian may make it difficult to evaluate our current business and predict our future performance. Any assessment as to if or when we may become profitable or predictions about our future success or viability are subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, our business could be harmed.

If MRIdian does not perform as expected, or if we are unable to satisfy customers’ demands for additional product features, our reputation, business and results of operations will suffer.

Our success depends on the market’s confidence that MRIdian can provide reliable, high-quality MRI-guided radiation therapy. At September 30, 2017, there were only eight MRIdian with cobalt systems and two MRIdian Linac installed, and one other MRIdian with cobalt systems has been delivered and is expected to be installed and start treating patients in early 2018, and therefore we have limited statistics regarding the efficacy or reliability of MRIdian. We believe that our customers are likely to be particularly sensitive to product defects and errors, including functional downtime that limits the number of patients that can be treated using the system or a failure that is costly to repair. For example, in January 2014, we initiated a correction of the system at Washington University in St. Louis due to a defect we identified in an advanced software feature in the treatment planning system of MRIdian. We promptly updated our software to resolve this defect and notified the U.S. Food and Drug Administration, or FDA, of this correction. We cannot assure that similar product defects or other errors will not occur in the future. This could also include the mistreatment of a patient with MRIdian caused by human error on the part of MRIdian’s operators or prescribing physicians or as a result of a machine malfunction. We may be subject to regulatory enforcement action or legal claims arising from any defects or errors that may occur. Any failure of MRIdian to perform as expected could harm our reputation, business and results of operations.

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

MRIdian with cobalt and MRIdian Linac have received premarket clearance by the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FDCA. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. This process is typically shorter and generally requires the submission of less supporting documentation than the FDA’s premarket approval process and does not always require long-term clinical studies. Additionally, to date, we have not been required to complete long-term clinical studies in connection with the sale of MRIdian with cobalt or MRIdian Linac outside the United States. As a result, we currently lack the breadth of published long-term clinical data supporting the efficacy of MRIdian with cobalt or MRIdian Linac and the benefits each offers that might have been generated in connection with other marketing authorization processes. In addition, because MRIdian with cobalt has only been on the market since 2013, and only two MRIdian Linac systems have been installed at customer sites, we have limited complication or patient survival rate data with respect to treatment using the systems. If future patient studies or clinical testing do not support our belief that MRIdian with cobalt or MRIdian Linac offers a more advantageous treatment for a wide variety of cancer types, market acceptance of these systems could fail to increase or could decrease and our business could be harmed.

If we choose to, or are required to, conduct additional studies, the results of such studies or experience could reduce the rate of coverage and reimbursement by both public and private third-party payors for procedures that are performed with MRIdian with cobalt or MRIdian Linac, slow the market adoption of our product by physicians, significantly reduce our ability to achieve expected revenues and prevent us from becoming profitable. In addition, if future studies and experience indicate that MRIdian with cobalt or MRIdian Linac causes unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls or suspension or withdrawal of FDA clearance, and our reputation with physicians, patients and healthcare providers may suffer.

There have been instances of patients’ severe injury or death due to a variety of factors, including operator error, misuse, radiation therapy product or customer system malfunctions, and others. If our redundant safety systems do not operate as we expect, or any of these or other causes arose in the use of our products, MRIdian with cobalt or MRIdian Linac could severely injure or kill a patient. This could result in lawsuits, fines or damage to our reputation.

We may be delayed or prevented from implementing our long-term sales strategy if we fail to educate clinicians and patients about the benefits of MRIdian.

In order to increase revenue, we must increase awareness of the range of benefits that we believe MRIdian offers to both existing and potential customers, primarily cancer clinicians. An important part of our sales strategy involves educating and training clinicians to utilize the entire functionality of MRIdian. In addition, we must further educate clinicians about the ability of MRIdian to effectively and efficiently treat a wide range of cancer types. If clinicians are not properly educated about the use of MRIdian for radiation therapy, they may be unwilling or unable to take advantage of the full range of functionality that we believe MRIdian offers, which could have a negative impact on MRIdian sales. Clinicians may decide that certain tumors can be adequately treated using traditional radiation therapy systems, notwithstanding the benefits of MRIdian. We must also succeed in educating customers about the potential for reimbursement for procedures performed using MRIdian. In addition, we need to increase awareness of MRIdian among potential patients, who are increasingly educated about cancer treatment options and therefore impact adoption of new technologies by clinicians. If our efforts to expand sales of MRIdian in the long-term are not successful, our business and results of operations will be harmed.

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

We have limited experience in marketing and selling MRIdian. We have only been selling MRIdian since 2013 and have only: eight MRIdian with cobalt systems and two MRIdian Linac systems installed at September 30, 2017; and one additional MRIdian with cobalt system that has been delivered and expected to start treating patients in early 2018.  We have only treated patients on either system since early 2014. MRIdian is a new technology in the radiation therapy systems sector and our future sales will largely depend on our ability to increase our marketing efforts and adequately address our customers’ needs. We believe it is necessary to maintain a sales force that includes sales representatives with specific technical backgrounds that can address those needs as part of the sales cycle. We will also need to attract and develop sales and marketing personnel with industry expertise. Competition for such employees is intense and we may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of MRIdian and we may never generate sufficient revenue to achieve or sustain profitability.

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

Each MRIdian is a major capital equipment item and is subject to a lengthy sales cycle. The time from initial customer contact to execution of a contract can take 18 to 24 months or more. Following execution of a contract, it generally takes nine to 12 months for a customer to customize an existing facility or construct a new vault, which is inclusive of the time from when a customer places the order to when the system is delivered. During this time, facilities support and transitioning, as well as permitting, are typically required, which can take several months. The time required to customize an existing facility prior to installation, including modifications of a standard vault to accommodate an MRI, is currently three months. If a customer does not have an existing vault available, it may take longer to construct a new vault. In some cases, customers may request installation for a date later in the future to meet their own clinical or business requirements. Upon the commencement of installation at a customer’s facility, it typically takes approximately 90 days to complete the installation and on-site testing of the system, including the completion of acceptance test procedures. If a small number of customers defer installation of a MRIdian for even a short period, recognition of a significant amount of revenue may be deferred to a subsequent period. Because our operating costs are relatively fixed, our inability to recognize revenue in a particular period may impact our profitability in that period. As a result, the inability to recognize revenue in a particular period may make it difficult to compare our operating results with prior periods. The price of a MRIdian requires a portion of our target customers to obtain outside financing before committing to purchase a MRIdian. Such financing may be difficult for our customers to obtain in any given period, if at all. The requirement of site-specific modifications or construction may also delay adoption or overall demand. In addition, while we believe that our backlog of orders provides a better measure at any particular point in time of the long-term performance prospects of our business than our operating results for a particular period, investors may attribute significant weight to our operating results for a particular period, which may be volatile and as a result, cause fluctuations in our stock price.

A large portion of our revenue in any given reporting period will be derived from a small number of contracts.

Given that a significant portion of the purchase price for MRIdian will generally be recognized as revenue in a single reporting period, we expect a small number of contracts in any given reporting period to account for a substantial portion of our revenue in any such period, and we expect this trend to continue. Any decrease in revenue from these contracts could harm our operating results. Accordingly, our revenue and results of operations may vary from period to period. We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. If one or more of our customers at any given time were either to terminate their contracts with us, cease doing business with us or fail to pay us on a timely basis, our business, financial condition and results of operations could be harmed.

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

We define backlog as the accumulation of all orders for which revenue has not been recognized and we consider valid. The determination of backlog includes, among other factors, our subjective judgment about the likelihood of an order becoming revenue and the regulatory approval required in the customer’s jurisdiction, if any. Our judgments in this area have been, and in the future, may be, incorrect and we cannot assure you that, for any order included in backlog, we will recognize revenue with respect to such order. In addition, orders can be delayed for a number of reasons, many of which are beyond our control, including supplier delays which may cause delays in our manufacturing process, customer delays in commencing or completing construction of its facility, delays in obtaining zoning or other approvals and delays in obtaining financing. We may not be aware of these delays affecting our suppliers and customers and as a result may not consider them when evaluating the contemporaneous effect on backlog. Moreover, orders generally do not have firm dates by when a customer must take delivery or accept our systems, and certain customers may not provide a deposit or letter of credit with the contract, either of which could allow a customer greater flexibility to delay the order without canceling the contract. We believe the introduction of MRIdian Linac will increase the number of orders we receive and accelerate the conversion of orders in backlog; however, customers with orders in backlog currently may delay their installations until MRIdian Linac becomes available or is proven to perform well after installation. Further, our backlog could be reduced due to cancellation of orders by customers. Should a cancellation occur, our backlog and anticipated revenue would be reduced unless we were able to replace such order. Reductions in our backlog could negatively impact our future results of operations or the price of our common stock.

We evaluate our backlog at least quarterly to determine if the orders continue to meet our criteria for inclusion in backlog. Our criteria include: an outstanding and effective written agreement for the delivery of a MRIdian signed by a customer; receipt of a minimum customer deposit or a letter of credit (except when the product order is to a government entity or when the product order is from an existing customer with credit to cover the deposit); any changes in customer or distributor plans or financial conditions; the customer’s or distributor’s continued intent and ability to fulfill the order contract; changes to regulatory requirements; the status of regulatory approval required in the customer’s jurisdiction, if any; or other factors that may arise for cancellation of order contracts. We may adjust our reported backlog as a result of these factors and due to changes in our judgment about the likelihood of completing an order contract, the timing of shipment of a system for particular projects or the status of our regulatory approval in a particular jurisdiction, where applicable. Projects we once categorized as included within our backlog may be removed if we determine, based on the aforementioned criteria, that a particular order or orders no longer constitute valid backlog. In addition, one or more of our contracts have in the past and may in the future contribute to a material portion of our backlog in any one year. Because revenue will not be recognized until we have fulfilled our obligations to a customer, there may be a significant amount of time from signing a contract with a customer or shipping a system and revenue recognition. We cannot assure you that our backlog will result in revenue on a timely basis or at all, or that any canceled contracts will be replaced.

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

We are not, and never have been, profitable. The MRIdian purchase contracts we have entered into to date have been at a range of selling prices. Generally, earlier contracts have been at lower prices and more recent contracts have been at higher prices. Our earlier contracts resulted in negative gross margins. Our ability to enter into contracts at higher selling prices depends on a number of factors including:

•	our ability to achieve commercial market acceptance for our system;
•	the pricing of competitors’ systems;
•	availability of coverage and adequate reimbursement by commercial and government payors; and
•	our ability to manufacture and install our systems in a timely and cost-effective manner.

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

Our current competitors or other potential competitors may develop new products at any time. In addition, competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. If we are unable to develop products that compete effectively against the products of existing or future competitors, our future revenue could be negatively impacted. Some of our competitors may compete by changing their pricing model or by lowering the price of their therapy systems. If these competitors’ pricing techniques are effective, it could result in downward pressure on the price of all therapy systems. If we are unable to maintain or increase our selling prices in the face of competition, we may not improve our gross margins.

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

The Medicare program is increasingly used as a model for how private payors and other governmental payors develop their coverage and reimbursement policies for medical services and procedures. Medicare coverage of advanced and conventional radiation therapies using MRIdian currently varies depending upon the geographic location in which the services are provided. The Centers for Medicare & Medicaid Services, or CMS has not adopted national coverage determination for such therapies that would determine coverage nationally. In the absence of such a national coverage determination, Medicare Administrative Contractors, or MACs, with jurisdiction over specific geographic regions have the discretion to determine whether and when the use of MRI-guided radiation therapy will be considered medically necessary and covered in their respective regions. A number of MACs have adopted or proposed local coverage determinations covering MRI-guided radiation therapy. However, these local coverage determinations do not ensure that coverage will be available for MRI-guided radiation therapy for all types of cancer as the coverage policies may limit coverage to only certain types of cancer.

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

Historically, under the Medicare Physician Fee Schedule, or MPFS, when the application of the formula resulted in lower payment, Congress passed interim legislation to prevent the reductions. In April 2015, however, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, was signed into law, which repealed and replaced the statutory formula for Medicare payment adjustments to physicians. MACRA provided a permanent end to the annual interim legislative updates that had previously been necessary to delay or prevent significant reductions to payments under the Medicare Physician Fee Schedule. MACRA provided for a 0.5% update from July 1, 2015 through December 31, 2015, and for each calendar year through 2019, after which there will be a 0% annual update each year through 2025. In addition, MACRA required the establishment of the Merit-Based Incentive Payment System, beginning in 2019, under which physicians may receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities and meaningful use of electronic health records. MACRA also required CMS, beginning in 2019, to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations, that emphasize quality and value over the traditional volume-based fee-for-service model. It is unclear what impact, if any, MACRA will have on our business and operating results, but any resulting decrease in payment may result in reduced demand for our services.

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

Based on our current business plan, we expect that our existing cash and cash equivalents will enable us to conduct our planned operations for at least the next 12 months. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements because of lower demand for MRIdian as a result of lower than currently expected rates of reimbursement from commercial third-party payors and government payors or due to other risks described, we may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and/or public or private debt.

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

As a public company, we have incurred, and will continue to incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC, and the NASDAQ Stock Market. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel have devoted, and will continue to devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and as a result of the new corporate governance and executive compensation related rules, regulations and guidelines prompted by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will continue to cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Section 1502 of the Dodd-Frank Act required the SEC to promulgate rules requiring disclosure by a public company of any “conflict minerals” (tin, tungsten, tantalum and gold) necessary to the functionality or production of a product manufactured or contracted to be manufactured by the public company. The SEC adopted final rules in 2012 that took effect at the end of January 2013. Because we manufacture or contract to manufacture a product that contains tin, tungsten, tantalum or gold, we will be required under these rules to determine whether those minerals are necessary to the functionality or production of MRIdian and, if so, conduct a country of origin inquiry with respect to all such minerals. If any such minerals may have originated in the Democratic Republic of the Congo, or DRC, or any of its adjoining countries, or covered countries, then we must conduct diligence on the source and chain of custody of those conflict minerals to determine if they originated in one of the covered countries and, if so, whether they financed or benefited armed groups in the covered countries. Disclosures relating to the products that may contain conflict minerals, the country of origin of those minerals and whether they are “DRC conflict free” must be provided in a Form SD (and accompanying conflict minerals report, if required, to disclose the diligence undertaken by us in sourcing the minerals and our conclusions relating to such diligence). If we are required to submit a conflict minerals report, after 2015 that report must be audited by an independent auditor pursuant to existing government auditing standards. Compliance with this disclosure rule may be very time-consuming for management and our supply chain personnel (as well as time-consuming for our suppliers) and could involve the expenditure of significant amounts of money by us and them. Disclosures, mandated by this new rule, which can be perceived by the market to be “negative,” may cause customers to refuse to purchase MRIdian. We cannot assure you that the cost of compliance with the rule will not harm our business, financial condition or results of operations.

Our loan and security agreement with Capital Royalty Partners II L.P., Capital Royalty Partners II - Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P., or together with their successors by assignment, CRG, contains operating and financial covenants that may restrict our business and financing activities.

At September 30, 2017, we had $45.0 million in outstanding debt to CRG.  Borrowings under our loan and security agreement with CRG are secured by substantially all of our personal property, including our intellectual property. Our loan and security agreement restricts our ability to, among other things:

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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

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

We maintain product liability insurance, but the amounts of insurance coverage may not fully protect us from the financial impact of defending against product liability claims (and we have significant deductibles). Any product liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could lead to regulatory investigations, product recalls or withdrawals, damage our reputation or cause current vendors, suppliers and customers to terminate existing agreements and potential customers and partners to seek other suppliers of radiation therapy systems, any of which could negatively impact our results of operations.

Sanctions against Russia, and Russia’s response to those sanctions, could harm our business, financial condition and results of operations.

Due to Russia’s military intervention in Ukraine and annexation of Crimea, the United States and the European Union, or EU, have imposed sanctions on certain individuals and one financial institution in Russia and have proposed the use of broader economic sanctions. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. We have engaged a third-party distributor and are currently in discussions with potential customers in Russia. If the United States or the EU were to impose sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our sales and marketing efforts in Russia could be harmed.

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

In addition to our marketing and sales of MRIdian in the United States, we also market MRIdian in North America, Europe and the Pacific Rim, with contracts signed with customers and distributors in Taiwan, Turkey, Korea, China, the United Arab Emirates, Hong Kong, Japan, Italy and Russia. Our international business operations are subject to a variety of risks, including:

•	difficulties in staffing and managing foreign and geographically dispersed operations;
•	effective compliance with various U.S. and international laws, including export control laws and the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, and anti-money laundering laws;
•	differing regulatory requirements for obtaining clearances or approvals to market MRIdian and future product enhancements for MRIdian including but not limited to, MRIdian Linac;

•	changes in uncertainties relating to foreign rules and regulations that may impact our ability to sell MRIdian, perform services or repatriate profits to the United States;
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

As a global company headquartered in the United States, our MRIdian system is subject to U.S. laws and regulations that may limit, restrict or require a license to export (and re-export from other countries) our MRIdian system and related product and technical information due to MRIdian’s use of hazardous materials, including MRIdian with cobalt’s use of Cobalt-60, lead and depleted uranium. We are also subject to the export and import laws of those foreign jurisdictions to which we sell or from which we re-export our MRIdian system. Compliance with these laws and regulations could significantly limit our operations and our sales in the future and failure to comply, even indirectly, could result in a range of penalties, including restrictions on exports of our MRIdian system for a specified time period, or forever, and severe monetary penalties. In certain circumstances, these restrictions may affect our ability to interact with any of our future foreign subsidiaries and otherwise limit our trade with third parties, including suppliers and customers, operating inside and outside the United States. In addition, if we introduce new products, we may need to obtain licenses or approvals from the United States and other governments to ship them into foreign countries. Failure to receive the appropriate approvals may mean that our commercial efforts and expenses related to such efforts may not result in any revenue, which could harm our business.

We depend on our information technology systems, and any failure of these systems could harm our business.

We depend on information technology and telecommunications systems for significant elements of our operations. We have developed proprietary software for the management and operation of MRIdian by our customers. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, contract management, regulatory compliance and other infrastructure operations. In addition to the aforementioned business systems, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including sales and marketing, manufacturing operations, customer service support, billing and reimbursement, research and development activities and general administrative activities.

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

Moreover, we may become party to future adversarial proceedings regarding our patent portfolio or the patents of third parties. Such proceedings could include contested post-grant proceedings such as oppositions, inter parties review, reexamination, interference or derivation proceedings before the U.S. Patent and Trademark Office or foreign patent offices. The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can.

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

Specifically, we hold a license to four issued U.S. patents, 18 issued foreign patents (eight of which were issued in Great Britain, Germany, France and the Netherlands as a result of two patent applications filed and allowed through the European Patent Office), one pending U.S. patent application and six pending foreign patent applications as of October 13, 2017. We own an additional 20 issued U.S. patents, 31 issued foreign patents (10 of which were issued in Great Britain, Germany, France, Italy and the Netherlands as a result of two patent applications filed and allowed through the European Patent Office), 24 pending U.S. patent applications and 79 pending foreign patent applications as of October 13, 2017. Assuming all required fees are paid, individual patents or patent applications owned or licensed by us will expire between 2021 and 2037. We also have a joint ownership interest with Case Western Reserve University in one issued patent and one U.S. patent application. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect MRIdian, any additional features we develop for MRIdian or any new products. Other parties may have developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. The patent positions of medical device companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. U.S. patents and patent applications may also be subject to supplemental examination or contested post-

grant proceedings such as inter parties review, reexamination, interference or derivation proceedings before the U.S. Patent and Trademark Office and challenges in district court. Patents may be subjected to opposition, post-grant review or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent right sought by us, which in turn could affect our ability to commercialize MRIdian.

Furthermore, though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, suppliers, vendors, former employees and current employees. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries. If any of these developments were to occur, they each could have a negative impact on our results of operations and business.

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

However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the enforcement and defense of our issued patents. For example, the Leahy-Smith Act provides that an administrative tribunal known as the Patent Trial and Appeal Board, or PTAB, provides a venue for companies to challenge the validity of competitor patents at a cost that is much lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long-term impact the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could therefore increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them. Moreover, if such challenges occur with regard to our UFRF-licensed patents, as indicated above, we have only limited rights to control the defense.

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

Third parties may, in the future, make claims challenging the inventorship or ownership of our intellectual property. We have written agreements with collaborators that provide for the ownership of intellectual property arising from our collaborations. These agreements provide that we must negotiate certain commercial rights with collaborators with respect to joint inventions or inventions made by our collaborators that arise from the results of the collaboration. In some instances, there may not be adequate written provisions to address clearly the resolution of intellectual property rights that may arise from a collaboration. If we cannot successfully negotiate sufficient ownership and commercial rights to the inventions that result from our use of a third-party collaborator’s materials where required, or if disputes otherwise arise with respect to the intellectual property developed with the use of a collaborator’s technology, we may be limited in our ability to capitalize on the market potential of these intellectual property rights. In addition, we may face claims by third parties that our agreements with employees, contractors or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property or may lose our exclusive rights in that intellectual property. Either outcome could harm our business.

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

A network or data security incident may allow unauthorized access to our products, our network or our data and also that of our customers, resulting in disruption of critical information systems, harm to our reputation and creation of additional liability and that could adversely impact our financial results

Increasingly, companies are subject to a wide variety of attacks on their products, networks and systems on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse, and denial-of-service attacks, sophisticated nation-state and nation-stated supported actors now engage in attacks (including advanced persistent threat intrusions). Despite significant efforts to create security barriers to such threats, it is virtually impossible to entirely mitigate these risks.  If we do not allocate and effectively manage the resources necessary to build and sustain the proper infrastructure in our business technology or in our product design, we could be subject to, among other things: transaction errors; processing inefficiencies; the loss of customers; business disruptions; the loss of or damage to intellectual property through a security breach; or the inability to comply with applicable laws.

If a breach of data security were to occur at a customer site through one of our products as a result of third-party action, employee error, malfeasance or otherwise, and the confidentiality, integrity or availability of our customers’ data, including patient health information (PHI) and personally identifiable information (PII) were disrupted, we could incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers. Our systems may be perceived as less desirable, which could negatively affect our business and damage our reputation. In addition, a network or security breach could result in the loss of customers and make it more challenging to acquire new customers. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, security breaches impacting our network could result in a risk of loss or unauthorized disclosure of customers’ data, which, in turn, could lead to litigation, governmental audits and investigations and possible liability, damage our relationships with our existing customers, and have a negative impact on our ability to attract and retain new customers.  In addition, the costs associated with the investigation, remediation and potential notification of the breach to customers and counter-parties could be material.

Third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information or otherwise compromise the security of our internal networks, electronic systems and/or physical facilities in order to gain access to our data or our customers’ data, which could result in significant legal and financial exposure, interruptions or malfunctions in our operations, and, ultimately, harm to our future business prospects and revenue. We may be required to expend significant capital and financial resources to protect against threats such as these, or to alleviate problems caused by breaches in security.

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

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared product on a timely basis. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) clearance process, the FDA initiated an evaluation, and in January 2011, announced several proposed actions intended to reform the clearance process. The FDA intends these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. In addition, as part of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms, which are further intended to clarify and improve medical device regulation both pre- and post-clearance and approval. More recently, the FDA issued guidance (“Deciding When to Submit a 510(k) for a Change to an Existing Device” and “Deciding When to Submit a510(k) for a Software Change to an Existing Device”) on October 25, 2017 intended to assist industry in determining when a change to a previously 510(k)-cleared product requires a new premarket notification to be submitted to the FDA. These guidance documents replaced the 1997 guidance on the same topic.  These new guidance documents could impose additional regulatory requirements upon us that could: increase the costs of compliance; restrict our ability to maintain our current clearances; and delay our ability to obtain 510(k) clearances.”

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

Clinicians or physicians may misuse MRIdian with cobalt or MRIdian Linac or use improper techniques if they are not adequately trained or otherwise, potentially leading to injury and an increased risk of product liability. If MRIdian with cobalt or MRIdian Linac is misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance. In addition, any of the events described above could harm our business and lead to regulatory action.

In addition, MRIdian with cobalt and MRIdian Linac have been cleared by the FDA for specific treatments. We train our marketing and direct sales force to not promote MRIdian with cobalt and MRIdian Linac for uses outside of the FDA-cleared indications for use, known as “off-label uses.” For example, MRIdian with cobalt and MRIdian Linac have not been indicated for diagnostic use. We cannot, however, prevent a physician from using MRIdian with cobalt or MRIdian Linac off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use MRIdian with cobalt or MRIdian Linac off-label. Furthermore, the use of MRIdian with cobalt or MRIdian Linac for indications other than those cleared by the FDA or authorized by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

Our MRIdian systems may cause or contribute to adverse medical events that we are required to report to regulatory bodies outside of the U.S. and to the U.S. Food and Drug Administration, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our MRIdian systems, or a recall of our MRIdian systems either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

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

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects, repeated misuse or other deficiencies or failures to comply with applicable regulations. For example, in January 2014, we initiated a correction of the system at Washington University in St. Louis due to a defect we identified in an advanced software feature in the treatment planning system of MRIdian. We promptly updated our software to resolve this defect and notified the FDA of this correction, but the FDA has not formally classified this correction as a recall. We cannot assure you that similar or more significant product defects or other errors will not occur in the future. Recalls involving MRIdian could be particularly harmful to our business, financial condition and results of operations because it is currently our only product.

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA or other regulatory bodies. We may initiate voluntary withdrawals or corrections for MRIdian in the future that we determine do not require notification of the FDA or other regulators in the US and around the world. If the FDA disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales.

Any actual or perceived failure by us to comply with legal or regulatory requirements in one or multiple jurisdictions could result in proceedings, actions or penalties against us.

Many jurisdictions have enacted or are considering enacting privacy and/or data security legislation, including laws and regulations applicable to the collection, use, storage, transfer, disclosure and/or processing of personal information. For example, the U.S. Department of Health and Human Services has promulgated rules governing the privacy and security of individually identifiable health information under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH. These privacy and security rules protect medical records and other patient health information (PHI) by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information, limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose, and requiring administrative, technical and physical safeguards. Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entity customers, such as health   care providers, under which we are considered to be a “business associate” under HIPAA. As a business associate, we are contractually bound and may also be directly responsible under HIPAA, as amended by HITECH, to implement policies, procedures and reasonable and appropriate security measures to protect any individually identifiable health information we may create, receive, maintain or transmit on behalf of covered entities. We may also be subject to state laws protecting the confidentiality of medical records where those state laws have stricter provisions than HIPAA.

The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our products and reduce overall demand for it. These privacy and data security related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement   and sanctions. Although we are working to comply with those federal, state, and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving   and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our platform. Any failure or  perceived failure by us  to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, in the E.U., increasingly stringent data protection and privacy rules that may have substantial impact on the use of patient data across the healthcare industry are scheduled to go into effect in May 2018. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that my place additional burdens on us. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. If we fail to comply with federal, state and international data privacy laws and regulations, our ability to successfully operate our business and pursue our business goals could be harmed.

Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could harm our business, results of operations and financial condition.

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

Legislative or regulatory reforms in the United States or the EU may make it more difficult and more costly for us to obtain regulatory clearances or approvals for MRIdian or to produce, market or distribute MRIdian after clearance or approval is obtained.

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

On April 5, 2017, the European Parliament passed the Medical Devices Regulation, which repealed and replaced the Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation.

The Medical Devices Regulation will, however, only become applicable three years after publication. Once applicable, the new regulations will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU;
•	strengthened rules for the assessment of certain high-risk devices, which may have to undergo an additional check by experts before they are placed on the market.

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

These laws, among other things, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of medical devices. We have a variety of arrangements with our customers that could implicate these laws. Due to the breadth of these laws, the narrowness of statutory exceptions and safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business, financial condition and results of operations.

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

We expect that the current presidential administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

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

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.

Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	actual or anticipated changes in our growth rate relative to our competitors or market expectations;
•	commercial success and market acceptance of MRIdian;
•	success of our competitors in discovering, developing or commercializing products;
•	ability to commercialize or obtain regulatory approvals for MRIdian, or delays in commercializing or obtaining regulatory approvals;
•	strategic transactions undertaken by us;
•	additions or departures of key personnel;
•	product liability claims;
•	prevailing economic conditions;
•	disputes concerning our intellectual property or other proprietary rights;
•	FDA or other U.S. or foreign regulatory actions affecting us or the healthcare industry;
•	healthcare reform measures in the United States;
•	sales of our common stock by our officers, directors or significant stockholders;
•	future sales or issuances of equity or debt securities by us;

•	business disruptions caused by earthquakes, tornadoes or other natural disasters; and
•	changes in the manner that investors and securities analysts who provide research on us to the marketplace analyze the value of our common stock.

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

In addition, Section 102 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we chose to “opt out” of such extended transition period, and as a result, we comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Future sales of our common stock or securities convertible or exchangeable for our common stock may cause our stock price to decline.

If our existing stockholders or option holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after any applicable legal restrictions on resale lapse, the price of our common stock could decline. The perception in the market that these sales may occur could also cause the price of our common stock to decline. At September 30, 2017, we have outstanding a total of 59,071,653 shares of common stock.

In addition, based on the number of shares subject to outstanding awards under our 2008 Stock Option and Incentive Plan, or 2008 Plan, the number of shares subject to outstanding awards or available for issuance under our 2015 Equity Incentive Award Plan, or 2015 Plan, and our 2015 Employee Stock Purchase Plan, or 2015 ESPP, at September 30, 2017, 3,135,597 shares, 6,741,754 shares and 1,103,481 shares, respectively, of common stock that are either subject to outstanding options, outstanding but subject to vesting or reserved for future issuance under the 2008 Plan, 2015 Plan and 2015 ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act, which includes, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act. The 2015 Plan contains provisions for the annual increase of the number of shares reserved for issuance under such plan. If the shares we may issue from time to time under the 2008 Plan, 2015 Plan or 2015 ESPP are sold, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock. We are authorized to issue an aggregate of 300,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We may need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

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

Based on the beneficial ownership of our common stock at September 30, 2017, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 69% of our common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

10.1

Amendment No. 3 to Term Loan Agreement, dated as of October 9, 2017, by and among ViewRay Technologies, Inc. (formerly known as ViewRay Incorporated), Capital Royalty Partners II L.P., Capital Royalty Partners II (Cayman) L.P., Parallel Investment Opportunities Partners II L.P. and CRG Issuer 2015-1.

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

VIEWRAY, INC.

Dated: November 13, 2017	By:	/s/ Chris A. Raanes
	Name:	Chris A. Raanes
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2017	By:	/s/ Ajay Bansal
	Name:	Ajay Bansal
	Title:	Chief Financial Officer
(Principal Financial Officer)