Form 10-Q
period 2018-03-31
ViewRay, Inc.
filed 2018-05-10
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2018, the registrant had 75,084,219 shares of common stock, $0.01 par value per share, outstanding.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	market acceptance of magnetic resonance imaging (“MRI”) guided radiation therapy;
•	the benefits of MR Image-Guided radiation therapy;
•	our ability to successfully sell and market MRIdian in our existing and expanded geographies;
•	the performance of MRIdian in clinical settings;
•	competition from existing technologies or products or new technologies and products that may emerge;
•	the pricing and reimbursement of MR Image-Guided radiation therapy;
•	the implementation of our business model and strategic plans for our business and MRIdian;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering MRIdian;
•	our ability to obtain regulatory approval in targeted markets for MRIdian;
•	estimates of our future revenue, expenses, capital requirements and our need for additional financing;
•	our financial performance;
•	our expectations related to the MRIdian linear accelerator technology, or MRIdian Linac;
•	developments relating to our competitors and the healthcare industry; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIEWRAY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$78,916	$57,389
Accounts receivable	26,171	20,326
Inventory	30,441	19,375
Deposits on purchased inventory	10,001	7,043
Deferred cost of revenue	4,110	13,696
Prepaid expenses and other current assets	4,374	4,862
Total current assets	154,013	122,691
Property and equipment, net	12,955	11,564
Restricted cash	1,143	1,143
Intangible assets, net	73	78
Other assets	441	235
TOTAL ASSETS	$168,625	$135,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,443	$11,014
Accrued liabilities	7,897	7,207
Customer deposits	9,620	17,820
Deferred revenue, current portion	9,670	20,151
Total current liabilities	40,630	56,192
Deferred revenue, net of current portion	3,343	3,238
Long-term debt	44,551	44,504
Warrant liabilities	14,238	22,420
Other long-term liabilities	8,199	7,370
TOTAL LIABILITIES	110,961	133,724
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at March 31, 2018 and December 31, 2017; 3,000,581 shares issued and outstanding at March 31, 2018 and no shares issued and outstanding at December 31, 2017	30	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at March 31, 2018 and December 31, 2017; 72,022,089 and 67,653,974 shares issued and outstanding at March 31, 2018 and December 31, 2017	710	666
Additional paid-in capital	384,319	321,174
Accumulated deficit	(327,395)	(319,853)
TOTAL STOCKHOLDERS’ EQUITY	57,664	1,987
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$168,625	$135,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Product	$25,379	$—
Service	692	1,108
Distribution rights	119	119
Total revenue	26,190	1,227
Cost of revenue:
Product	19,711	266
Service	909	776
Total cost of revenue	20,620	1,042
Gross margin	5,570	185
Operating expenses:
Research and development	3,770	2,914
Selling and marketing	3,246	1,072
General and administrative	9,846	7,151
Total operating expenses	16,862	11,137
Loss from operations	(11,292)	(10,952)
Interest income	2	1
Interest expense	(1,866)	(1,737)
Other income (expense), net	8,342	(15,273)
Loss before provision for income taxes	$(4,814)	$(27,961)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(4,814)	$(27,961)
Amortization of beneficial conversion feature related to Series A convertible preferred stock	$(2,728)	$—
Net loss attributable to common stockholders, basic and diluted	$(7,542)	$(27,961)
Net loss per share, basic and diluted	$(0.11)	$(0.54)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	68,943,918	51,821,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,814)	$(27,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	658	467
Stock-based compensation	1,190	769
Accretion on asset retirement obligation	10	9
Change in fair value of warrant liabilities	(8,182)	15,231
Loss on disposal of property and equipment	—	6
Amortization of debt discount and interest accrual	870	785
Changes in operating assets and liabilities:
Accounts receivable	(5,845)	928
Inventory	(12,021)	(2,134)
Deposits on purchased inventory	(2,958)	(1,951)
Deferred cost of revenue	9,126	(2,341)
Prepaid expenses and other assets	282	(1,675)
Accounts payable	2,081	560
Accrued expenses and other long-term liabilities	725	(138)
Customer deposits and deferred revenue	(18,576)	5,481
Net cash used in operating activities	(37,454)	(11,964)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(497)	(319)
Net cash used in investing activities	(497)	(319)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock private placement, gross	—	26,100
Payment of offering costs related to common stock private placement	—	(210)
Proceeds from at-the-market offering of common stock, gross	—	21,921
Payment of offering costs related to at-the-market offering of common stock	—	(427)
Proceeds from direct registered offering, gross	59,100	—
Proceeds from the exercise of stock options	378	2
Net cash provided by financing activities	59,478	47,386
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	21,527	35,103
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	58,532	15,341
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$80,059	$50,444
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$996	$951
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment in accounts payable and accrued expenses	$228	$135
Transfer of property and equipment from inventory and deferred cost of revenue	$1,415	$—
Offering cost in accounts payable and accrued expenses	$177	$394

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Background and Organization

ViewRay, Inc., or ViewRay or the Company, and its wholly owned subsidiary ViewRay Technologies, Inc., designs, manufactures and markets MRIdian, an MR Image-Guided radiation therapy system to simultaneously image and treat cancer patients.

Since inception, ViewRay Technologies, Inc. has devoted substantially all of its efforts towards research and development, initial selling and marketing activities, raising capital and the manufacturing and shipment of MRIdian systems. In May 2012, ViewRay Technologies, Inc. was granted clearance from the U.S. Food and Drug Administration, or FDA, to sell MRIdian with Cobalt-60. In November 2013, ViewRay Technologies, Inc. received its first clinical acceptance of a MRIdian with Cobalt-60 at a customer site, and the first patient was treated with that system in January 2014. ViewRay Technologies, Inc. has had the right to affix the CE mark to MRIdian with Cobalt-60 in the European Economic Area since November 2014. In September 2016, the Company received the rights to affix the CE mark to MRIdian Linac, and in February 2017, the Company received 510(k) clearance from the FDA to market MRIdian Linac.

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from public and private offerings of capital stock and available borrowings under its term loan agreement, as well as cash from the sale of its systems and services. These have historically been sufficient to meet working capital needs, capital expenditures, and debt service obligations. During the three months ended March 31, 2018, the Company incurred a net loss of $4.8 million, and used cash in operations of $37.5 million. The Company believes that its existing cash balance of $78.9 million as of March 31, 2018, together with anticipated cash receipts from sales of MRIdian systems is sufficient to fund its operations for at least the next 12 months.

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017.

Effective January 1, 2018, the Company adopted Accounting Standard Codification Topic 606, or ASC 606, Revenues from Contracts with Customers, by using the full retrospective method. The adoption of ASC 606 has no impact on the Company’s prior period financial statements.  Please see the Company’s “Revenue Recognition” policy in the “Significant Accounting Policies” section below for further information and related disclosures.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 12, 2018, and have not changed significantly since that filing, except for the impact of the adoption of the new accounting guidance related to revenue recognition.

Revenue Recognition

The Company derives revenues primarily from the sale of MRIdian systems and related services as well as support and maintenance services on sold systems. The Company accounts for revenue contracts with customers by applying the requirements of ASC 606, which includes the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

In all sales arrangements, revenues are recognized when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. For sales of MRIdian systems that the Company is required to install at the customer site, product revenue is recognized upon receipt of customer acceptance. For sales of MRIdian systems for which the Company is not responsible for installing, product revenue is recognized when the entire system is delivered and control of the system is transferred to the customer. For sales of the related support and maintenance services, a time-elapsed method is used to measure progress toward complete satisfaction of performance obligations and service revenue is recognized ratably over the service contract term, which is typically 12 months.

Arrangements with Multiple Performance Obligation

The Company frequently enters into sales arrangements that include multiple performance obligations, which mainly consist of (i) sale of MRIdian systems, which generally includes installation and embedded software, and (ii) product support, which includes extended service and maintenance. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The standalone selling price, or SSP, is determined based on observable prices at which the Company separately sells the products and services. If an SSP is not directly observable, the Company will estimate the SSP considering market conditions or internally approved pricing guidelines related to the performance obligations.

Product Revenue

Product revenue is derived primarily from the sales of MRIdian system. The system contains both software and non-software components that together deliver essential functionality.

The Company’s customer contracts generally call for on-site assembly of the system components and system integration. Once the system installation is completed, the Company performs a detailed demonstration with the customer showing that the MRIdian system meets the standard product specifications. After successful demonstration, the customer signs a document indicating customer’s acceptance. For sales of MRIdian systems that the Company is required to install at the customer site, revenue recognition occurs when the customer acknowledges that the system operates in accordance with standard product specifications, the customer accepts the installed unit by signing the acceptance document and the control of the system is transferred to the customer.

Certain customer contracts with distributors do not require ViewRay installation at the customer site, and the distributors typically have their own or engage a qualifying third-party certified technician to perform the installation. For sales of MRIdian systems for which the Company is not responsible for installation, revenue recognition occurs when the entire system is delivered and the control of the system is transferred to the customer.

Service Revenue

Service revenue is derived primarily from maintenance services. The maintenance and support service is a stand-ready obligation which is performed over the term of the arrangement and, as a result, service revenue is recognized ratably over the service period as the customers benefit from the service throughout the service period.

Distribution Rights Revenue

In December 2014, the Company entered into a distribution agreement with Itochu Corporation pursuant to which it appointed Itochu as its exclusive distributor for the promotion, sale and delivery of MRIdian products within Japan.  In consideration of the exclusive distribution rights granted, the Company received $4.0 million, which was recorded as deferred revenue. Starting in August 2016, distribution rights revenue is recognized ratably over the remaining term of the distribution agreement of approximately 8.5 years.  A time-elapsed method is used to measure progress because the control is transferred evenly over the remaining contractual period.

The following table presents revenue disaggregated by types and geography (in thousands):

	Three Months Ended March 31,
U.S.	2018	2017
Product	$13,535	$—
Service	396	879
Total U.S. revenue	$13,931	$879

Outside of U.S. ("OUS")
Product	$11,844	$—
Service	296	229
Distribution rights	119	119
Total OUS revenue	$12,259	$348

Total
Product	$25,379	$—
Service	692	1,108
Distribution rights	119	119
Total revenue	$26,190	$1,227

Contract Balances

The timing of revenue recognition, billings and cash collections results in trade receivables, customer deposit, deferred revenues and deferred cost of revenue on the condensed consolidated balance sheets.

Customer deposits represent payments received in advance of system installation. For domestic and international sales, advance payments received prior to inventory shipments and customer acceptance are recorded as customer deposits. Advance payments are subsequently reclassified to deferred revenue upon inventory shipment when the title and risk of loss of inventory items transfer to customers. All customer deposits, including those that are expected to be a deposit for more than one year, are classified as current liabilities based on consideration of the Company’s normal operating cycle (the time between acquisition of the inventory components and the final cash collection from customers on these inventory components) which is in excess of one year.

Deferred revenue consists of deferred product revenue and deferred service revenue. Deferred product revenue arises from timing differences between the fulfillment of other contract obligation and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred service revenue results from the advance billing for services to be delivered over a period of time. Deferred revenues expected to be realized within one year or normal operating cycle are classified as current liabilities.

Deferred cost of revenue consists of cost for inventory items that have been shipped with title and risk of loss transferred to the customer, but the customer acceptance has not been received. Deferred cost of revenue is included as part of current assets as the corresponding deferred product revenue is expected to be realized within one year or normal operating cycle.

During the three months ended March 31, 2018 and 2017, the Company recognized $22.2 million and $0.4 million revenue that was included in the deferred revenue balance at the beginning of each reporting period.

Practical Expedients Election

As part of the Company's adoption of ASC 606, the Company elected to use the practical expedient to expense costs to obtain a contract as incurred when the amortization period would have been one year or less, which mainly includes the Company's internal sales force compensation program.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, FASB, issued ASU No. 2016-02, Leases (Topic 842) and issued subsequent amendments to the initial guidance in September 2017 within ASU 2017-13 and in January 2018 within ASU 2018-01 (collectively, Topic 842). Topic 842 supersedes the Accounting Standards Codification 840, Leases, and requires lessees to recognize all leases, with exception of short-term leases, as a lease liability on the balance sheet. Under this ASU, a lease is defined as a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset which is an asset that represents the lessee’s right to use, or control the use of, a specified asset during the lease term. The ASU also requires additional disclosure about the amount, timing and uncertainty of cash flow from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. As disclosed in Note 6, future minimum payments under noncancelable operating leases are approximately $1.9 million. This new standard will require the present value of these leases to be recorded in the condensed consolidated balance sheets as a right of use asset and lease liability. The Company is continuing to evaluate the impact of this guidance on its condensed consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASC 606. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Effective January 1, 2018, the Company adopted the requirements of ASC 606 using the full retrospective method. The adoption has no impact on the prior period financial statements, and the related disclosures required by the new standard have been updated in the “Significant Accounting Policies” section above.

On January 1, 2018, the Company adopted ASU No.2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash on a retrospective basis. The adoption of ASU No. 2016-15 did not have a material impact on the Company’s condensed consolidated statement of cash flows and related disclosures. Under ASU 2016-18, restricted cash and restricted cash equivalent amounts are presented along with cash and cash equivalents when reconciling the total beginning and ending amounts shown on the statement of cash flows. The Company reflected the impact of ASU No. 2016-18 to the comparative prior period which resulted in an increase in the beginning and ending cash, cash equivalents and restricted cash of $1.1 million.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarified guidance on applying modification accounting to changes in the terms or conditions of a share-based payment award. The Company adopted ASU No. 2017-09 as required on January 1, 2018, and there was no material impact on its condensed consolidated financial statements and related disclosures.

In the first quarter of 2018, the Company adopted ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which included amendments to expand income tax accounting and disclosure guidance pursuant to SEC Staff Accounting Bulletin No. 118 , or SAB 118, issued by the SEC in December 2017. SAB 118 provides guidance on accounting for the income tax effects of the Tax Reform Act. Refer to Note 12, Income Taxes for more information and disclosures related to this amended guidance.

3.	Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Prototype	$11,938	$11,929
Machinery and equipment	9,731	7,831
Leasehold improvements	4,565	4,438
Software	1,120	1,142
Furniture and fixtures	588	558
Property and equipment, gross	27,942	25,898
Less: accumulated depreciation and amortization	(14,987)	(14,334)
Property and equipment, net	$12,955	$11,564

Depreciation and amortization expense related to property and equipment were $653 thousand and $462 thousand during the three months ended March 31, 2018 and 2017, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
License cost	$512	$512
Patents	104	104
Intangible assets, gross	616	616
Accumulated amortization	(543)	(538)
Intangible assets, net	$73	$78

Intangible assets amortization expense was $5,000 for each of the three months ended March 31, 2018 and 2017. Amortization of intangible assets was recorded in general and administrative expenses in the condensed consolidated statements of operations.

At March 31, 2018, the estimated future amortization expense of intangible assets was as follows (in thousands):

Year Ending December 31,	Estimated Future Amortization Expense
The remainder of 2018	$14
2019	19
2020	19
2021	10
2022	3
2023	1
Thereafter	7
Total amortization expense	$73

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued payroll and related benefits	$5,062	$3,944
Accrued accounts payable	2,180	2,671
Accrued legal, accounting and governance fees	198	322
Tax payable	401	149
Other	56	121
Total accrued liabilities	$7,897	$7,207

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Deferred revenue:
Product	$6,551	$18,861
Services	3,234	1,182
Distribution rights	3,228	3,346
Total deferred revenue	13,013	23,389
Less: current portion of deferred revenue	(9,670)	(20,151)
Noncurrent portion of deferred revenue	$3,343	$3,238

4.	Fair Value of Financial Instruments

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at March 31, 2018 and December 31, 2017. Level 3 liabilities that are measured on a recurring basis consist of the 2017 and 2016 Placement Warrants, as described in Note 8. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 10).

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other income (expense), net in the condensed consolidated statements of operations. During the three months ended March 31, 2018 and 2017, the Company recorded a gain of $8.2 million and a loss of $15.2 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. There have been no transfers between Level 1, Level 2 and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At March 31, 2018
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$7,932	$7,932
2016 Placement Warrants Liability	—	—	6,306	6,306
Total	$—	$—	$14,238	$14,238

	At December 31, 2017
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$12,487	$12,487
2016 Placement Warrants Liability	—	—	9,933	9,933
Total	$—	$—	$22,420	$22,420

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

	Three Months Ended March 31,
	2018	2017
Fair value, beginning of period	$22,420	$2,723
Issuance of 2017 Placement Warrants	—	3,373
Change in fair value of Level 3 financial liabilities	(8,182)	15,231
Fair value, end of period	$14,238	$21,327

5.	Debt

CRG Term Loan

In June 2015, ViewRay Technologies, Inc. entered into a Term Loan Agreement, or the CRG Term Loan, with Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P. or together with their successors by assignment, CRG, for up to $50.0 million of which $30.0 million was made available to the Company upon closing with the remaining $20.0 million available on or before June 26, 2016 at its option upon the occurrence of either: (i) an initial public offering of its common stock on a nationally recognized securities exchange that raises a minimum of $40.0 million in net cash proceeds with a minimum of $120.0 million post-money valuation, or Qualifying IPO, or (ii) achievement of a minimum of $25.0 million gross revenue from the sales of the MRIdian system during any consecutive 12 months before March 31, 2016. The Company drew down the first $30.0 million on the closing date. The CRG Term Loan has a maturity date of June 26, 2020 and bears cash interest at a rate of 12.5% per annum to be paid quarterly during the interest-payment-only period of 3 years. In April 2017, the CRG Term Loan was amended to allow for interest-payment-only until March 31, 2020. During the interest-payment-only period, the Company has the option to elect to pay only 8% of the 12.5% per annum interest in cash, and the remaining 4.5% of the 12.5% per annum interest as compounded interest, or deferred payment in-kind interest, added to the aggregate principal amount of the CRG Term Loan. Principal payment and any deferred payment in-kind interest will be paid quarterly in equal installments following the end of the interest-payment-only period through maturity date.

The CRG Term Loan is subject to a prepayment penalty of: 3% on the outstanding balance during the first 12 months following the funding of the Term Loan; 2% on the outstanding balance after year 1 but on or before year 2; 1% on the outstanding balance after year 2 but on or before year 3; and 0% on the outstanding loan if prepaid after year 3 thereafter until maturity. The Term Loan is also subject to a facility fee of 7% based on the sum of the amount drawn and any outstanding payment in-kind interest payable on the maturity date or the date the Term II loan becomes due. All direct financing costs were accounted for as a discount on the CRG Term Loan and will be amortized to interest expense during the life of the loan using the effective interest method. The CRG Term Loan is subject to financial covenants and is collateralized by essentially all assets of the Company and limits its ability with respect to additional indebtedness, investments or dividends, among other things, subject to customary exceptions.

In March 2016, the Company and CRG executed an amendment to the original terms of the CRG Term Loan such that, with regard to the conditions for borrowing the remaining $20.0 million available under the CRG Term Loan, the Company may, at its election, draw down: (i) an amount of either $10.0 million or $15.0 million in up to two advances upon achievement of a minimum of $15.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before March 31, 2016; and (ii) an additional $5.0 million (or $10.0 million, if the previous draw made was only in an amount of $10.0 million) upon achievement of a minimum of $25.0 million of aggregate product and service revenue during any consecutive 12 month period ending on or before December 31, 2016 and upon execution of the first sales contract of the Company’s second generation product.  The Company achieved the minimum of $15.0 million gross revenue requirement in March 2016, which made the first $15.0 million of the remaining $20.0 million credit facility immediately available for draw down.  In May 2016, the Company drew down the additional $15.0 million available amount.

In April 2017, the Company and CRG executed an amendment to the terms of its CRG Term Loan. Amendments to the CRG Term Loan include availability of the existing $5.0 million tranche at ViewRay’s option through June 30, 2017, the addition of a $15.0 million tranche of borrowing capacity available at ViewRay’s option through September 30, 2017, extension of the interest-only and payment in-kind period, a decrease to the combined 2016 and 2017 revenue covenant and a 1.75% increase to the facility fee. In October 2017, the Company and CRG executed another amendment to the terms of its CRG Term Loan, as amended in March 2016 and April 2017. This amendment extended the availability of the existing $15.0 million borrowing capacity through December 31, 2017. The Company did not draw down any amounts under the $5.0 million or the $15.0 million tranches and they have since expired.

In February 2018, the Company and CRG executed an amendment to the terms of its CRG Term Loan to decrease the amount of the minimum combined 2016 and 2017 revenue covenant.

At March 31, 2018, the Company had $45.0 million in outstanding debt and $5.3 million in deferred payment in-kind interest to CRG and was in compliance with all financial covenants under the CRG Term Loan.

6.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakwood Village, Ohio and Mountain View, California under noncancelable operating leases. At March 31, 2018, the future minimum payments for the operating leases are as follows (in thousands):

Year Ending December 31,	Future Minimum Payments
The remainder of 2018	$840
2019	1,039
Total future minimum payments	$1,879

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for legal proceedings when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. At March 31, 2018 and December 31, 2017, the Company was not involved in any material legal proceedings.

Purchase Commitments

At March 31, 2018 and December 31, 2017, the Company had no outstanding firm purchase commitments.

7.	Distribution Agreement

In December 2014, the Company entered into a distribution agreement with Itochu Corporation, or Itochu, a Japanese entity, pursuant to which the Company appointed Itochu as its exclusive distributor for the sale and delivery of the Company’s MRIdian products within Japan. The exclusive distribution agreement has an initial term of 10 years from December 2014 and contains features customary in these types of distribution agreements. Under this distribution agreement, the Company will supply its products and services to Itochu based upon the Company’s then-current pricing.  In consideration of the exclusive distribution rights granted, Itochu agreed to pay a distribution fee of $4.0 million in three installments: (i) the first installment of $1.0 million was due upon execution of the distribution agreement; (ii) the second installment of $1.0 million was due within 10 business days following submission of the application for regulatory approval of the Company’s product to the Japan regulatory authority; and (iii) the final installment of $2.0 million was due within 10 business days following receipt of approval for the Company’s product from the Japanese Ministry of Health, Labor and Welfare. The distribution fee paid by Itochu was refundable if the Company failed to obtain the approval from the Japan regulatory authority before December 31, 2017. The first and second installments of $2.0 million in aggregate were received in December 2014 and December 2015, respectively. In August 2016, the Company received the third and final $2.0 million installment upon the receipt of regulatory approval to market MRIdian in Japan. The entire $4.0 million distribution fee received was reclassified to deferred revenue as it was no longer refundable. In August 2016, the Company started recognizing distribution rights revenue ratably over the remaining term of the exclusive distribution agreement of approximately 8.5 years. A time-elapsed method is used to measure progress because the control is transferred evenly over the remaining contractual period. The distribution rights revenue was $119 thousand each for the three months ended March 31, 2018 and 2017.

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

Direct Registered Offerings

In October 2017, the Company entered into Securities Purchase Agreements pursuant to which it sold an aggregate of 8,382,643 shares of common stock for total gross proceeds of $49.9 million, or the October 2017 Direct Registered Offering. The October 2017 Direct Registered Offering was closed on October 25, 2017.

In February 2018, the Company entered into a Securities Purchase Agreement pursuant to which it sold (i) 4,090,000 shares of common stock; (ii) 3,000,581 shares of Series A convertible preferred stock and (iii) warrants to purchase 1,418,116 shares of common stock, or the 2018 Offering Warrants for total gross proceeds of $59.1 million, or the March 2018 Direct Registered Offering. The March 2018 Direct Registered Offering was closed on March 5, 2018. The 2018 Offering Warrants have an exercise price of $8.31 per share, became exercisable upon issuance and expire in March 2025.

At-The-Market Offering of Common Stock

In January 2017, the Company filed a shelf registration statement on Form S-3 with the SEC, which included a base prospectus covering the offering, issuance and sale of up to a maximum aggregate offering of $75.0 million of the Company’s common stock, preferred stock, debt securities, warrants, purchase contracts and/or units and entered into a sales agreement with FBR Capital Markets & Co., or FBR, under which it may sell up to $25.0 million of its common shares pursuant to an at-the-market offering program in accordance with Rule 415(a)(4) under the Securities Act. FBR acted as sales agent on a best efforts basis and used commercially reasonable efforts to sell on behalf of the Company all of the shares of common stock requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between FBR and the Company. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. In April 2017, the Company agreed to sell up to an additional $25.0 million of the Company’s common stock in accordance with the terms of a sales agreement with FBR and pursuant to an at-the-market offering program in accordance with Rule 415(a)(4) under the Securities Act.

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

In fiscal year 2017, the Company sold an aggregate of 6,575,062 shares of its common stock at an average market price of $6.10 per share, resulting in aggregate gross proceeds of approximately $40.1 million. No securities were sold under the at-the-market offering program in the first quarter of 2018.

9. Convertible Preferred Stock

In March 2018, the Company issued 3,000,581 shares of Series A convertible preferred stock to an existing investor through the 2018 Direct Registered Offering at a price of $8.31per share (see Note 8). At the date of the financing, because the effective conversion rate of the preferred stock was less than the market value of the Company’s common stock, a beneficial conversion feature of $2.7 million has been recorded as a discount to the convertible preferred stock and an increase to additional paid in capital. Because the preferred stock is perpetual and is convertible at the option of the holder at any time, the Company fully amortized the discount related to the beneficial conversion feature as a deemed dividend which was recognized as an increase to accumulated deficit and net loss attributable to common stockholders.

Except as set forth below, each share of Series A convertible preferred stock has the same rights and privileges as a share of common stock, and ranks equally with a share of common stock with respect to any dividend, liquidation, winding up or dissolution of the Company. The rights, privileges and preferences of Series A convertible preferred stock as of March 31, 2018 were as follows:

Voting Rights

The holders of Series A convertible preferred stock have no voting rights with respect to the election or composition of the Company’s Board of Directors. On all other matters, they are entitled to vote, together with the holders of common stock as a single class on an as converted to common stock basis.

Conversion Rights

Each share of Series A convertible preferred stock is convertible by holders into a fully paid and non-assessable share of common stock on a one-for-one basis, subject to anti-dilution adjustments (the “Conversion Rate”).

Anti-dilution Adjustments of Conversion Rate

In the event the Company declares and pays a dividend or makes a distribution on common stock payable in common stock, the Conversion Rate in effect immediately prior to the record date for that dividend or distribution will be adjusted by multiplying that Conversion Rate by a fraction:

•

the numerator of which shall be the sum of the number of shares of common stock outstanding immediately prior to the record date for such dividend or distribution and the total number of shares of common stock constituting such dividend or distribution; and

•	the denominator of which shall be the number of shares of common stock outstanding immediately prior to the record date for such dividend or distribution.

In the event the Company subdivides or splits the outstanding shares of common stock into a greater number of shares, or combines or reclassifies the outstanding shares of common stock into a smaller number of shares, the Conversion Rate in effect immediately prior to the effective date of such subdivision, split, combination or reclassification will be adjusted by multiplying such Conversion rate by a fraction:

•	the numerator of which shall be the number of shares of common stock outstanding immediately after such subdivision, split, combination or reclassification; and
•	the denominator of which shall be the number of shares of common stock outstanding immediately prior to such subdivision, split, combination or reclassification.

In the event of any consolidation or merger of the Company pursuant to which the Company’s common stock will be converted into cash, securities or other property, any sale, transfer lease or conveyance to another person of all or substantially all of the Company’s property and assets, any reclassification of the common stock into securities, including securities other than the Company’s common stock, and any statutory exchange of the outstanding shares of common stock for securities of another person (other than in connection with a merger or acquisition), each share of Series A convertible preferred stock outstanding immediately prior to such event will, without the consent of the holders thereof, become convertible into the kind and amount of securities, cash and other property receivable in such event that the holder would have been entitled to receive if the Series A convertible preferred stock had been converted into common stock immediately prior to such event.

Dividends

Holders of Series A convertible preferred stock rank equally with the common stockholders and are not entitled to any cumulative or noncumulative dividends in preference to the common stockholders. In the event dividends are paid on common stock, dividends will also be paid on all outstanding shares of Series A convertible preferred stock ratably on an as-converted basis.

Liquidation Preferences

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, company assets will be distributed pro rata among the holders of Series A convertible preferred stock and common stock, treating all convertible preferred stock as if it were converted to common stock.

Redemption

The Series A convertible preferred stock is not redeemable.

Conversion

As of April 19, 2018, all 3,000,581 shares of Series A convertible preferred stock had been converted into an equal number of shares of common stock, and no shares of Series A convertible preferred stock were outstanding.

10. Warrants

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

In connection with the March 2018 Direct Registered Offering, the Company issued warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share, or the 2018 Offering Warrants. These 2018 Offering Warrants became exercisable upon issuance and expire in March 2025.

As separate classes of securities were issued in a bundled transaction, the gross proceeds from the March 2018 Direct Registered Offering of $59.1 million was allocated to common stock, Series A convertible preferred stock and the 2018 Offering Warrants based on their respective relative fair value upon issuance. The aggregate fair value of the 2018 Offering Warrants of $7.4 million was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected term of seven years, expected volatility of 62.5%, risk-free interest rate of 2.8% and expected dividend yield of 0%. The allocated proceeds from the 2018 Offering Warrants of $6.6 million was recorded in additional paid-in-capital.

At March 31, 2018 and December 31, 2017, none of these equity classified warrants had been exercised and they remain outstanding.

Liability Classified Common Stock Warrants

In connection with the 2016 Private Placement, in August and September 2016, the Company issued warrants, or the 2016 Placement Warrants, that provide the warrant holder the right to purchase 1,380,745 shares of common stock at an exercise price of $2.95 per share.  These 2016 Placement Warrants are exercisable at any time at the option of the holder until the seventh anniversary of their date of issuance. The 2016 Placement Warrants also contain protection whereby warrants will expire immediately prior to the consummation of a Change of Control and holders have the right to receive cash in the amount equal to the Black-Scholes value of warrants. A Change of Control is defined as: (i) a merger or consolidation of the Company with another corporation; (ii) the sale, transfer or other disposal of substantially all of the assets or a majority of the Company’s outstanding shares of capital stock; (iii) a purchase or exchange offer accepted by the holders of a majority of the outstanding voting shares of the Company’s capital stock; or

(iv) a “person” or “group,” as defined by Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended, is or will become the beneficial owner, directly or indirectly, of at least a majority of the voting power of the Company’s capital stock. The 2016 Placement Warrants were accounted for as a liability at the date of issuance and are adjusted to fair value at each balance sheet date, with the change in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations.

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

During the three months ended March 31, 2018 and 2017, the Company recorded a gain of $3.6 million and a loss of $6.8 million, respectively, related to the change in fair value of the 2016 Placement Warrants.  The fair value of the 2016 Placement Warrants of $6.3 million and $9.9 million at March 31, 2018 and December 31, 2017, respectively, was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	March 31, 2018	December 31, 2017
2016 Placement Warrant:
Expected term (in years)	5.4	5.7
Expected volatility	61.2%	62.1%
Risk-free interest rate	2.6%	2.2%
Expected dividend yield	0%	0%

At March 31, 2018, 1,355,641 shares of the 2016 Placement Warrants had not been exercised and were still outstanding.

In connection with the 2017 Private Placement, in January 2017, the Company issued warrants, the 2017 Placement Warrants, that provide the warrant holder the right to purchase 1,720,512 shares of common stock at an exercise price of $3.17 per share. These 2017 Placement Warrants became exercisable in July 2017 and expire in January 2024. The 2017 Placement Warrants also contain protection whereby warrants will expire immediately prior to the consummation of a Change of Control and holders have the right to receive cash in an amount equal to the Black-Scholes value of the warrants. A Change of Control in the 2017 Placement Warrants is defined the same way as for the 2016 Placement Warrants described above. The 2017 Placement Warrants were accounted for as a liability at the date of issuance and are adjusted to fair value at each balance sheet date, with the change in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations.

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

During the three months ended March 31, 2018 and 2017, the Company recorded a gain of $4.6 million and a loss of $8.4 million, respectively, related to the change in fair value of the 2017 Placement Warrants. The fair value of the 2017 Placement Warrants of $7.9 million and $12.5 million at March 31, 2018 and December 31, 2017, respectively, was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	March 31, 2018	December 31, 2017
2017 Placement Warrant:
Expected term (in years)	5.8	6.1
Expected volatility	61.3%	62.3%
Risk-free interest rate	2.6%	2.3%
Expected dividend yield	0%	0%

At March 31, 2018, 1,711,123 shares of the 2017 Placement Warrants had not been exercised and were still outstanding.

11.	Stock-Based Compensation

A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at December 31, 2017	969,783	8,592,747	$3.69	7.4	$47,864
Additional options authorized	2,706,158	—
Options granted	(182,244)	182,244	8.16
Options exercised	—	(265,647)	1.42
Options canceled	35,717	(35,717)	5.62
Balance at March 31, 2018	3,529,414	8,473,627	$3.85	7.4	$22,906
Vested and exercisable at March 31, 2018		5,132,684	$2.87	6.5	$18,702
Vested and expected to vest at March 31, 2018		8,207,659	$3.80	7.3	$22,557

The weighted-average grant date fair value of options granted to employees was $4.75 and $3.10 per share during the three months ended March 31, 2018 and 2017, respectively. The grant date fair value of options vested was $1.1 million and $558 thousand during the three months ended March 31, 2018 and 2017, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $1.6 million and insignificant during the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, total unrecognized compensation cost related to stock-based awards granted to employees, net of estimated forfeitures, was $9.5 million which is expected to be recognized over a weighted-average period of 2.6 years.

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

The fair value of employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	5.9	6.0
Expected volatility%	61.7%	67.1%
Risk-free interest rate%	2.6%	2.1%
Expected dividend yield%	0.0%	0.0%

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

In September 2016 and November 2017, the Company granted 112,578 shares and 43,554 shares of RSUs, to its board members and these RSUs had a grant-date fair value of $3.52 and $8.02 per share, respectively. 18,964 shares of these RSUs with a grant-date fair value of $3.52 per share were released in December 2017 in connection with the resignation of one board member.

In November 2017, the Company granted 12,468 shares of RSUs with a grant-date fair value of $8.02 per share to one executive officer upon his termination. These RSUs were fully vested upon issuance and were released in the first quarter of fiscal 2018.

For the three months ended March 31, 2018 and 2017, no RSUs were issued and no stock-based compensation expense related to RSUs was recorded in the accompanying condensed consolidated statements of operations.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is classified as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$203	$165
Selling and marketing	127	51
General and administrative	860	553
Total stock-based compensation expense	$1,190	$769

During the three months ended March 31, 2018 and 2017, there were no stock-based compensation expenses capitalized as a component of inventory or recognized in cost of revenue. Stock-based compensation relating to stock-based awards granted to consultants were insignificant during the three months ended March 31, 2018 and 2017.

12.	Income Tax

The Tax Cuts and Jobs Act , or the 2017 Tax Act, was enacted on December 22, 2017. Among various provisions, the 2017 Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s 2017 financial results reflected the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was incomplete but a reasonable estimate could be determined. Upon completion of our 2017 U.S. income tax return in the current year, we may identify additional remeasurement adjustments to our recorded deferred tax assets. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118. For the quarter ended March 31, 2018, we have not made any adjustments to the provisional amounts recorded at December 31, 2017.

Due to the current operating losses, the Company recorded zero income tax expense during the three months ended March 31, 2018 and 2017, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any foreign operations. The federal and state effective tax rate is approximately 22%.

Due to the Company’s history of cumulative losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, the Company’s deferred tax assets, which includes net operating loss, or NOL, carryforwards and tax credits related primarily to research and development continue to be subject to a valuation allowance as of March 31, 2018. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had unrecognized tax benefits of $1.5 million and $1.1 million at March 31, 2018 and December 31, 2017, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of March 31, 2018 and December 31, 2017, there were no accrued interest and penalties related to uncertain tax positions.

13.	Net Loss per Share

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

	Three Months Ended March 31,
	2018	2017
Series A convertible preferred stock (if converted)	900,174	—
Options to purchase common stock	8,600,707	7,117,452
Common stock warrants	3,819,190	3,103,262
Restricted stock units	137,168	112,578
Total	13,457,239	10,333,292

14.	Related Party Transactions

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

In January 2017, the Company entered into a sales consulting agreement with Puissance Capital Management, or PCM, to assist with business development activities in a key market in Asia. PCM is the investment manager of Puissance Cross Board Opportunities LLP, a stockholder in the Company. Theodore T. Wang, Ph.D., a member of the Company’s board of directors, is the managing member of the general partners of PCM. The sales consulting agreement has a term of one year with a total consideration of $1.3 million. This amount has been fully expensed in the first quarter of 2018.

15.	Subsequent Events

In April 2018, the Company entered into a lease agreement to lease approximately 24,630 additional square feet of office space located in Mountain View, California. The lease expires on the seventh anniversary of the commencement date, and the Company has the option to extend the term of the lease for a period of 5 years.

In April 2018, the Series A convertible preferred stock the Company sold in the March 2018 Direct Registered Offering was converted into common stock (see Note 9).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report filed with the SEC on March 12, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Quarterly Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.

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

The following discussion highlights ViewRay’s results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on ViewRay’s unaudited condensed consolidated financial statements contained in this Quarterly Report, which we have prepared in accordance with U.S. GAAP. You should read the discussion and analysis together with such condensed consolidated financial statements and the related notes thereto.

Company Overview

We design, manufacture and market the ViewRay MRIdian®, the only clinical MR Image-Guided radiation therapy system on the market. The MRIdian combines MRI and external-beam radiation therapy to simultaneously image and treat cancer patients. MRI is a broadly used imaging tool that has the ability to clearly differentiate between types of soft tissue. In contrast, X-ray or computed tomography (CT), the most commonly used imaging technologies in radiation therapy today, are often unable to distinguish soft tissues such as the tumor and critical organs. MRIdian integrates MRI technology, radiation delivery and our proprietary software to locate, target and track soft-tissue tumors, while radiation is delivered. These capabilities allow MRIdian to deliver radiation to the tumor more accurately, while reducing the radiation amount delivered to nearby healthy tissue, as compared to other radiation therapy treatments currently available. We believe this will lead to improved patient outcomes and reduced treatment-related side effects.

There are two generations of the MRIdian: the first generation MRIdian with Cobalt-60 based radiation beams and the second generation MRIdian Linac, with more advanced linear accelerator or ‘linac’ based radiation beams. ViewRay’s MRIdian is a breakthrough that integrates high quality radiation therapy with simultaneous magnetic resonance imaging (MRI).

Both generations of the MRIdian have received 510(k) marketing clearance from the U.S. Food and Drug Administration, or FDA, and permission to affix the Conformité Européene, or CE mark.

•	We received initial 510(k) marketing clearance from the FDA, for our treatment planning and delivery software in January 2011.
•

We received 510(k) marketing clearance for MRIdian, with Cobalt-60 as the radiation source, in May 2012. We received permission to affix the CE mark to MRIdian with Cobalt-60 in November 2014, allowing MRIdian with Cobalt-60 to be sold within the European Economic Area, or EEA. In August 2016, we received regulatory approval from the Japanese Ministry of Health, Labor and Welfare to market MRIdian with Cobalt-60 in Japan. In August 2016, we also received approval from the China Food and Drug Administration to market MRIdian with Cobalt-60 in China.

•

In September 2016, we received the CE mark for the MRIdian Linac (with a linear accelerator as the radiation source) in the EEA. In February 2017, we received 510(k) clearance from the FDA to market MRIdian Linac. In June 2017, we received 510(k) clearance to market RayZR™, our high-resolution beam-shaping multi-leaf collimator, or MLC. We also received MRIdian Linac regulatory approval in Taiwan and Canada in August 2017, and in Israel in November 2017. In March 2018, we received regulatory approval from the Japanese Ministry of Health, Labor and Welfare to market MRIdian Linac in Japan. We are also seeking required MRIdian Linac approvals in other countries such as China.

MRIdian is the first radiation therapy solution that enables simultaneous radiation treatment delivery and real-time MRI imaging of a patient’s internal anatomy.  It generates high-quality images that differentiate between the targeted tumor, surrounding soft tissue and nearby critical organs. MRIdian also records the level of radiation dose that the treatment area has received, enabling physicians to adapt the prescription between treatments, as needed. We believe this improved visualization and accurate dose recording will enable better treatment, improve patient outcomes and reduce side effects.  Key benefits to users and patients include: improved imaging and patient alignment; the ability to adapt the patient’s radiation treatments to changes while the patient is still on the treatment table, or “on-table adaptive treatment planning;” MRI-based motion management; and an accurate recording of the delivered radiation dose.  Physicians have already used MRIdian to treat a broad spectrum of radiation therapy patients with more than 45 different types of cancer, as well as patients for whom radiation therapy was previously not an option.

At March 31, 2018, we had installed eight MRIdian with Cobalt-60 systems and seven MRIdian Linac systems at thirteen cancer centers worldwide (five in the United States and eight outside the United States). One installed MRIdian with Cobalt-60 system was upgraded to Linac in the first quarter of 2018. One other MRIdian with Cobalt-60 system has been delivered and is expected to be installed in 2018 at Edogawa Hospital in Japan. Three MRIdian Linacs have been delivered and are expected to be installed in 2018 at hospitals in Israel, Korea and China.

We currently market MRIdian through a direct sales force in the United States and Canada and are developing a sales force to assist distributors in the rest of the world. We market MRIdian to a broad range of worldwide customers, including university research and teaching hospitals, community hospitals, private practices, government institutions and freestanding cancer centers. As with the traditional linac market, our sales and revenue cycle vary based on the particular customer and can be lengthy, sometimes lasting up to 18 to 24 months (or more) from initial customer contact to order contract execution. Following execution of a sales contract, it generally takes nine to 12 months for a customer to customize an existing facility or construct a new vault. Upon the commencement of installation at a customer’s facility, it typically takes approximately 90 days for us to install MRIdian and perform on-site testing of the system, including the completion of acceptance test procedures.

We generated product, service and distribution rights revenue of $26.2 million and $1.2 million, and had net losses of $4.8 million and $28.0 million, during the three months ended March 31, 2018 and 2017, respectively. $11.8 million of the total $25.4 million product revenue was generated outside the United States for the three months ended March 31, 2018. No product revenue was generated during the three months ended March 31, 2017.

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

Accordingly, we may seek to fund our operations through public or private equity, debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop enhancements to and integrate new technologies into MR Image-Guided radiation therapy systems.

New Orders and Backlog

New orders are defined as the sum of gross product orders, representing MRIdian contract price, recorded during the period. Backlog is the accumulation of all orders for which revenue has not been recognized and which we consider valid. Backlog includes customer deposits or letters of credit, except when the sale is to a customer where a deposit is not deemed necessary or customary. Deposits received are recorded as customer deposit, which is a liability on the balance sheet. Orders may be revised or cancelled according to their terms or upon mutual agreement between the parties. Therefore, it is difficult to predict with certainty the amount of backlog that will ultimately result in revenue. The determination of backlog includes objective and subjective judgment about the likelihood of an order contract becoming revenue. We perform a quarterly review of backlog to verify that outstanding orders in backlog remain valid, and based upon this review, orders that are no longer expected to result in revenue are removed from backlog. Among other criteria we use to determine whether a transaction to be in backlog, we must possess both an outstanding and effective written agreement for the delivery of a MRIdian signed by a customer with a minimum customer deposit or a letter of credit requirement, except when the sale is to a customer where a deposit is not deemed necessary or customary (i.e. sale to a government entity, a large hospital, group of hospitals or cancer care group that has sufficient credit, sales via tender awards, or indirect channel sales that have signed contracts with end-customers). We decide whether to remove an order from our backlog by evaluating the following criteria: changes in customer or distributor plans or financial conditions; the customer’s or distributor’s continued intent and ability to fulfill the order contract; changes to regulatory requirements; the status of regulatory approval required in the customer’s jurisdiction, if any; and other reasons for potential cancellation of order contracts.

During the three months ended March 31, 2018, we received new orders for MRIdian systems, totaling $21.2 million, and based on our backlog review, we removed one order from our backlog. At March 31, 2018, we had total backlog of $195.0 million.

Components of Statements of Operations

Revenue

Product Revenue. Product revenue consists of revenue recognized from sales of MRIdian systems, as well as optional components, such as additional planning workstations and body coils.

Following execution of a sales contract, it generally takes nine to 12 months for a customer to customize an existing facility or construct a new vault for the purchased system. Upon the commencement of installation at a customer’s facility, it typically takes approximately 90 days to complete the installation and on-site testing of the system, including the completion of acceptance test procedures. On-site training takes approximately one week and can be conducted concurrently with installation and acceptance testing. Sales contracts generally include customer deposits upon execution of the agreement, and in certain cases, additional amounts due at shipment or commencement of installation, and final payment due generally upon customer acceptance.

Revenue recognition for MRIdian systems that we install generally occurs when the customer acknowledges that the system operates in accordance with standard product specifications, the customer accepts the installed unit and the control of the system is transferred to the customer. For sales of MRIdian systems for which we are not responsible for installation, revenue is recognized when the entire system is delivered and the control of the system is transferred to the customer.

Service Revenue. Our contract typically includes service warranty at no additional costs for one to two years. In addition, we offer multi-year, post-installation maintenance and support contracts that provide various levels of service support, which enables our customers to select the level of on-going support services, including parts and labor, which they require. These post-installation contracts are for a period of one to five years and provide services ranging from on-site parts and labor, and preventative maintenance to labor only with a longer response time. We also offer technology upgrades to our MRIdian systems, when and if available, for an additional fee. Service revenue is recognized ratably over the term during which the contracted services are provided.

Distribution Rights Revenue.  In December 2014, we entered into a distribution agreement with Itochu Corporation pursuant to which we appointed Itochu as our exclusive distributor for the promotion, sale and delivery of MRIdian products within Japan. In consideration of the exclusive distribution rights granted, we received $4.0 million, which was recorded as deferred revenue and starting in August 2016 is being recognized as distribution rights revenue ratably over the remaining term of the distribution agreement, which expires in December 2024. A time-elapsed method is used to measure progress because the control is transferred evenly over the remaining contractual period.

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, as well as medical device excise tax (in the years to which this is applicable) and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or market inventory, or LCM, adjustments if the carrying value of the inventory is greater than its net realizable value. For strategic reasons, we initially sold our MRIdian systems prior to December 31, 2015 at prices lower than our projected costs to manufacture and install. As we accumulated materials, installation and other costs for these systems, we regularly assessed the carrying value of the related inventory value and recorded charges, or LCM, adjustments to reduce inventory to the lower of cost and net realizable value. The remaining realizable value of inventory was charged to product cost of revenue as those initial sites were completed and accepted. There was no LCM charge for the three months ended March 31, 2018 and 2017.

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

Interest Expense

Interest expense consists primarily of interest and amortization related to our long-term debt facility entered in 2015 from Capital Royalty II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P., or together with their successors by assignment, CRG, and such loan, the CRG Term Loan.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue:
Product	$25,379	$—
Service	692	1,108
Distribution rights	119	119
Total revenue	26,190	1,227
Cost of revenue:
Product	19,711	266
Service	909	776
Total cost of revenue	20,620	1,042
Gross margin	5,570	185
Operating expenses:
Research and development	3,770	2,914
Selling and marketing	3,246	1,072
General and administrative	9,846	7,151
Total operating expenses:	16,862	11,137
Loss from operations	(11,292)	(10,952)
Interest income	2	1
Interest expense	(1,866)	(1,737)
Other income (expense), net	8,342	(15,273)
Loss before provision for income taxes	(4,814)	(27,961)
Provision for income taxes	—	—
Net loss	$(4,814)	$(27,961)

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Product	$25,379	$—	$25,379
Service	692	1,108	(416)
Distribution rights	119	119	-
Total revenue	$26,190	$1,227	$24,963

Total revenue during the three months ended March 31, 2018 increased $25.0 million compared to the three months ended March 31, 2017. The increase was primarily due to a $25.4 million increase in product revenue, which was partially offset by a $0.4 million decrease in service revenue during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Product Revenue. Product revenue increased $25.4 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase is due to the revenue recognized during the three months ended March 31, 2018 related to the installation of four MRIdian Linac systems and one system upgrade.

Service Revenue. Service revenue decreased $0.4 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to additional billings for service provided in a prior period that were recognized in the first quarter of 2017.

Distribution Rights Revenue. Distribution rights revenue remained flat during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. After our receipt of Japanese regulatory approval in August 2016, the revenue is being recognized ratably over the remaining term of the exclusive distribution agreement with Itochu. Therefore, distribution revenue is expected to remain consistent on a quarterly basis.

Cost of Revenue

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Product	$19,711	$266	$19,445
Service	909	776	133
Total cost of revenue	$20,620	$1,042	$19,578

Product Cost of Revenue. Product cost of revenue increased $19.4 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to the delivery and installation of four MRIdian Linac systems and one system upgrade during the three months ended March 31, 2018. Product cost of revenue during the three months ended March 31, 2017 was primarily attributable to warehousing and shipping costs of $0.2 million.

Service Cost of Revenue. Service cost of revenue increased by $0.1 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to more installed units for the three months ended March 31, 2018.

Operating Expenses

	Three Months Ended March 31,
	2018	2,017	Change
	(in thousands)
Research and development	$3,770	$2,914	$856
Selling and marketing	3,246	1,072	2,174
General and administrative	9,846	7,151	2,695
Total operating expenses	$16,862	$11,137	$5,725

Research and Development. Research and development expenses during the three months ended March 31, 2018 increased by $0.9 million, compared to the three months ended March 31, 2017. The increase was primarily attributable to a $0.5 million increase in personnel expense related to a headcount increase from 33 to 40 employees and a $0.3 million increase in consulting fees.

Selling and Marketing. Selling and marketing expenses during the three months ended March 31, 2018 increased $2.2 million, compared to the three months ended March 31, 2017. This increase was primarily attributable to a $1.7 million increase in personnel expense related to a headcount increase from 10 to 19 employees and a $0.2 million increase in trade show expenses.

General and Administrative. General and administrative expenses during the three months ended March 31, 2018 increased $2.7 million, compared to the three months ended March 31, 2017. This increase was primarily attributable to a $2.1 million increase in personnel expense related to a headcount increase from 60 to 98 employees, and a $0.5 million legal settlement fee incurred in the three months ended March 31, 2018.

Interest Expense

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Interest expense	$(1,866)	$(1,737)	$(129)

Interest expense increased slightly during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, mainly due to the increase in effective interest rate as a result of the amendment to the terms of the CRG Term Loan in April 2017, although the loan balance remained the same during both periods.

Other Income (Expense), Net

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Other income (expense), net	$8,342	$(15,273)	$23,615

Other income (expense), net during the three months ended March 31, 2018 consisted primarily of a $8.2 million decrease in the fair value of warrant liability related to the 2017 and 2016 Placement Warrants. Other income (expense), net during the three months ended March 31, 2017 consisted primarily of a $15.2 million increase in the fair value of warrant liability related to the 2017 and 2016 Placement Warrants.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the three months ended March 31, 2018 and 2017, we had net losses of $4.8 million and $28.0 million, respectively. At March 31, 2018 and December 31, 2017, we had an accumulated deficit of $327.4 million and $319.9 million, respectively.

At March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $78.9 million and $57.4 million, respectively. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and/or public or private debt. In January 2017, we issued common stock and warrants to purchase common stock via the 2017 Private Placement for gross proceeds of $26.1 million. In 2017, we also raised aggregate gross proceeds of $40.1 million through our at-the-market offering program in which we sold 6.6 million shares of our common stock at an average sale price of $6.10 per share. In October 2017, we issued common stock in the October 2017 Direct Registered Offering for gross proceeds of $49.9 million. In March 2018, we issued common stock, Series A convertible preferred stock and warrants to purchase common stock in the March 2018 Direct Registered Offering for gross proceeds of $59.1 million. We expect that our existing cash and cash equivalents, together with anticipated cash receipts from sales of MRIdian systems will enable us to conduct our planned operations for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash used in operating activities	$(37,454)	$(11,964)
Cash used in investing activities	$(497)	$(319)
Cash provided by financing activities	$59,478	$47,386

Operating Activities

We have historically experienced negative cash outflows as we developed MRIdian with Cobalt-60 systems, MRIdian Linac and expanded our business. Our primary source of cash flow from operating activities is cash receipts from customers including sales of MRIdian systems and, to a lesser extent, up-front payments from customers. Our primary uses of cash from operating activities are amounts due to vendors for purchased components and employee-related expenditures.

During the three months ended March 31, 2018, cash used in operating activities was $37.5 million, as a result of our net loss of $4.8 million and a $27.2 million net change in our operating assets and liabilities and aggregate non-cash charges of $5.5 million. The net change in our operating assets and liabilities was primarily a result of a change in customer deposits and deferred revenue, inventory, accounts receivable and deposits on purchased inventory, which was partially offset by a change in deferred cost of revenue and accounts payable. Inventory and deposits on purchased inventory increased $12.0 million and $3.0 million, respectively, in anticipation of upcoming shipments and installations of MRIdian systems. Customer deposits and deferred revenue decreased $18.6 million as a result of revenue recognized for the four units of MRIdian system sales and one unit of system upgrade in the first three months of 2018. Accounts receivable increased $5.8 million resulting from the timing of collection. The net change in our operating assets and liabilities were partially offset by a $9.1 million decrease in deferred cost of revenue mainly due to the revenue recognized for the four units of MRIdian system sales and one unit of system upgrade in the first three months of 2018 and $2.1 million increase in accounts payable resulting from the timing of payments. Non-cash charges included a $8.2 million gain related to the change in fair value of the 2017 and 2016 Placement Warrants, which was partially offset by $1.2 million stock-based compensation expense, $0.9 million amortization of debt discount and interest accrual related to the CRG Term Loan and $0.7 million depreciation and amortization expense.

During the three months ended March 31, 2017, cash used in operating activities was $12.0 million as a result of our net loss of $28.0 million and a $1.3 million net change in our operating assets and liabilities, which was partially offset by aggregate non-cash charges of $17.3 million. The net change in our operating assets and liabilities was primarily a result of an increase in customer deposits and deferred revenue, offset by an increase in deferred cost of revenue, increase in deposits on purchased inventory, increase in prepaid expenses and other current assets and an increase in inventory. Customer deposits and deferred revenue increased $5.5 million during the three months ended March 31, 2017 due to deposits received from new sales contracts and the commencement of installation for a customer in the first quarter of 2017. The net change in our operating assets and liabilities was partially offset by a $2.3 million increase in deferred cost of revenue due to the shipment of additional components for MRIdian systems currently being installed, $2.1 million increase in inventory for upcoming shipments and installations of MRIdian systems, $2.0 million increase in deposits on purchased inventory in anticipation of installations of MRIdian systems and $1.7 million increase in prepayments made for deferred sales commission on new sales contracts. Non-cash charges included $15.2 million change in fair value of warrant liability related to the 2017 and 2016 Placement Warrants, $0.8 million amortization of debt discount and interest accrual related to the CRG Term Loan, $0.8 million stock-based compensation and $0.5 million depreciation and amortization expense.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2018 and March 31, 2017 of $0.5 and $0.3 million, respectively resulted from capital expenditures to purchase property and equipment.

Financing Activities

During the three months ended March 31, 2018, financing activities provided $59.5 million in cash, consisting of $59.1 million gross proceeds from the March 2018 Direct Registered Offering and $0.4 million in proceeds from the exercise of stock options.

During the three months ended March 31, 2017, financing activities provided $47.4 million in cash, primarily consisting of $26.1 million gross proceeds from the 2017 Private Placement and $21.9 million gross proceeds from our at-the-market offering program, partially offset by offering costs of $0.4 million paid for our at-the-market offering program and offering costs of $0.2 million paid for our 2016 and 2017 Private Placements.

CRG Term Loan

In June 2015, we entered into the CRG Term Loan for up to $50.0 million, of which $30.0 million was made available to us upon closing with the remaining $20.0 million to be available on or before June 26, 2016 upon meeting certain milestones. We drew down the first $30.0 million on the closing date in June 2015.  In March 2016, the CRG Term Loan was amended with regard to the conditions for borrowing the remaining $20.0 million available under the CRG Term Loan. We achieved one milestone at March 31, 2016 and borrowed an additional $15.0 million in May 2016. In April 2017, we executed an amendment to the CRG Term Loan, which included an extension to the availability of the existing $5.0 million tranche at our option through June 30, 2017, added a $15.0 million tranche of borrowing capacity available at our option through September 30, 2017, extended the interest-only and payment in-kind period, decreased the combined 2016 and 2017 revenue covenant and included a 1.75% increase to the facility fee. In

October 2017, we executed another amendment to the CRG Term Loan, extending the availability of the existing $15.0 million borrowing capacity through December 31, 2017. We did not draw down any amount under the $5.0 million or the $15 million tranches and they have since expired. In February 2018, the CRG Term Loan was amended to decrease the amount of the minimum combined 2016 and 2017 revenue covenant effective December 31, 2017. The CRG Term Loan is subject to financial covenants and is collateralized by essentially all our assets and limits our ability with respect to additional indebtedness, investments or dividends, among other things, subject to customary exceptions.

At March 31, 2018, we had $45.0 million in outstanding debt to CRG, which is repayable through June 26, 2020. The CRG Term Loan bears cash interest at a rate of 12.5% per annum and has an interest-payment-only period through March 31, 2020. We were in compliance with all financial covenants under the CRG Term Loan at March 31, 2018. Additional details regarding the CRG Term Loan are included in the section entitled “Notes to Condensed Consolidated Financial Statements – Note 5” – Debt in the condensed consolidated financial statements.

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

At-The-Market Offering of Common Stock

In January 2017, we filed a registration statement with the SEC which covers the offering, issuance and sale by the registrant of up to a maximum aggregate offering price of $75.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and we entered into a sales agreement with FBR Capital Markets & Co., or FBR, under which we may sell up to $25.0 million of our common shares pursuant to an at-the-market offering program in accordance with Rule 415(a)(4) under the Securities Act. FBR acted as sales agent on a best efforts basis and used commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold by us, consistent with its normal trading and sales practices, on mutually agreed terms between FBR and us. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. In April 2017, we agreed to sell up to an additional $25.0 million of our common stock in accordance with the terms of a sales agreement with FBR and pursuant to an at-the-market offering program in accordance with Rule 415(a)(4) under the Securities Act.

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

During fiscal year 2017, we sold an aggregate of approximately 6.6 million shares of our common stock at an average market price of $6.10 per share under the at-the-market offering program, resulting in aggregate gross proceeds of approximately $40.1 million. No securities were sold under the at-the-market offering program in the first quarter of 2018

October 2017 Direct Registered Offering

In October 2017, we entered into Securities Purchase Agreements pursuant to which we sold an aggregate of 8,382,643 shares of common stock for total gross proceeds of $49.9 million, or the October 2017 Direct Registered Offering. We completed the closing of the October 2017 Direct Registered Offering on October 25, 2017.

March 2018 Direct Registered Offering

In February 2018, we entered into a Securities Purchase Agreement pursuant to which we sold: (i) 4,090,000 shares of our common stock; (ii) 3,000,581 shares of our Series A convertible preferred stock; and (iii) warrants to purchase 1,418,116 shares of common stock, or the 2018 Offering Warrants for total gross proceeds of $59.1 million, or the March 2018 Direct Registered Offering. We completed the closing of the March 2018 Direct Registered Offering on March 5, 2018. The 2018 Offering Warrants have an exercise price of $8.31 per share, became exercisable upon issuance and expire in March 2025.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018 or December 31, 2017.  Additionally, there were no material changes to our contractual obligations described in our Annual Report on Form 10-K filed with the SEC on March 12, 2018.

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

With the exception of the change in revenue recognition policy as a result of the adoption of ASC 606 (see the section entitled Notes to Condensed Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” in the condensed consolidated financial statements), there have been no significant changes to our accounting policies during the three months ended March 31, 2018, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 12, 2018. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Recently Issued and Adopted Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each new standard will have. For the recently issued and adopted accounting standards that we believe may have an impact on our condensed consolidated financial statements, see the section entitled “Notes to Condensed Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” in the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

Borrowings under our long-term debt agreements have fixed interest rates which are collateralized by substantially all of our assets. Because of the fixed interest rate, a hypothetical 100 basis points change in interest rates would have no impact on our borrowing or results of operations.

Foreign Currency Risk

The majority of our international sales contracts are denominated in U.S. dollars. However, we pay certain of our suppliers in a foreign currency under the terms of their supply agreements, and we may pay other suppliers in foreign currency in the future. We do not currently engage in any hedging transactions. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange

Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved and, on our business generally.  In addition, regardless of their merits or their ultimate outcomes, lawsuits and legal proceedings are costly, divert management attention and may materially adversely affect our reputation, even if resolved in our favor.

The information under the caption “Commitments and Contingencies” in Note 6 of the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discuss in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017. If any of the risks discussed in our Annual Report on Form 10-K or any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described in our Annual Report on Form 10-K and the risks described below are not the only risks facing the Company.

Risks Related to Regulatory Matters

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Exhibit	Date Filed	Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws.				X

4.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of ViewRay, Inc	8-K/A	3.1	3/5/18

4.2	Form of Series A Convertible Preferred Stock Certificate	8-K/A	3.2	3/5/18

10.1

Amendment No. 4 to Term Loan Agreement, dated as of February 8, 2018, by and among ViewRay Technologies, Inc. (formerly known as ViewRay Incorporated), Capital Royalty Partners II L.P., Capital Royalty Partners II (Cayman) L.P., Parallel Investment Opportunities Partners II L.P. and CRG Issuer 2015-1.

		10-K	10.23(E)	3/12/18

10.2	Amended and Restated Securities Purchase Agreement dated March 5, 2018 between ViewRay, Inc. and Strong Influence Limited.	10-K	10.40	3/12/18

10.3	Amended and Restated Registration Rights Agreement dated March 5, 2018 between ViewRay, Inc. and Strong Influence Limited.	10-K	10.41	3/12/18

10.4	Warrant Agreement, effective February 25, 2018, by and between ViewRay, Inc. and Strong Influence Limited	10-K	10.42	3/12/18

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101	Interactive Data Files of Financial Statements and Notes.				X

101.INS	Instant Document				X

101.SCH	XBRL Taxonomy Schema Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWRAY, INC.

Dated: May 10, 2018	By:	/s/ Chris A. Raanes
	Name:	Chris A. Raanes
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2018	By:	/s/ Ajay Bansal
	Name:	Ajay Bansal
	Title:	Chief Financial Officer
(Principal Financial Officer)