Form 10-Q
period 2018-06-30
ViewRay, Inc.
filed 2018-08-07
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, the registrant had 75,206,716 shares of common stock, $0.01 par value per share, outstanding.

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

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A, titled “Risk Factors” discussed elsewhere in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIEWRAY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$66,143	$57,389
Accounts receivable	13,563	20,326
Inventory	28,570	19,375
Deposits on purchased inventory	7,542	7,043
Deferred cost of revenue	15,683	13,696
Prepaid expenses and other current assets	5,259	4,862
Total current assets	136,760	122,691
Property and equipment, net	13,587	11,564
Restricted cash	1,181	1,143
Intangible assets, net	68	78
Other assets	917	235
TOTAL ASSETS	$152,513	$135,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,574	$11,014
Accrued liabilities	7,650	7,207
Customer deposits	10,280	17,820
Deferred revenue, current portion	15,540	20,151
Total current liabilities	41,044	56,192
Deferred revenue, net of current portion	4,393	3,238
Long-term debt	44,599	44,504
Warrant liabilities	15,411	22,420
Other long-term liabilities	9,100	7,370
TOTAL LIABILITIES	114,547	133,724
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at June 30, 2018 and December 31, 2017; 75,188,832 and 67,653,974 shares issued and outstanding at June 30, 2018 and December 31, 2017	741	666
Additional paid-in capital	386,610	321,174
Accumulated deficit	(349,385)	(319,853)
TOTAL STOCKHOLDERS’ EQUITY	37,966	1,987
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$152,513	$135,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Product	$15,366	$—	$40,745	$—
Service	958	579	1,650	1,687
Distribution rights	119	119	238	238
Total revenue	16,443	698	42,633	1,925
Cost of revenue:
Product	14,654	328	34,365	594
Service	1,720	498	2,629	1,274
Total cost of revenue	16,374	826	36,994	1,868
Gross margin	69	(128)	5,639	57
Operating expenses:
Research and development	4,389	3,251	8,159	6,165
Selling and marketing	3,394	1,871	6,640	2,943
General and administrative	10,503	7,463	20,349	14,614
Total operating expenses	18,286	12,585	35,148	23,722
Loss from operations	(18,217)	(12,713)	(29,509)	(23,665)
Interest income	2	1	4	2
Interest expense	(1,918)	(1,792)	(3,784)	(3,529)
Other (expense) income, net	(1,857)	6,151	6,485	(9,122)
Loss before provision for income taxes	$(21,990)	$(8,353)	$(26,804)	$(36,314)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(21,990)	$(8,353)	$(26,804)	$(36,314)
Amortization of beneficial conversion feature related to Series A convertible preferred stock	$—	$—	$(2,728)	$—
Net loss attributable to common stockholders, basic and diluted	$(21,990)	$(8,353)	$(29,532)	$(36,314)
Net loss per share, basic and diluted	$(0.30)	$(0.15)	$(0.41)	$(0.67)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	74,531,274	57,230,403	71,776,802	54,540,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,804)	$(36,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,586	1,004
Stock-based compensation	2,873	1,782
Accretion on asset retirement obligation	20	19
Change in fair value of warrant liabilities	(7,009)	9,032
Loss on disposal of property and equipment	—	9
Amortization of debt discount and interest accrual	1,770	1,605
Changes in operating assets and liabilities:
Accounts receivable	6,763	2,380
Inventory	(10,312)	(7,276)
Deposits on purchased inventory	(499)	(2,994)
Deferred cost of revenue	(2,447)	(7,254)
Prepaid expenses and other assets	(1,079)	(2,096)
Accounts payable	(3,383)	1,808
Accrued expenses and other long-term liabilities	679	976
Customer deposits and deferred revenue	(10,996)	13,436
Net cash used in operating activities	(48,838)	(23,883)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,280)	(776)
Net cash used in investing activities	(2,280)	(776)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock private placement, gross	—	26,100
Payment of offering costs related to common stock private placement	—	(300)
Proceeds from at-the-market offering of common stock, gross	278	39,524
Payment of offering costs related to at-the-market offering of common stock	(6)	(1,129)
Proceeds from direct registered offering, gross	59,100	—
Payment of offering costs related to direct registered offering	(177)	—
Proceeds from the exercise of stock options	715	193
Net cash provided by financing activities	59,910	64,388
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,792	39,729
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	58,532	15,341
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$67,324	$55,070
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,014	$1,924
Cash paid for taxes	—	$1
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of property and equipment from inventory and deferred cost of revenue	$1,577	$—
Purchase of property and equipment in accounts payable and accrued expenses	$13	$248
Offering cost in accounts payable and accrued expenses	$—	$6

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

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from public and private offerings of capital stock and available borrowings under its term loan agreement, as well as cash from the sale of its systems and services. These have historically been sufficient to meet working capital needs, capital expenditures, and debt service obligations. During the six months ended June 30, 2018, the Company incurred a net loss of $26.8 million and used cash in operations of $48.8 million. The Company believes that its existing cash balance of $66.1 million as of June 30, 2018, together with anticipated cash receipts from equity financing and sales of MRIdian systems will be sufficient to fund its operations for at least the next 12 months.

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017.

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

Certain customer contracts with distributors do not require ViewRay installation at the customer site, and the distributors typically have their own or engage a qualifying third-party certified technician to perform the installation. For sales of MRIdian systems for which the Company is not responsible for installation, revenue recognition occurs when the entire system is delivered, and the control of the system is transferred to the customer.

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

The following table presents revenue disaggregated by types and geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
U.S.	2018	2017	2018	2017
Product	$6,053	$—	$19,588	$—
Service	502	312	898	1,191
Total U.S. revenue	$6,555	$312	$20,486	$1,191

Outside of U.S. ("OUS")
Product	$9,313	$—	$21,157	$—
Service	456	267	752	496
Distribution rights	119	119	238	238
Total OUS revenue	$9,888	$386	$22,147	$734

Total
Product	$15,366	$—	$40,745	$—
Service	958	579	1,650	1,687
Distribution rights	119	119	238	238
Total revenue	$16,443	$698	$42,633	$1,925

Contract Balances

The timing of revenue recognition, billings and cash collections results in short-term and long-term trade receivables, customer deposit, deferred revenues and deferred cost of revenue on the condensed consolidated balance sheets.

Trade receivables are recorded at the original invoiced amount, net of an estimated allowance for doubtful accounts. Trade credit is generally extended on a short-term basis. The Company occasionally provides for long-term trade credit for its maintenance services so that the period between when the services are rendered to its customers and when the customers pay for that service is within one year. Thus, the Company’s trade receivables do not bear interest or contain significant financing component. Long-term trade receivables of $400 thousand are reported within other assets in the condensed consolidated balance sheets at June 30, 2018. These amounts are billed in accordance with the terms of the customer contracts to which they relate and are expected to be collected three to four years from the date of invoice as the underlying maintenance services are rendered. The Company had no long-term trade receivables at December 31, 2017.

Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for doubtful accounts. The Company generally does not require collateral for trade receivables. Based on the specific customers and the current economic conditions, there was no allowance for doubtful accounts recorded at June 30, 2018 or December 31, 2017.

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

Deferred revenue consists of deferred product revenue and deferred service revenue. Deferred product revenue arises from timing differences between the fulfillment of contract obligations and satisfaction of all revenue recognition criteria consistent with the Company’s revenue recognition policy. Deferred service revenue results from the advance billing for services to be delivered over a period of time. Deferred revenues expected to be realized within one year or normal operating cycle are classified as current liabilities.

Deferred cost of revenue consists of cost for inventory items that have been shipped with title and risk of loss transferred to the customer, but the customer acceptance has not been received. Deferred cost of revenue is included as part of current assets as the corresponding deferred product revenue is expected to be realized within one year or normal operating cycle.

During the three and six months ended June 30, 2018, the Company recognized $6.8 million and $17.9 million revenue that was included in the deferred revenue balance at the beginning of each reporting period. During the three and six months ended June 30, 2017, the Company recognized $673.7 thousand and $735.5 thousand revenue that was included in the deferred revenue balance at the beginning of each reporting period.

Practical Expedients Election

As part of the Company's adoption of ASC 606, the Company elected to use the practical expedient to expense costs to obtain a contract as incurred when the amortization period would have been one year or less, which mainly includes the Company's internal sales force compensation program.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, FASB, issued ASU No. 2016-02, Leases (Topic 842) and issued subsequent amendments to the initial guidance in September 2017 within ASU 2017-13, in January 2018 within ASU 2018-01 and in July 2018 within ASU 2018-11 (collectively, Topic 842). Topic 842 supersedes the Accounting Standards Codification 840, Leases, and requires lessees to recognize all leases, with exception of short-term leases, as a lease liability on the balance sheet. Under this ASU, a lease is defined as a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset which is an asset that represents the lessee’s right to use, or control the use of, a specified asset during the lease term. The ASU also requires additional disclosure about the amount, timing and uncertainty of cash flow from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. As disclosed in Note 6, future minimum payments under noncancelable operating leases are approximately $16.7 million. This new standard will require the present value of these leases to be recorded in the condensed consolidated balance sheets as a right of use asset and lease liability. The Company is continuing to evaluate the impact of this guidance on its condensed consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07 Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is evaluating the impact of this update on its condensed consolidated financial statements.

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

In the first quarter of 2018, the Company adopted ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which included amendments to expand income tax accounting and disclosure guidance pursuant to SEC Staff Accounting Bulletin No. 118, or SAB 118, issued by the SEC in December 2017. SAB 118 provides guidance on accounting for the income tax effects of the Tax Reform Act. Refer to Note 12, Income Taxes for more information and disclosures related to this amended guidance.

3.	Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Prototype	$12,622	$11,929
Machinery and equipment	10,732	7,831
Leasehold improvements	4,327	4,438
Software	1,228	1,142
Furniture and fixtures	588	558
Property and equipment, gross	29,497	25,898
Less: accumulated depreciation and amortization	(15,910)	(14,334)
Property and equipment, net	$13,587	$11,564

Depreciation and amortization expense related to property and equipment were $923 thousand and $532 thousand during the three months ended June 30, 2018 and 2017, respectively; and $1.6 million and $994 thousand during the six months ended June 30, 2018 and 2017, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued payroll and related benefits	$4,049	$3,944
Accrued accounts payable	1,625	2,671
Sales and other tax payable	1,607	149
Accrued legal, accounting and professional fees	313	322
Other	56	121
Total accrued liabilities	$7,650	$7,207

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Deferred revenue:
Product	$11,917	$18,861
Services	4,908	1,182
Distribution rights	3,108	3,346
Total deferred revenue	19,933	23,389
Less: current portion of deferred revenue	(15,540)	(20,151)
Noncurrent portion of deferred revenue	$4,393	$3,238

Other Long-Term Liabilities

	June 30, 2018	December 31, 2017

Accrued interest, noncurrent portion	$7,894	$6,218
Deferred rent, noncurrent portion	378	167
Other	828	985
Total other-long term liabilities	$9,100	$7,370

4.	Fair Value of Financial Instruments

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at June 30, 2018 and December 31, 2017. Level 3 liabilities that are measured on a recurring basis consist of the 2017 and 2016 Placement Warrants, as described in Note 8. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 10).

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other income (expense), net in the condensed consolidated statements of operations. During the three and six months ended June 30, 2018, the Company recorded a loss of $1.2 million and a gain of $7.0 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. During the three and six months ended June 30, 2017, the Company recorded a gain of $6.2 million and a loss of $9.0 million in other income (expense) within the statement of operations, respectively, related to the change in fair value of the 2017 and 2016 Placements Warrants. There have been no transfers between Level 1, Level 2 and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At June 30, 2018
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$8,582	$8,582
2016 Placement Warrants Liability	—	—	6,829	6,829
Total	$—	$—	$15,411	$15,411

	At December 31, 2017
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$12,487	$12,487
2016 Placement Warrants Liability	—	—	9,933	9,933
Total	$—	$—	$22,420	$22,420

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

	Six Months Ended June 30,
	2018	2017
Fair value, beginning of period	$22,420	$2,723
Issuance of 2017 Placement Warrants	—	3,373
Change in fair value of Level 3 financial liabilities	(7,009)	9,032
Fair value, end of period	$15,411	$15,128

5.	Debt

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

The CRG Term Loan is subject to a prepayment penalty of: 3% on the outstanding balance during the first 12 months following the funding of the Term Loan; 2% on the outstanding balance after year 1 but on or before year 2; 1% on the outstanding balance after year 2 but on or before year 3; and 0% on the outstanding loan if prepaid after year 3 thereafter until maturity. The Term Loan is also subject to a facility fee of 7% based on the sum of the amount drawn and any outstanding payment in-kind interest payable on the maturity date or the date the Term Loan becomes due. All direct financing costs were accounted for as a discount on the CRG Term Loan and will be amortized to interest expense during the life of the loan using the effective interest method. The CRG Term Loan is subject to financial covenants and is collateralized by essentially all assets of the Company and limits its ability with respect to additional indebtedness, investments or dividends, among other things, subject to customary exceptions.

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

At June 30, 2018, the Company had $45.0 million in outstanding debt and $5.9 million in deferred payment in-kind interest to CRG and was in compliance with all financial covenants under the CRG Term Loan.

6.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakwood Village, Ohio and Mountain View, California under noncancelable operating leases. In April 2018, the Company entered into a lease agreement to lease additional office space located in Mountain View, California. The lease expires on the seventh anniversary of the commencement date, and the Company has the option to extend the term of the lease for a period of up to five years. In June 2018, the Company entered into an amendment to the existing Mountain View lease, extending the term of the original lease for a period of 68 months, and the extended lease expires on July 31, 2025.

At June 30, 2018, the future minimum payments for the operating leases are as follows (in thousands):

Year Ending December 31,	Future Minimum Payments
The remainder of 2018	$746
2019	2,039
2020	2,321
2021	2,391
2022	2,463
Thereafter	6,709
Total future minimum payments	$16,669

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for legal proceedings when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. At June 30, 2018 and December 31, 2017, the Company was not involved in any material legal proceedings.

Purchase Commitments

At June 30, 2018 and December 31, 2017, the Company had no outstanding firm purchase commitments.

7.	Distribution Agreement

In December 2014, the Company entered into a distribution agreement with Itochu Corporation, or Itochu, a Japanese entity, pursuant to which the Company appointed Itochu as its exclusive distributor for the sale and delivery of the Company’s MRIdian products within Japan. The exclusive distribution agreement has an initial term of 10 years from December 2014 and contains features customary in these types of distribution agreements. Under this distribution agreement, the Company will supply its products and services to Itochu based upon the Company’s then-current pricing.  In consideration of the exclusive distribution rights granted, Itochu agreed to pay a distribution fee of $4.0 million in three installments: (i) the first installment of $1.0 million was due upon execution of the distribution agreement; (ii) the second installment of $1.0 million was due within 10 business days following submission of the application for regulatory approval of the Company’s product to the Japan regulatory authority; and (iii) the final installment of $2.0 million was due within 10 business days following receipt of approval for the Company’s product from the Japanese Ministry of Health, Labor and Welfare. The distribution fee paid by Itochu was refundable if the Company failed to obtain the approval from the Japan regulatory authority before December 31, 2017. The first and second installments of $2.0 million in aggregate were received in December 2014 and December 2015, respectively. In August 2016, the Company received the third and final $2.0 million installment upon the receipt of regulatory approval to market MRIdian in Japan. The entire $4.0 million distribution fee received was reclassified to deferred revenue as it was no longer refundable. In August 2016, the Company started recognizing distribution rights revenue ratably over the remaining term of the exclusive distribution agreement of approximately 8.5 years. A time-elapsed method is used to measure progress because the control is transferred evenly over the remaining contractual period. The distribution rights revenue was $119 thousand for each of the three months ended June 30, 2018 and 2017, and $238 thousand for each of the six months ended June 30, 2018, and 2017.

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

In fiscal year 2017, the Company sold an aggregate of 6,575,062 shares of its common stock at an average market price of $6.10 per share, resulting in aggregate gross proceeds of approximately $40.1 million. During the six months ended June 30, 2018, the Company sold an aggregate of 33,097 shares of its common stock at an average market price of $8.41 per share, resulting in aggregate gross proceeds of approximately $0.3 million.

9. Convertible Preferred Stock

In March 2018, the Company issued 3,000,581 shares of Series A convertible preferred stock to an existing investor through the 2018 Direct Registered Offering at a price of $8.31per share (see Note 8). At the date of the financing, because the effective conversion rate of the preferred stock was less than the market value of the Company’s common stock, a beneficial conversion feature of $2.7 million has been recorded as a discount to the convertible preferred stock and an increase to additional paid in capital. Because the preferred stock was perpetual and convertible at the option of the holder at any time, the Company fully amortized the discount related to the beneficial conversion feature as a deemed dividend which was recognized as an increase to accumulated deficit and net loss attributable to common stockholders. Effective on April 19, 2018, all outstanding shares of Series A convertible preferred stock were converted into shares of common stock at a conversion ratio of 1:1. Further, in May 2018, the Company filed a Certificate of Elimination of the Series A Convertible Preferred Stock de-authorizing the 3,000,581 shares of Series A convertible preferred stock. The Company had no outstanding preferred stock as of June 30, 2018.

10. Warrants

Equity Classified Common Stock Warrants

In connection with a debt financing in December 2013, the Company issued warrants to purchase 128,231 shares of its common stock with an exercise price of $5.84 per share. These warrants are exercisable any time at the option of the holder until December 16, 2023. None of these warrants had been exercised and they all remained outstanding at June 30, 2018.

In connection with the merger of the Company and ViewRay Technologies, Inc. in July 2015, or the Merger, in July and August 2015, the Company conducted a private placement offering during which the Company issued warrants, or 2015 Placement Warrants, that provide the warrant holder the right to purchase 198,760 shares of common stock at an exercise price of $5.00 per share. These 2015 Placement Warrants are exercisable at any time at the option of the holder until the five-year anniversary of its date of issuance. In June 2018, the Company issued 1,773 shares of its common stock upon the net exercise of 5,498 shares of 2015 Placements Warrants. The remaining 193,262 shares of 2015 Placement Warrants were outstanding at June 30, 2018.

In connection with the March 2018 Direct Registered Offering, the Company issued warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share, or the 2018 Offering Warrants. These 2018 Offering Warrants became exercisable upon issuance and expire in March 2025. None of the 2018 Offering Warrants had been exercised and they all remained outstanding at June 30, 2018.

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

During the three and six months ended June 30, 2018, the Company recorded a loss of $0.5 million and a gain of $3.1 million, respectively, related to the change in fair value of the 2016 Placement Warrants. During the three and six months ended June 30, 2017, the Company recorded a gain of $2.8 million and a loss of $4.0 million, respectively, related to the change in fair value of the 2016 Placement Warrants. The fair value of the 2016 Placement Warrants of $6.8 million and $9.9 million at June 30, 2018 and December 31, 2017, respectively, was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	June 30, 2018	December 31, 2017
2016 Placement Warrant:
Expected term (in years)	5.2	5.7
Expected volatility	59.8%	62.1%
Risk-free interest rate	2.7%	2.2%
Expected dividend yield	0%	0%

At June 30, 2018, 1,355,641 shares of the 2016 Placement Warrants had not been exercised and were still outstanding.

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

During the three and six months ended June 30, 2018, the Company recorded a loss of $0.7 million and a gain of $3.9 million, respectively, related to the change in fair value of the 2017 Placement Warrants. During the three and six months ended June 30, 2017, the Company recorded a gain of $3.4 million and a loss of $5.0 million, respectively, related to the change in fair value of the 2017 Placement Warrants. The fair value of the 2017 Placement Warrants of $8.6 million and $12.5 million at June 30, 2018 and December 31, 2017, respectively, was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	June 30, 2018	December 31, 2017
2017 Placement Warrant:
Expected term (in years)	5.6	6.1
Expected volatility	60.0%	62.3%
Risk-free interest rate	2.8%	2.3%
Expected dividend yield	0%	0%

At June 30, 2018, 1,711,123 shares of the 2017 Placement Warrants had not been exercised and were still outstanding.

11.	Stock-Based Compensation

A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at December 31, 2017	969,783	8,592,747	$3.69	7.4	$47,864
Additional options authorized	2,706,158	—
Options granted	(2,003,229)	2,003,229	7.15
Options exercised	—	(396,939)	1.80
Options canceled	155,459	(155,459)	5.41
Balance at June 30, 2018	1,828,171	10,043,578	$4.43	7.6	$25,933
Vested and exercisable at June 30, 2018		5,411,367	$3.08	6.4	$21,106
Vested and expected to vest at June 30, 2018		9,701,142	$4.38	7.6	$25,536

The weighted-average grant date fair value of options granted to employees was $4.18 and $3.13 per share during the six months ended June 30, 2018 and 2017, respectively. The grant date fair value of options vested was $2.5 million and $1.9 million during the six months ended June 30, 2018 and 2017, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $2.2 million and $1.5 million during the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, total unrecognized compensation cost related to stock-based awards granted to employees, net of estimated forfeitures, was $14.8 million which is expected to be recognized over a weighted-average period of 3.0 years.

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

The fair value of employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2018	2017
Expected term (in years)	6.0	6.0
Expected volatility%	61.2%	67.1%
Risk-free interest rate%	2.8%	2.1%
Expected dividend yield%	0.0%	0.0%

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

In September 2016 and November 2017, the Company granted 112,578 shares and 43,554 shares of RSUs, to its board members and these RSUs had a grant-date fair value of $3.58 and $8.02 per share, respectively. 18,964 shares of these RSUs with a grant-date fair value of $3.58 per share were released in December 2017 in connection with the resignation of one board member. In connection with the departure of two board members in June 2018, 34,502 shares of RSUs with a grant date fair value of $3.58 per share and 12,467 shares of RSUs with a grant date fair value of $8.02 per share are expected to be released in the third quarter of fiscal 2018.

In November 2017, the Company granted 12,468 shares of RSUs with a grant-date fair value of $8.02 per share to one executive officer upon his termination. These RSUs were fully vested upon issuance and were released in the first quarter of fiscal 2018.

For the six months ended June 30, 2018 and 2017, no RSUs were issued and no stock-based compensation expense related to RSUs was recorded in the accompanying condensed consolidated statements of operations.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$347	$216	$550	$381
Selling and marketing	194	72	321	123
General and administrative	1,142	725	2,002	1,278
Total stock-based compensation expense	$1,683	$1,013	$2,873	$1,782

During the three and six months ended June 30, 2018 and 2017, there were no stock-based compensation expenses capitalized as a component of inventory or recognized in cost of revenue. Stock-based compensation relating to stock-based awards granted to consultants were insignificant during the three and six months ended June 30, 2018 and 2017.

12.	Income Tax

The Tax Cuts and Jobs Act, or the 2017 Tax Act, was enacted on December 22, 2017. Among various provisions, the 2017 Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s 2017 financial results reflected the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was incomplete, but a reasonable estimate could be determined. Upon completion of our 2017 U.S. income tax return in the current year, we may identify additional remeasurement adjustments to our recorded deferred tax assets. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118. For the quarter ended June 30, 2018, we have not made any adjustments to the provisional amounts recorded at December 31, 2017.

Due to the current operating losses, the Company recorded zero income tax expense during the six months ended June 30, 2018 and 2017, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any foreign operations. The federal and state effective tax rate is approximately 22%.

Due to the Company’s history of cumulative losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, the Company’s deferred tax assets, which includes net operating loss, or NOL, carryforwards and tax credits related primarily to research and development continue to be subject to a valuation allowance as of June 30, 2018. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had unrecognized tax benefits of $1.3 million and $1.1 million at June 30, 2018 and December 31, 2017, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. At June 30, 2018, and December 31, 2017, there were no accrued interest and penalties related to uncertain tax positions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Series A convertible preferred stock (if converted)	593,522	—	746,001	—
Options to purchase common stock	9,714,129	8,006,323	9,157,418	7,561,888
Common stock warrants	4,811,629	3,428,248	4,315,410	3,266,653
Restricted stock units	134,587	110,494	135,878	111,530
Total	15,253,867	11,545,065	14,354,707	10,940,071

14.	Related Party Transactions

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

Company Overview

We design, manufacture and market the ViewRay MRIdian®. The MRIdian combines MRI and external-beam radiation therapy to simultaneously image and treat cancer patients. MRI is a broadly used imaging tool that has the ability to clearly differentiate between types of soft tissue. In contrast, X-ray or computed tomography (CT), the most commonly used imaging technologies in radiation therapy today, are often unable to distinguish soft tissues such as the tumor and critical organs. MRIdian integrates MRI technology, radiation delivery and our proprietary software to locate, target and track soft-tissue tumors, while radiation is delivered. These capabilities allow MRIdian to deliver radiation to the tumor more accurately, while reducing the radiation amount delivered to nearby healthy tissue, as compared to other radiation therapy treatments currently available. We believe this will lead to improved patient outcomes and reduced treatment-related side effects.

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

MRIdian is the first radiation therapy solution that enables simultaneous radiation treatment delivery and real-time MRI imaging of a patient’s internal anatomy.  It generates high-quality images that differentiate between the targeted tumor, surrounding soft tissue and nearby critical organs. MRIdian also records the level of radiation dose that the treatment area has received, enabling physicians to adapt the prescription between treatments, as needed. We believe this improved visualization and accurate dose delivery will enable better treatment, improve patient outcomes and reduce side effects.  Key benefits to users and patients include: improved imaging and patient alignment; the ability to adapt the patient’s radiation treatments to changes while the patient is still on the treatment table, or “on-table adaptive treatment planning”; MRI-based motion management; and an accurate recording of the delivered radiation dose.  Physicians have already used MRIdian to treat a broad spectrum of radiation therapy patients with more than 45 different types of cancer, as well as patients for whom radiation therapy was previously not an option.

At June 30, 2018, we had seven MRIdian with Cobalt-60 systems and ten MRIdian Linac systems at fifteen cancer centers worldwide (eight in the United States and seven outside the United States). One MRIdian with Cobalt-60 system has been delivered and is being installed in 2018 in Japan. Four MRIdian Linacs have been delivered and are expected to be installed in 2018 and 2019.

We currently market MRIdian through a direct sales force in North America and are developing a sales force to assist distributors in the rest of the world. We market MRIdian to a broad range of worldwide customers, including university research and teaching hospitals, community hospitals, private practices, government institutions and freestanding cancer centers. As with the traditional linac market, our sales and revenue cycle vary based on the particular customer and can be lengthy, sometimes lasting up to 18 to 24 months (or more) from initial customer contact to order contract execution. Following execution of a sales contract, it generally takes nine to 12 months for a customer to customize an existing facility or construct a new vault. Upon the commencement of installation at a customer’s facility, it typically takes approximately 90 days for us to install MRIdian and perform on-site testing of the system, including the completion of acceptance test procedures.

We generated total revenue of $16.4 million and $0.7 million, and had net losses of $22.0 million and $8.4 million, during the three months ended June 30, 2018 and 2017, respectively. We generated total revenue of $42.6 million and $1.9 million, and net losses of $26.8 million and $36.3 million, during the six months ended June 30, 2018 and 2017, respectively. Of the total product revenue, $9.3 million and $21.2 million were generated outside the United States for the three and six months ended June 30, 2018. No product revenue was generated during the three and six months ended June 30, 2017.

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

New Orders and Backlog

New orders are defined as the sum of gross product orders, representing MRIdian contract price, recorded during the period. Backlog is the accumulation of all orders for which revenue has not been recognized and which we consider valid. Backlog includes customer deposits or letters of credit, except when the sale is to a customer where a deposit is not deemed necessary or customary. Deposits received are recorded as customer deposit, which is a liability on the balance sheet. Orders may be revised or cancelled according to their terms or upon mutual agreement between the parties. Therefore, it is difficult to predict with certainty the amount of backlog that will ultimately result in revenue. The determination of backlog includes objective and subjective judgment about the likelihood of an order contract becoming revenue. We perform a quarterly review of backlog to verify that outstanding orders in backlog remain valid, and based upon this review, orders that are no longer expected to result in revenue are removed from backlog. Among other criteria we use to determine whether a transaction to be in backlog, we must possess both an outstanding and effective written agreement for the delivery of a MRIdian signed by a customer with a minimum customer deposit or a letter of credit requirement, except when the sale is to a customer where a deposit is not deemed necessary or customary (i.e. sale to a government entity, a large hospital, group of hospitals or cancer care group that has sufficient credit, sales via tender awards, or indirect channel sales that have signed contracts with end-customers). We decide whether to remove or add back an order from or to our backlog by evaluating the following criteria: changes in customer or distributor plans or financial conditions; the customer’s or distributor’s continued intent and ability to fulfill the order contract; changes to regulatory requirements; the status of regulatory approval required in the customer’s jurisdiction, if any; and other reasons for potential cancellation of order contracts.

During the six months ended June 30, 2018, we received new orders for MRIdian systems totaling $55.8 million. At June 30, 2018, we had total backlog of $199.7 million.

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

Distribution Rights Revenue.  In December 2014, we entered into a distribution agreement with Itochu Corporation pursuant to which we appointed Itochu as our exclusive distributor for the promotion, sale and delivery of MRIdian products within Japan. In consideration of the exclusive distribution rights granted, we received $4.0 million, which was recorded as deferred revenue and since August 2016, distribution rights revenue has been recognized ratably over the remaining term of the distribution agreement, which expires in December 2024. A time-elapsed method is used to measure progress because the control is transferred evenly over the remaining contractual period.

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, as well as medical device excise tax and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or market inventory, or LCM, adjustments if the carrying value of the inventory is greater than its net realizable value. There was no LCM charge for the six months ended June 30, 2018 and 2017.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue:
Product	$15,366	$—	$40,745	$—
Service	958	579	1,650	1,687
Distribution rights	119	119	238	238
Total revenue	16,443	698	42,633	1,925
Cost of revenue:
Product	14,654	328	34,365	594
Service	1,720	498	2,629	1,274
Total cost of revenue	16,374	826	36,994	1,868
Gross margin	69	(128)	5,639	57
Operating expenses:
Research and development	4,389	3,251	8,159	6,165
Selling and marketing	3,394	1,871	6,640	2,943
General and administrative	10,503	7,463	20,349	14,614
Total operating expenses:	18,286	12,585	35,148	23,722
Loss from operations	(18,217)	(12,713)	(29,509)	(23,665)
Interest income	2	1	4	2
Interest expense	(1,918)	(1,792)	(3,784)	(3,529)
Other (expense) income, net	(1,857)	6,151	6,485	(9,122)
Loss before provision for income taxes	(21,990)	(8,353)	(26,804)	(36,314)
Provision for income taxes	—	—	—	—
Net loss	$(21,990)	$(8,353)	$(26,804)	$(36,314)

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Product	$15,366	$—	$15,366
Service	958	579	379
Distribution rights	119	119	-
Total revenue	$16,443	$698	$15,745

Total revenue during the three months ended June 30, 2018 increased $15.7 million compared to the three months ended June 30, 2017. The increase was primarily due to a $15.3 million increase in product revenue and a $0.4 million increase in service revenue during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Product Revenue. Product revenue increased $15.3 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase is due to the revenue recognized during the three months ended June 30, 2018 related to the installation and delivery of three MRIdian Linac systems.

Service Revenue. Service revenue increased $0.4 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to more installed units to service since June 30, 2017.

Distribution Rights Revenue. Distribution rights revenue remained flat during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Since our receipt of Japanese regulatory approval in August 2016, the distribution rights revenue from our exclusive distribution agreement with Itochu has been recognized ratably over its remaining term. Therefore, distribution rights revenue is expected to remain consistent on a quarterly basis.

Cost of Revenue

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Product	$14,654	$328	$14,326
Service	1,720	498	1,222
Total cost of revenue	$16,374	$826	$15,548

Product Cost of Revenue. Product cost of revenue increased $14.3 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily due to the delivery and installation of three MRIdian Linac systems and write down of $2.7 million MRIdian Cobalt related inventory and deposits on purchased inventory during the three months ended June 30, 2018.

Service Cost of Revenue. Service cost of revenue increased by $1.2 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to more installed units to service for the three months ended June 30, 2018.

Operating Expenses

	Three Months Ended June 30,
	2018	2,017	Change
	(in thousands)
Research and development	$4,389	$3,251	$1,138
Selling and marketing	3,394	1,871	1,523
General and administrative	10,503	7,463	3,040
Total operating expenses	$18,286	$12,585	$5,701

Research and Development. Research and development expenses during the three months ended June 30, 2018 increased by $1.1 million, compared to the three months ended June 30, 2017. The increase was primarily attributable to a $0.6 million increase in personnel expense related to an increase in headcount, a $0.3 million increase in product development cost and a $0.2 million increase in facilities costs.

Selling and Marketing. Selling and marketing expenses during the three months ended June 30, 2018 increased $1.5 million, compared to the three months ended June 30, 2017. This increase was primarily attributable to a $1.1 million increase in personnel expense related to an increase in headcount and a $0.2 million increase in consulting fees to support our growing sales organization.

General and Administrative. General and administrative expenses during the three months ended June 30, 2018 increased $3.0 million, compared to the three months ended June 30, 2017. This increase was primarily attributable to a $2.1 million increase in personnel expense related to an increase in headcount, a $0.4 million increase in legal expenses, and a $0.4 million increase in depreciation expenses due to increases in capital expenditures as a result of business expansion.

Interest Expense

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Interest expense	$(1,918)	$(1,792)	$(126)

Interest expense increased slightly during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, mainly due to the increase in loan balance under the effective interest rate method, including deferred payment in-kind interest to CRG, although the nominal loan balance remained the same during both periods.

Other (Expense)Income, Net

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Other (expense) income, net	$(1,857)	$6,151	$(8,008)

Other (expense) income, net during the three months ended June 30, 2018 consisted primarily of a $1.2 million change in the fair value of warrant liability related to the 2017 and 2016 Placement Warrants, and $0.4 million foreign exchange losses. Other income (expense), net during the three months ended June 30, 2017 consisted primarily of a $6.2 million change in the fair value of warrant liability related to the 2017 and 2016 Placement Warrants.

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenue

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Product	$40,745	$-	$40,745
Service	1,650	1,687	(37)
Distribution rights	238	238	-
Total revenue	$42,633	$1,925	$40,708

Total revenue during the six months ended June 30, 2018 increased $40.7 million compared to the six months ended June 30, 2017. The increase was primarily due to a $40.7 million increase in product revenue during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Product Revenue. Product revenue during the six months ended June 30, 2018 increased $40.7 million compared to the six months ended June 30, 2017. The increase is due to the revenue recognized related to the delivery and installation of seven MRIdian Linac systems and one system upgrade during the six months ended June 30, 2018 as compared to no deliveries, installations or system upgrades during the six months ended June 30, 2017.

Service Revenue. Service revenue slightly decreased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Service revenue is recognized ratably over the service term. The higher revenue for the six months ended June 30, 2017 was mainly attributable to additional billings for service provided in a prior period that were recognized in the first quarter of 2017.

Distribution Rights Revenue. Distribution rights revenue remained flat during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Since our receipt of Japanese regulatory approval in August 2016, the distribution rights revenue from our exclusive distribution agreement with Itochu has been recognized ratably over its remaining term. Therefore, distribution rights revenue is expected to remain consistent on a quarterly basis.

Cost of Revenue

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Product	$34,365	$594	$33,771
Service	2,629	1,274	1,355
Total cost of revenue	$36,994	$1,868	$35,126

Product Cost of Revenue. Product cost of revenue increased $33.8 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily due to the delivery and installation of seven MRIdian Linac systems and one system upgrade and write down of $2.9 million MRIdian Cobalt related inventory and deposits on purchased inventory during the six months ended June 30, 2018, as compared to no deliveries, installations or system upgrades during the six months ended June 30, 2017.

Service Cost of Revenue. Service cost of revenue increased by $1.4 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to timing of services and more units installed during the six months ended June 30, 2018.

Operating Expenses

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Research and development	$8,159	$6,165	$1,994
Selling and marketing	6,640	2,943	3,697
General and administrative	20,349	14,614	5,735
Total operating expenses	$35,148	$23,722	$11,426

Research and Development. Research and development expenses during the six months ended June 30, 2018 increased by $2.0 million, compared to the six months ended June 30, 2017. The increase was primarily attributable to a $1.1 million increase in personnel expense related to an increase in headcount, a $0.4 million increase in facilities costs and a $0.2 million increase in travel expense.

Selling and Marketing. Selling and marketing expenses during the six months ended June 30, 2018 increased by $3.7 million compared to the six months ended June 30, 2017. This increase was primarily attributable to a $2.9 million increase in personnel expense related to an increase in headcount, a $0.3 million increase in travel expenses and a $0.2 million increase in consulting fees to support our growing sales organization.

General and Administrative. General and administrative expenses during the six months ended June 30, 2018 increased $5.7 million compared to the six months ended June 30, 2017. This increase was primarily attributable to a $4.0 million increase in personnel expense related to an increase in headcount, a $1.1 million increase in legal expense, and a $0.5 million increase in depreciation expenses due to increases in capital expenditures as result of business expansion.

Interest Expense

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Interest expense	$(3,784)	$(3,529)	$(255)

Interest expense increased slightly during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, mainly due to the increase in effective interest rate as a result of the amendment to the terms of the CRG Term Loan in April 2017, increase in loan balance under the effective interest rate method, including deferred payment in-kind interest to CRG, although the nominal loan balance remained the same during both periods.

Other Income (Expense), Net

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Other income (expense), net	$6,485	$(9,122)	$15,607

Other income (expense), net during the six months ended June 30, 2018 consisted primarily of a $7.0 million change in the fair value of warrant liability related to the 2017 and 2016 Placement Warrants, partially offset by $0.4 million in foreign exchange losses. Other income (expense), net during the six months ended June 30, 2017 consisted primarily of a $9.0 million change in the fair value of warrant liability related to the 2017 and 2016 Placement Warrants.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the six months ended June 30, 2018 and 2017, we had net losses of $26.8 million and $36.3 million, respectively. At June 30, 2018 and December 31, 2017, we had an accumulated deficit of $349.4 million and $319.9 million, respectively.

At June 30, 2018 and December 31, 2017, we had cash and cash equivalents of $66.1 million and $57.4 million, respectively. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed and delivered. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and/or public or private debt. In January 2017, we issued common stock and warrants to purchase common stock via the 2017 Private Placement for gross proceeds of $26.1 million. In 2017, we also raised aggregate gross proceeds of $40.1 million through our at-the-market offering program in which we sold 6.6 million shares of our common stock at an average sale price of $6.10 per share. In October 2017, we issued common stock in the October 2017 Direct Registered Offering for gross proceeds of $49.9 million. In March 2018, we issued common stock, Series A convertible preferred stock and warrants to purchase common stock in the March 2018 Direct Registered Offering for gross proceeds of $59.1 million. In May 2018, we also raised aggregate gross proceeds of $0.3 million through our at-the-market offering program under which we sold 33,097 shares of our common stock at an average sale price of $8.41 per share. We expect that our existing cash and cash equivalents, together with anticipated cash receipts from equity financings and sales of MRIdian systems will enable us to conduct our planned operations for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash used in operating activities	$(48,838)	$(23,883)
Cash used in investing activities	$(2,280)	$(776)
Cash provided by financing activities	$59,910	$64,388

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

During the six months ended June 30, 2018, cash used in operating activities was $48.8 million, as a result of our net loss of $26.8 million, a $21.3 million net change in our operating assets and liabilities, and the aggregate non-cash charges of $0.7 million. The net change in our operating assets and liabilities was primarily a result of a change in inventory and deposits on purchased inventory, deferred cost of revenue, customer deposits and deferred revenue, and accounts payable, which was partially offset by a change in accounts receivable. Inventory and deposits on purchased inventory increased $10.3 million and $0.5 million, in anticipation of upcoming shipments and installations of MRIdian systems. Deferred cost of revenue increased $2.4 million primarily due to the shipment of additional components from MRIdian systems currently being installed. Customer deposits and deferred revenue decreased $11.0 million as a result of revenue recognized for the seven units of MRIdian system sales and one unit of system upgrade partially offset by additional accrual for the units currently being installed in the first six months of 2018. Accounts payable decreased $3.4 million resulting from the timing of payment. The net change in our operating assets and liabilities were partially offset by a $6.8 million decrease in accounts receivable resulting from the timing of collection. Non-cash charges included a $7.0 million gain related to the change in fair value of the 2017 and 2016 Placement Warrants, offset by $2.9 million stock-based compensation expense, $1.8 million amortization of debt discount and interest accrual related to the CRG Term Loan, and $1.6 million depreciation and amortization expense.

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

Investing Activities

Cash used in investing activities during the six months ended June 30, 2018 and June 30, 2017 of $2.3 and $0.8 million, respectively, resulted from capital expenditures to purchase property and equipment.

Financing Activities

During the six months ended June 30, 2018, financing activities provided $59.9 million in cash, consisting of $59.1 million gross proceeds from the March 2018 Direct Registered Offering, $0.3 million gross proceeds from our at-the-market offering program and $0.7 million in proceeds from the exercise of stock options, partially offset by offering costs of $0.2 million from the March 2018 Direct Registered Offering.

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

CRG Term Loan

In June 2015, we entered into the CRG Term Loan for up to $50.0 million, of which $30.0 million was made available to us upon closing with the remaining $20.0 million to be available on or before June 26, 2016 upon meeting certain milestones. We drew down the first $30.0 million on the closing date in June 2015.  In March 2016, the CRG Term Loan was amended with regard to the conditions for borrowing the remaining $20.0 million available under the CRG Term Loan. We achieved one milestone at March 31, 2016 and borrowed an additional $15.0 million in May 2016. In April 2017, we executed an amendment to the CRG Term Loan, which included an extension to the availability of the existing $5.0 million tranche at our option through June 30, 2017, added a $15.0 million tranche of borrowing capacity available at our option through September 30, 2017, extended the interest-only and payment in-kind period, decreased the combined 2016 and 2017 revenue covenant and included a 1.75% increase to the facility fee. In October 2017, we executed another amendment to the CRG Term Loan, extending the availability of the existing $15.0 million borrowing capacity through December 31, 2017. We did not draw down any amount under the $5.0 million or the $15.0 million tranches and they have since expired. In February 2018, the CRG Term Loan was amended to decrease the amount of the minimum combined 2016 and 2017 revenue covenant effective December 31, 2017. The CRG Term Loan is subject to financial covenants and is collateralized by essentially all our assets and limits our ability with respect to additional indebtedness, investments or dividends, among other things, subject to customary exceptions.

At June 30, 2018, we had $45.0 million in outstanding debt to CRG, which is repayable through June 26, 2020. The CRG Term Loan bears cash interest at a rate of 12.5% per annum and has an interest-payment-only period through March 31, 2020. We were in compliance with all financial covenants under the CRG Term Loan at June 30, 2018. Additional details regarding the CRG Term Loan are included in the section entitled “Notes to Condensed Consolidated Financial Statements – Note 5 – Debt” in the condensed consolidated financial statements.

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

During fiscal year 2017, we sold an aggregate of approximately 6.6 million shares of our common stock at an average market price of $6.10 per share under the at-the-market offering program, resulting in aggregate gross proceeds of approximately $40.1 million. During the six months ended June 30, 2018, we sold 33,097 shares of our common stock at an average market price of $8.41 under the at-the-market offering program, resulting in aggregate gross proceeds of approximately $0.3 million.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018 or December 31, 2017. Additionally, there were no material changes to our contractual obligations described in our Annual Report on Form 10-K filed with the SEC on March 12, 2018, except for the change to operating lease obligation due to new and amended operating leases. See the section entitled “Notes to Condensed Consolidated Financial Statements – Note 6 – Commitments and Contingencies” in the condensed consolidated financial statements.

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

With the exception of the change in revenue recognition policy as a result of the adoption of ASC 606 (see the section entitled Notes to Condensed Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” in the condensed consolidated financial statements), there have been no significant changes to our accounting policies during the six months ended June 30, 2018, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 12, 2018. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Administrative, Organizational and Commercial Operations and Growth

The loss of or our inability to attract and retain key personnel, including highly skilled executives, scientists and salespeople, could negatively impact our business.

The loss or incapacity of existing members of our executive management team could negatively impact our operations if we experience difficulties in hiring qualified successors. Our executive officers have employment agreements; however, the existence of an employment agreement does not guarantee the retention of the executive officer for any period of time.

Our commercial, manufacturing and research and development programs and operations depend on our ability to attract and retain highly skilled engineers, scientists and salespeople. We may not be able to attract or retain qualified personnel in the future due to the competition for qualified personnel among medical device businesses, particularly in California and Ohio. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. Recruiting and retention difficulties can limit our ability to support our commercial, manufacturing and research and development programs. All of our employees are at-will, which means that either we or the employee may terminate his or her employment at any time.

We face risks associated with our international business.

In addition to our marketing and sales of MRIdian in the United States, we also market MRIdian in other regions, with contracts signed with customers and distributors in those regions. Our international business operations are subject to a variety of risks, including:

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

We expect that we will begin expanding into more target markets; however, we cannot assure you that our expansion plans will be realized, or if realized, be successful. We expect each market to have particular regulatory and funding hurdles to overcome and future developments in these markets, including the uncertainty relating to governmental policies and regulations, could harm our business. If we expend significant time and resources on expansion plans that fail or are delayed, our reputation, business and financial condition may be harmed. In addition, the Trump administration has recently imposed tariffs on certain U.S. imports, and the European Union and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating trade tensions. However, such tariffs and other trade restrictions could increase our cost of doing business, reduce our gross margins or otherwise harm our business, financial condition or results of operations.

International tariffs, including potential tariffs applied to our MRIdian systems sold into China, could materially and adversely affect our business operations and financial condition.

Our global business could be negatively affected by trade barriers and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably.  For example, in March 2018, representatives of the Trump administration announced that the U.S. government would take certain actions based on findings of an investigation into Chinese trade practices under Section 301 of the Trade Act of 1974. In retaliation, the Chinese government issued a list of additional U.S. origin goods that could be subject to an increased tariff when imported for sale into China, including medical or surgical x-ray equipment, which would include MRIdian systems. The outcome of final actions under Section 301 and related developments is uncertain. The imposition of tariffs on MRIdian systems imported into China or elsewhere could require us to raise prices, which may negatively impact the demand for our products in the affected market and/or reduce our gross margins. In addition, any of our competitors that are based outside the United States or that are otherwise not subject to tariffs that affect us might gain a competitive advantage as a result. Given the uncertainty regarding the scope and duration of trade actions by China, the U.S. and other countries, the impact of these trade actions or any other trade barriers, tariffs or similar measures on our business operations or financial condition remains uncertain.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Exhibit	Date Filed	Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws of ViewRay, Inc.	8-K	3.2	5/10/18

4.1	Certificate of Elimination of the Series A Convertible Preferred Stock of ViewRay, Inc.	8-K	3.1	5/10/18

10.1	Vanni Business Park Industrial Lease by and between Vanni Business Park, LLC and ViewRay, Inc. dated April 11, 2018.				X

10.2	Second Amendment to Office Lease by and between BXP Research Park LP and ViewRay, Inc. dated June 1, 2018.				X

10.3	Separation Agreement, dated July 22, 2018, by and between ViewRay Inc. and Chris A. Raanes				X

10.4	Separation Agreement, dated July 22, 2018, by and between ViewRay Inc. and Doug Keare				X

10.5	Employment Agreement, dated July 22, 2018, by and between ViewRay Inc. and Scott Drake				X

10.6	Employment Agreement, dated July 22, 2018, by and between ViewRay Inc. and Shahriar Matin				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101	Interactive Data Files of Financial Statements and Notes.				X

101.INS	Instant Document				X

101.SCH	XBRL Taxonomy Schema Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWRAY, INC.

Dated: August 7, 2018	By:	/s/ Scott Drake
	Name:	Scott Drake
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2018	By:	/s/ Ajay Bansal
	Name:	Ajay Bansal
	Title:	Chief Financial Officer
(Principal Financial Officer)