Form 10-Q
period 2018-09-30
ViewRay, Inc.
filed 2018-11-09
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, the registrant had 95,730,214 shares of common stock, $0.01 par value per share, outstanding.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	market acceptance of magnetic resonance imaging (“MRI”) guided radiation therapy;
•	the benefits of MR Image-Guided radiation therapy;
•	our ability to successfully sell and market MRIdian in our existing and expanded geographies;
•	the performance of MRIdian in clinical settings;
•	competition from existing technologies or products or new technologies and products that may emerge;
•	the pricing and reimbursement of MR Image-Guided radiation therapy;
•	the implementation of our business model and strategic plans for our business and MRIdian;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering MRIdian;
•	our ability to obtain regulatory approval in targeted markets for MRIdian;
•	our ability to procure materials and components in connection with the manufacture and installation of MRIdian;
•	estimates of our future revenue, expenses, capital requirements and our need for additional financing;
•	our financial performance;
•	our expectations related to the MRIdian linear accelerator technology, or MRIdian Linac;
•	developments relating to our competitors and the healthcare industry; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A, titled “Risk Factors” discussed elsewhere in this Report, our other Quarterly Reports on Form 10-Q in the fiscal year 2018, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIEWRAY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$201,543	$57,389
Accounts receivable	22,677	20,326
Inventory	40,547	19,375
Deposits on purchased inventory	5,565	7,043
Deferred cost of revenue	10,909	13,696
Prepaid expenses and other current assets	6,174	4,862
Total current assets	287,415	122,691
Property and equipment, net	13,452	11,564
Restricted cash	1,381	1,143
Intangible assets, net	—	78
Other assets	1,185	235
TOTAL ASSETS	$303,433	$135,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,964	$11,014
Accrued liabilities	13,880	7,207
Customer deposits	12,243	17,820
Deferred revenue, current portion	11,315	20,151
Total current liabilities	44,402	56,192
Deferred revenue, net of current portion	5,206	3,238
Long-term debt	44,649	44,504
Warrant liabilities	21,962	22,420
Other long-term liabilities	9,854	7,370
TOTAL LIABILITIES	126,073	133,724
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at September 30, 2018 and December 31, 2017; 95,195,872 and 67,653,974 shares issued and outstanding at September 30, 2018 and December 31, 2017	941	666
Additional paid-in capital	558,656	321,174
Accumulated deficit	(382,237)	(319,853)
TOTAL STOCKHOLDERS’ EQUITY	177,360	1,987
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$303,433	$135,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Product	$16,492	$11,358	$57,237	$11,358
Service	1,056	721	2,706	2,408
Distribution rights	118	118	356	356
Total revenue	17,666	12,197	60,299	14,122
Cost of revenue:
Product	15,199	9,728	49,564	10,322
Service	2,103	484	4,732	1,758
Total cost of revenue	17,302	10,212	54,296	12,080
Gross margin	364	1,985	6,003	2,042
Operating expenses:
Research and development	4,347	3,616	12,506	9,781
Selling and marketing	3,384	2,510	10,024	5,453
General and administrative	16,721	7,502	37,070	22,116
Total operating expenses	24,452	13,628	59,600	37,350
Loss from operations	(24,088)	(11,643)	(53,597)	(35,308)
Interest income	2	1	6	3
Interest expense	(1,974)	(1,843)	(5,758)	(5,372)
Other (expense) income, net	(6,792)	2,269	(307)	(6,853)
Loss before provision for income taxes	$(32,852)	$(11,216)	$(59,656)	$(47,530)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(32,852)	$(11,216)	$(59,656)	$(47,530)
Amortization of beneficial conversion feature related to Series A convertible preferred stock	$—	$—	$(2,728)	$—
Net loss attributable to common stockholders, basic and diluted	$(32,852)	$(11,216)	$(62,384)	$(47,530)
Net loss per share, basic and diluted	$(0.39)	$(0.19)	$(0.82)	$(0.85)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	84,920,996	59,061,149	76,185,346	56,064,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,656)	$(47,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,561	1,574
Stock-based compensation	10,052	2,766
Accretion on asset retirement obligation	26	29
Change in fair value of warrant liabilities	(116)	6,739
Loss on disposal of property and equipment	1	9
Inventory lower of cost or market adjustment	—	647
Amortization of debt discount and interest accrual	2,703	2,453
Changes in operating assets and liabilities:
Accounts receivable	(2,351)	3,158
Inventory	(22,412)	(11,143)
Deposits on purchased inventory	1,478	(3,593)
Deferred cost of revenue	2,327	(6,481)
Prepaid expenses and other assets	(2,262)	(2,124)
Accounts payable	(4,067)	2,108
Accrued expenses and other long-term liabilities	6,732	2,519
Customer deposits and deferred revenue	(12,445)	5,175
Net cash used in operating activities	(77,429)	(43,694)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,814)	(1,117)
Net cash used in investing activities	(2,814)	(1,117)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock public offering, gross	172,500	—
Payment of offering costs related to common stock public offering	(10,631)	—
Proceeds from common stock private placement, gross	—	26,100
Payment of offering costs related to common stock private placement	—	(300)
Proceeds from at-the-market offering of common stock, gross	278	40,126
Payment of offering costs related to at-the-market offering of common stock	(6)	(1,147)
Proceeds from direct registered offering, gross	59,100	—
Payment of offering costs related to direct registered offering	(177)	—
Proceeds from the exercise of stock options	3,571	247
Net cash provided by financing activities	224,635	65,026
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	144,392	20,215
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	58,532	15,341
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$202,924	$35,556
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,055	$2,919
Cash paid for taxes	$—	$25
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of inventory and deferred cost of revenue to property and equipment	$1,700	$125
Purchase of property and equipment in accounts payable and accrued liabilities	$129	$277
Fair value of common stock warrants reclassified from liability to additional paid-in capital upon exercise	$342	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Background and Organization

ViewRay, Inc., or ViewRay or the Company, and its wholly-owned subsidiary ViewRay Technologies, Inc., designs, manufactures and markets MRIdian, an MR Image-Guided radiation therapy system to simultaneously image and treat cancer patients.

Since inception, ViewRay Technologies, Inc. has devoted substantially all of its efforts towards research and development, initial selling and marketing activities, raising capital and the manufacturing, shipment and installation of MRIdian systems. In May 2012, ViewRay Technologies, Inc. was granted clearance from the U.S. Food and Drug Administration, or FDA, to sell MRIdian with Cobalt-60. In November 2013, ViewRay Technologies, Inc. received its first clinical acceptance of a MRIdian with Cobalt-60 at a customer site, and the first patient was treated with that system in January 2014. ViewRay Technologies, Inc. has had the right to affix the CE mark to MRIdian with Cobalt-60 in the European Economic Area since November 2014. In September 2016, the Company received the rights to affix the CE mark to MRIdian Linac, and in February 2017, the Company received 510(k) clearance from the FDA to market MRIdian Linac.

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from public and private offerings of capital stocks and available borrowings under its term loan agreement, as well as from sales of its systems and services. These have historically been sufficient to meet working capital needs, capital expenditures, and debt service obligations. During the nine months ended September 30, 2018, the Company incurred a net loss of $59.7 million and used cash in operations of $77.4 million. The Company believes that its existing cash balance of $201.5 million as of September 30, 2018, together with anticipated cash proceeds from sales of MRIdian systems will be sufficient to fund operations for at least the next 12 months.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. The condensed consolidated financial statements include the accounts of ViewRay, Inc. and its wholly-owned subsidiary, ViewRay Technologies, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, or ASC 606, Revenues from Contracts with Customers, by using the full retrospective method. The adoption of ASC 606 has no impact on the Company’s prior period financial statements.  Please see the Company’s “Revenue Recognition” policy in the “Significant Accounting Policies” section below for further information and related disclosures.

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

In all sales arrangements, revenues are recognized when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. For sales of MRIdian systems that the Company is required to install at the customer site, product revenue is recognized upon receipt of customer acceptance. For sales of MRIdian systems for which the Company is not responsible for installation, product revenue is recognized when the entire system is delivered and control of the system is transferred to the customer. For sales of the related support and maintenance services, a time-elapsed method is used to measure progress toward complete satisfaction of performance obligations and service revenue is recognized ratably over the service contract term, which is typically 12 months.

Arrangements with Multiple Performance Obligation

The Company frequently enters into sales arrangements that include multiple performance obligations. Such performance obligations mainly consist of (i) sale of MRIdian systems, which generally includes installation and embedded software, and (ii) product support, which includes extended service and maintenance. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The standalone selling price, or SSP, is determined based on observable prices at which the Company separately sells the products and services. If an SSP is not directly observable, the Company will estimate the SSP considering market conditions or internally approved pricing guidelines related to the performance obligations.

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

Certain customer contracts with distributors do not require ViewRay installation at the customer site, and the distributors typically perform the installation. For sales of MRIdian systems for which the Company is not responsible for installation, revenue recognition occurs when the entire system is delivered, and the control of the system is transferred to the customer.

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

The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S.	2018	2017	2018	2017
Product	$6,187	$5,739	$25,775	$5,739
Service	566	388	1,464	1,579
Total U.S. revenue	$6,753	$6,127	$27,239	$7,318

Outside of U.S. ("OUS")
Product	$10,305	$5,619	$31,462	$5,619
Service	490	333	1,242	829
Distribution rights	118	118	356	356
Total OUS revenue	$10,913	$6,070	$33,060	$6,804

Total
Product	$16,492	$11,358	$57,237	$11,358
Service	1,056	721	2,706	2,408
Distribution rights	118	118	356	356
Total revenue	$17,666	$12,197	$60,299	$14,122

Contract Balances

The timing of revenue recognition, billings and cash collections results in short-term and long-term trade receivables, customer deposits, deferred revenues and deferred cost of revenue on the condensed consolidated balance sheets.

Trade receivables are recorded at the original invoiced amount, net of an estimated allowance for doubtful accounts. Trade credit is generally extended on a short-term basis. The Company occasionally provides for long-term trade credit for its maintenance services so that the period between when the services are rendered to its customers and when the customers pay for that service is within one year. Thus, the Company’s trade receivables do not bear interest or contain a significant financing component. Long-term trade receivables of $400 thousand were reported within other assets in the condensed consolidated balance sheets at September 30, 2018. These amounts are billed in accordance with the terms of the customer contracts to which they relate and are expected to be collected three to four years from the date of invoice as the underlying maintenance services are rendered. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. This contract asset is recorded as an unbilled receivable and reported as part of accounts receivable on the condensed consolidated balance sheets. The Company had no long-term trade receivables at December 31, 2017.

Trade receivables are periodically evaluated for collectability based on past credit history of the respective customers and their current financial condition. Changes in the estimated collectability of trade receivables are included in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for doubtful accounts. The Company generally does not require collateral for trade receivables. There was no allowance for doubtful accounts recorded at September 30, 2018 or December 31, 2017.

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

Deferred cost of revenue consists of cost for inventory items that have been shipped with title and risk of loss transferred to the customer, but the customer acceptance has not yet been received. Deferred cost of revenue is included as part of current assets as the corresponding deferred product revenue is expected to be realized within one year or the Company’s normal operating cycle.

During the three and nine months ended September 30, 2018, the Company recognized $12.2 million and $18.3 million revenue that was included in the deferred revenue balance at the beginning of each reporting period. During the three and nine months ended September 30, 2017, the Company recognized $9.0 million and $5.8 million revenue that was included in the deferred revenue balance at the beginning of each reporting period.

Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company estimates the transaction price at contract inception, including any variable consideration, and updates the estimate each reporting period for any changes. During the three and nine months ended September 30, 2018, one of the contracts contained variable consideration, which is attributed to an asserted penalty that the Company is disputing related to a system installation for one customer.  The Company estimated the variable consideration based on the best information available to management and applied the most likely amount method to estimate the transaction price. The transaction price, which includes variable consideration reflecting the impact of the asserted penalty dispute, may be subject to constraint and is included in the net revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period when the uncertainty is subsequently resolved. The net transaction price after reducing the variable consideration was then proportionally allocated to all the distinct performance obligations in the transaction. The Company will update the estimate of the variable consideration at each reporting period until the uncertainty is resolved.

Practical Expedients Election

As part of the Company's adoption of ASC 606, the Company elected to use the practical expedient to expense costs to obtain a contract as incurred when the amortization period would have been one year or less. Such costs include the Company's internal sales force compensation program.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842) and issued subsequent amendments to the initial guidance in September 2017 within ASU 2017-13, in January 2018 within ASU 2018-01 and in July 2018 within ASU 2018-11 (collectively, Topic 842). Topic 842 supersedes Topic 840, Leases, and requires lessees to recognize on their balance sheets all leases, with the exception of short-term leases, as a right-of-use asset and a corresponding lease liability measured at the present value of the lease payments. The ASU also requires additional disclosures about the amount, timing and uncertainty of cash flow from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. As disclosed in Note 6, future minimum payments under noncancelable operating leases are approximately $16.2 million. The Company will adopt the new standard using the modified retrospective transition approach and recognize a cumulative effect adjustment to the opening balance of retained earnings on the effective date. As permitted by the standard, the Company expects to elect the transition practical expedient package, which, among other things, allows the carryforward of historical lease classifications. The Company is further evaluating other optional practical expedients and policy elections and continues to evaluate the impact of this guidance on its consolidated financial statements. The ultimate impact of adoption will depend on the total amount of the Company's lease commitments as of the adoption date.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is evaluating the impact of this update on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods therein. The Company is allowed to early adopt either the entire standard or only the provisions that eliminate or modify the requirements of Topic 820. The Company is evaluating the impact of this update on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASC 606. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Effective January 1, 2018, the Company adopted the requirements of ASC 606 using the full retrospective method. The adoption had no impact on the prior period financial statements, and the related disclosures required by the new standard have been updated in the “Significant Accounting Policies” section above.

On January 1, 2018, the Company adopted ASU No.2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash on a retrospective basis. The adoption of ASU 2016-15 did not have a material impact on the Company’s condensed consolidated statements of cash flows and related disclosures. Under ASU 2016-18, restricted cash and restricted cash equivalent amounts are presented along with cash and cash equivalents when reconciling the total beginning and ending amounts shown on the statements of cash flows. The Company reflected the impact of ASU 2016-18 to the comparative prior period which resulted in an increase in the beginning and ending cash, cash equivalents and restricted cash of $1.1 million.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarified guidance on applying modification accounting to changes in the terms or conditions of a share-based payment award. The Company adopted ASU 2017-09 on January 1, 2018, and there was no material impact on its condensed consolidated financial statements and related disclosures.

In the first quarter of 2018, the Company adopted ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which included amendments to expand income tax accounting and disclosure guidance pursuant to SEC Staff Accounting Bulletin No. 118, or SAB 118, issued by the SEC in December 2017. SAB 118 provides guidance on accounting for the income tax effects of the Tax Reform Act. Refer to Note 12, Income Taxes, for more information and disclosures related to this amended guidance.

3.	Balance Sheet Components

Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Prototype	$12,425	$11,929
Machinery and equipment	11,684	7,831
Leasehold improvements	4,327	4,438
Software	1,244	1,142
Furniture and fixtures	588	558
Property and equipment, gross	30,268	25,898
Less: accumulated depreciation and amortization	(16,816)	(14,334)
Property and equipment, net	$13,452	$11,564

Depreciation and amortization expense related to property and equipment were $906 thousand and $565 thousand during the three months ended September 30, 2018 and 2017, respectively; and $2.5 million and $1.6 million during the nine months ended September 30, 2018 and 2017, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued payroll and related benefits	$5,951	$3,944
Accrued accounts payable	2,642	2,671
Payroll withholding tax, sales and other tax payable	4,733	149
Accrued legal, accounting and professional fees	498	322
Other	56	121
Total accrued liabilities	$13,880	$7,207

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Deferred revenue:
Product	$7,478	$18,861
Service	6,053	1,182
Distribution rights	2,990	3,346
Total deferred revenue	16,521	23,389
Less: current portion of deferred revenue	(11,315)	(20,151)
Noncurrent portion of deferred revenue	$5,206	$3,238

Other Long-Term Liabilities

	September 30, 2018	December 31, 2017

Accrued interest, noncurrent portion	$8,777	$6,218
Deferred rent, noncurrent portion	492	167
Other	585	985
Total other-long term liabilities	$9,854	$7,370

4.	Fair Value of Financial Instruments

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at September 30, 2018 and December 31, 2017. Level 3 liabilities that are measured on a recurring basis consist of the 2017 and 2016 Placement Warrants, as described in Note 8. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock, volatility and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 10).

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2018, the Company recorded a loss of $6.7 million and a gain of $0.4 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. During the three and nine months ended September 30, 2017, the Company recorded a gain of $2.3 million and a loss of $6.7 million in other income (expense), net within the condensed consolidated statements of operations and comprehensive loss, respectively, related to the change in fair value of the 2017 and 2016 Placements Warrants. There were no transfers between Level 1, Level 2 and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At September 30, 2018
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$12,400	$12,400
2016 Placement Warrants Liability	—	—	9,562	9,562
Total	$—	$—	$21,962	$21,962

	At December 31, 2017
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$12,487	$12,487
2016 Placement Warrants Liability	—	—	9,933	9,933
Total	$—	$—	$22,420	$22,420

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

	Nine Months Ended September 30,
	2018	2017
Fair value, beginning of period	$22,420	$2,723
Issuance of 2017 Placement Warrants	—	3,373
Fair value of common stock warrants reclassified from liability to additional paid-in capital upon exercise	(342)	—
Change in fair value of Level 3 financial liabilities	(116)	6,739
Fair value, end of period	$21,962	$12,835

5.	Debt

CRG Term Loan

In June 2015, ViewRay Technologies, Inc. entered into a term loan agreement, or the CRG Term Loan, with Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P. or together with their successors by assignment, CRG, for up to $50.0 million, of which $30.0 million was made available to the Company upon closing and the remaining $20.0 million to be available on or before June 30, 2016, upon the achievement of certain milestones. The Company drew down the first $30.0 million on the closing date. The CRG Term Loan has a maturity date of June 30, 2020 and bears cash interest at a rate of 12.5% per annum to be paid quarterly during the interest-payment-only period of 3 years. In April 2017, the CRG Term Loan was amended to allow for interest-payment-only until March 31, 2020. During the interest-payment-only period, the Company has the option to elect to pay only 8% of the 12.5% per annum interest in cash, and the remaining 4.5% of the 12.5% per annum interest as compounded interest, or deferred payment in-kind interest, added to the aggregate principal amount of the CRG Term Loan. Principal payment and any deferred payment in-kind interest will be paid on the maturity date.

The CRG Term Loan is subject to a prepayment penalty of: 3% on the outstanding balance during the first 12 months following the funding of the Term Loan; 2% on the outstanding balance after year 1 but on or before year 2; 1% on the outstanding balance after year 2 but on or before year 3; and 0% on the outstanding loan if prepaid after year 3 thereafter until maturity. The CRG Term Loan is also subject to a facility fee of 7% based on the total outstanding principal and in-kind interest, which is payable on the maturity date. All direct financing costs were accounted for as a discount on the CRG Term Loan and are amortized to interest expense during the term of the loan using the effective interest method. The CRG Term Loan is subject to financial covenants and is collateralized by essentially all assets of the Company and limits the Company’s ability with respect to additional indebtedness, investments or dividends, among other things, subject to customary exceptions.

In March 2016, the Company amended the agreement with regard to the conditions for borrowing the remaining $20.0 million under the CRG Term Loan if certain product and service revenue amounts were achieved. In May 2016, the Company drew down an additional $15.0 million under the CRG Term Loan.

In April and October 2017, and in February 2018, the Company executed three amendments, which allowed the Company to borrow the remaining $5.0 million through June 30, 2017, included an additional $15.0 million borrowing capacity available through December 31, 2017, extended the interest-only and payment in-kind period, decreased the combined 2016 and 2017 revenue covenant, and increased the facility fee by 1.75%. The Company did not draw down any amounts under these amendments and they have since expired.

At September 30, 2018, the Company had $45.0 million in outstanding debt and $6.5 million in deferred payment in-kind interest and was in compliance with all financial covenants under the CRG Term Loan.

6.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakwood Village, Ohio and Mountain View, California under noncancelable operating lease agreements. The Company leases and occupies approximately 19,800 square feet of office space in Oakwood Village, Ohio, which expires on October 31, 2019, with an option to extend the term through October 31, 2021.

In June 2014, the Company entered into an office lease agreement to lease approximately 25,500 square feet of office space located in Mountain View, California, which expires on November 30, 2019. In June 2018, the Company entered into an amendment to extend the term of the lease agreement through July 31, 2025.

In April 2018, the Company entered into a lease agreement to lease approximately 24,600 square feet of additional office space located in Mountain View, California. The lease expires on the seventh anniversary of the commencement date, and the Company has the option to extend the term of the lease for a period of up to five years.

At September 30, 2018, the future minimum payments for the operating leases were as follows (in thousands):

Year Ending December 31,	Future Minimum Payments
The remainder of 2018	$322
2019	2,039
2020	2,321
2021	2,391
2022	2,463
Thereafter	6,709
Total future minimum payments	$16,245

Legal Proceedings

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for legal proceedings when it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. At September 30, 2018 and December 31, 2017, the Company was not involved in any material legal proceedings.

Purchase Commitments

At September 30, 2018 and December 31, 2017, the Company had no outstanding firm purchase commitments.

7.	Distribution Agreement

In connection with the distribution agreement entered into in December 2014, between the Company and Itochu Corporation, or Itochu, the Company received a distribution fee of $4.0 million in three installments from Itochu for serving as the Company’s exclusive distributor for the sale and delivery of its MRIdian systems within Japan. In August 2016, the Company started recognizing distribution rights revenue ratably over the remaining term of the exclusive distribution agreement of approximately 8.5 years. A time-elapsed method is used to measure progress because control is transferred evenly over the remaining contractual period. The distribution rights revenue was $118 thousand for each of the three months ended September 30, 2018 and 2017, and $356 thousand for each of the nine months ended September 30, 2018, and 2017.

8.	Equity Financing

Public Offering Of Common Stock

On August 14, 2018, the Company entered into an underwriting agreement with Morgan Stanley & Co. LLC and Jefferies LLC, as representatives of several underwriters, or the “Underwriters”, in connection with the issuance and sale of 16,216,217 shares of the Company’s common stock at a public offering price of $9.25 per share. In addition, the Company granted the Underwriters a 30-day option to purchase up to 2,432,432 additional shares of common stock on the same terms, which the Underwriters exercised in full. The Company completed the offering on August 17, 2018 under which it received aggregate net proceeds of approximately $161.9 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Direct Registered Offerings

In October 2017, the Company entered into securities purchase agreements pursuant to which it sold an aggregate of 8,382,643 shares of its common stock for total gross proceeds of $49.9 million, or the October 2017 Direct Registered Offering. The October 2017 Direct Registered Offering was closed on October 25, 2017.

In February 2018, the Company entered into a securities purchase agreement pursuant to which it sold (i) 4,090,000 shares of its common stock; (ii) 3,000,581 shares of its Series A convertible preferred stock and (iii) warrants to purchase 1,418,116 shares of its common stock, or the 2018 Offering Warrants, for total gross proceeds of $59.1 million, or the March 2018 Direct Registered Offering. The March 2018 Direct Registered Offering was closed on March 5, 2018. The 2018 Offering Warrants have an exercise price of $8.31 per share, became exercisable upon issuance and expire in March 2025.

Private Placements

In January 2017, the Company completed the closing of a private placement offering, or the 2017 Private Placement, through which it sold (i) 8,602,589 shares of its common stock and (ii) warrants that provide the warrant holders the right to purchase 1,720,512 shares of its common stock, or the 2017 Placement Warrants, and raised total gross proceeds of $26.1 million. The 2017 Placement Warrants have an exercise price of $3.17 per share, became exercisable in July 2017 and expire in January 2024.

At-The-Market Offering of Common Stock

In January 2017, the Company filed a shelf registration statement on Form S-3 with the SEC, which included a base prospectus covering the offering, issuance and sale of up to a maximum aggregate offering of $75.0 million of the Company’s common stock, preferred stock, debt securities, warrants, purchase contracts and/or units. In January and April 2017, the Company agreed to sell up to a cumulative $50.0 million of its common stock in accordance with the terms of a sales agreement with FBR Capital Markets & Co., pursuant to an at-the-market offering program in accordance with Rule 415(a)(4) under the Securities Act.

During the nine months ended September 30, 2018, the Company sold an aggregate of 33,097 shares of its common stock at an average market price of $8.41 per share, resulting in aggregate gross proceeds of approximately $0.3 million.

9.	Convertible Preferred Stock

In March 2018, the Company issued 3,000,581 shares of Series A convertible preferred stock to an existing investor through the March 2018 Direct Registered Offering at a price of $8.31 per share (see Note 8). At the date of the financing, because the effective conversion rate of the preferred stock was less than the market value of the Company’s common stock, a beneficial conversion feature of $2.7 million has been recorded as a discount to the convertible preferred stock and an increase to additional paid in capital. Because the preferred stock was perpetual and convertible at the option of the holder at any time, the Company fully amortized the discount related to the beneficial conversion feature as a deemed dividend which was recognized as an increase to accumulated deficit and net loss attributable to common stockholders. Effective on April 19, 2018, all outstanding shares of Series A convertible preferred stock were converted into shares of common stock at a conversion ratio of 1:1. Further, in May 2018, the Company filed a Certificate of Elimination of the Series A Convertible Preferred Stock de-authorizing the 3,000,581 shares of Series A convertible preferred stock. The Company had no outstanding preferred stock as of September 30, 2018.

10.	Warrants

Equity Classified Common Stock Warrants

In connection with a debt financing in December 2013, the Company issued warrants to purchase 128,231 shares of its common stock with an exercise price of $5.84 per share. These warrants are exercisable any time at the option of the holder until December 16, 2023. None of these warrants have been exercised to date and they all remained outstanding at September 30, 2018.

In connection with the merger of the Company and ViewRay Technologies, Inc. in July 2015, or the Merger, in July and August 2015, the Company conducted a private placement offering during which the Company issued warrants, or the 2015 Placement Warrants, that provide the warrant holder the right to purchase 198,760 shares of common stock at an exercise price of $5.00 per share. The 2015 Placement Warrants are exercisable at any time at the option of the holder until the five-year anniversary of its date of issuance. During the nine months ended September 30, 2018, the Company issued 92,487 shares of its common stock upon the net exercise of 159,010 shares of the 2015 Placements Warrants. The remaining 39,750 shares of the 2015 Placement Warrants have not been exercised and remained outstanding at September 30, 2018.

In connection with the March 2018 Direct Registered Offering, the Company issued warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share, or the 2018 Offering Warrants. The 2018 Offering Warrants became exercisable upon issuance and expire in March 2025. None of the 2018 Offering Warrants have been exercised to date and they all remained outstanding at September 30, 2018.

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

Liability Classified Common Stock Warrants

In connection with private placement offerings in 2017 and 2016, the Company issued common stock warrants, or the 2017 and 2016 Placement Warrants, which contain protection whereby the warrants holders will have the right to receive cash in the amount equal to the Black-Scholes value of the warrants upon the occurrence of a Change of Control, as defined in the 2017 and 2016 Placement Warrants. The 2017 and 2016 Placement Warrants were accounted for as a liability at the date of issuance and are adjusted to fair value at each balance sheet date, with the change in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The key terms of the 2017 and 2016 Placement Warrants are as follows:

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Nine Months Ended September 30, 2018	Warrants Outstanding at September 30, 2018

2017 Placement Warrants	January 2017	7 years	$3.17	—	1,711,123
2016 Placement Warrants	August and September 2016	7 years	$2.95	44,183	1,311,458
Total				44,183	3,022,581

During the three and nine months ended September 30, 2018, the Company recorded a loss of $6.7 million and a gain of $0.4 million, respectively, related to the change in fair value of the 2016 and 2017 Placement Warrants. During the three and nine months ended September 30, 2017, the Company recorded a gain of $2.3 million and a loss of $6.7 million, respectively, related to the change in fair value of the 2016 and 2017 Placement Warrants. The fair value of the 2016 and 2017 Placement Warrants at September 30, 2018 and December 31, 2017, respectively, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	2017 Placement Warrants		2016 Placement Warrants
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017

Expected term (in years)	5.3	6.1	4.9	5.7
Expected volatility	59.6%	62.3%	59.7%	62.1%
Risk-free interest rate	3.0%	2.3%	2.9%	2.2%
Expected dividend yield	0%	0%	0	0%

11.	Stock-Based Compensation

A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at December 31, 2017	969,783	8,592,747	$3.69	7.4	$47,864
Additional options authorized	8,326,158	—
Options granted	(5,716,505)	5,716,505	8.66
Options exercised	—	(1,607,108)	2.22
Options canceled	801,933	(801,933)	6.00
RSUs granted	(1,767,542)	—
Balance at September 30, 2018	2,613,827	11,900,211	$6.12	7.3	$39,509
Vested and exercisable at September 30, 2018		4,731,731	$3.57	5.1	$27,404
Vested and expected to vest at September 30, 2018		11,397,852	$6.06	7.2	$38,576

The weighted-average grant date fair value of options granted to employees was $5.02 and $3.18 per share during the nine months ended September 30, 2018 and 2017, respectively. The grant date fair value of options vested was $4.3 million and $2.9 million during the nine months ended September 30, 2018 and 2017, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $11.6 million and $1.8 million during the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, total unrecognized compensation cost related to stock options granted to employees, net of estimated forfeitures, was $28.9 million which is expected to be recognized over a weighted-average period of 3.3 years.

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

The fair value of employee stock option is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2018	2017
Expected term (in years)	6.0	6.0
Expected volatility%	60.4%	66.9%
Risk-free interest rate%	2.8%	2.1%
Expected dividend yield%	0.0%	0.0%

Restricted Stock Units

From time to time, the Company grants Restricted Stock Units, or RSUs, to its board of directors for their services. These RSUs are either fully vested upon issuance or vest over a period of time from the grant date and will be released and settled upon termination of the board member’s services or the occurrence of a change in control event. In November 2017, the Company granted RSUs to one executive officer upon his termination, and these RSUs were fully vested upon issuance. In July 2018, the Company granted RSUs to two new executive officers, and these RSUs vest in equal annual installments over three years from the grant date. The fair value of RSUs is based on the closing market price of the Company’s common stock on the grant date.

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	—	$—
RSUs granted	1,767,542	9.65
RSUs vested	(20,109)	10.31
Unvested at September 30, 2018	1,747,433	$9.64
Vested and unreleased	130,889
Outstanding at September 30, 2018	1,878,322

For the nine months ended September 30, 2018, the Company granted 1.8 million shares of RSUs, and recorded $1.2 million in stock-based compensation expense related to the issuance of RSUs. For the nine months ended September 30, 2017, no RSUs were issued and no stock-based compensation expense was recorded related to RSUs.

As of September 30, 2018, total unrecognized stock-based compensation cost related to RSUs was $14.6 million, which is expected to be recognized over a weighted-average period of 2.8 years. As of September 30, 2018, 1,627,261 shares of RSUs are expected to vest.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss is classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$511	$221	$1,061	$602
Selling and marketing	234	70	555	193
General and administrative	6,434	693	8,436	1,971
Total stock-based compensation expense	$7,179	$984	$10,052	$2,766

During the three and nine months ended September 30, 2018 and 2017, there was no stock-based compensation expense capitalized as a component of inventory or recognized in cost of revenue. Stock-based compensation relating to stock-based awards granted to consultants was insignificant during the three and nine months ended September 30, 2018 and 2017.

Modification of Certain Stock-based Awards

In connection with the resignation of certain key executives during the third quarter of fiscal year 2018, the Company entered into separation and consulting agreements with each resigning executive. Pursuant to their separation and consulting agreements, the individuals will continue to vest in any unvested equity awards that would otherwise have vested in up to the twelve-month period, for one individual, and the six-month period, for the other two individuals, following their respective termination dates. The modification of the original option agreements resulted in total incremental stock-based compensation expense of $3.7 million, which was recognized upon the respective termination dates during the third quarter of fiscal 2018.

12.	Income Tax

The Tax Cuts and Jobs Act, or the 2017 Tax Act, was enacted on December 22, 2017. Among various provisions, the 2017 Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s 2017 financial results reflected the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was incomplete, but a reasonable estimate could be determined. Upon completion of our 2017 U.S. income tax return in the current year, we may identify additional remeasurement adjustments to our recorded deferred tax assets. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118. For the quarter ended September 30, 2018, we have not made any adjustments to the provisional amounts recorded at December 31, 2017.

Due to the current operating losses, the Company recorded zero income tax expense during the nine months ended September 30, 2018 and 2017, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any foreign operations. The federal and state effective tax rate before valuation allowance is approximately 22% for the nine months ended September 30, 2018.

Due to the Company’s history of cumulative losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, the Company’s deferred tax assets, which includes net operating loss, or NOL, carryforwards and tax credits related primarily to research and development continue to be subject to a valuation allowance as of September 30, 2018. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had unrecognized tax benefits of $1.5 million and $1.1 million at September 30, 2018 and December 31, 2017, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. At September 30, 2018, and December 31, 2017, there were no accrued interest and penalties related to uncertain tax positions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Series A convertible preferred stock (if converted)	—	—	494,601	—
Options to purchase common stock	11,769,686	8,099,577	10,028,174	7,741,118
Common stock warrants	4,694,837	3,428,248	4,441,885	3,321,110
Restricted stock units	1,457,638	93,614	576,464	105,493
Total	17,922,161	11,621,439	15,541,124	11,167,721
14.	Related Party Transactions

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

Company Overview

We design, manufacture and market the ViewRay MRIdian®. The MRIdian is an innovative system that integrates high quality radiation therapy with simultaneous magnetic resonance imaging (MRI).  There are two generations of the MRIdian: the first generation MRIdian with Cobalt-60 based radiation beams and the second generation MRIdian Linac, with more advanced linear accelerator or ‘linac’ based radiation beams.

The MRIdian combines MRI and external-beam radiation therapy to simultaneously image and treat cancer patients. MRI is a broadly used imaging tool that has the ability to clearly differentiate between types of soft tissue. In contrast, X-ray or computed tomography (CT), the most commonly used imaging technologies in radiation therapy today, are often unable to distinguish soft tissues such as the tumor and critical organs. MRIdian integrates MRI technology, radiation delivery and our proprietary software to locate, target and track soft-tissue tumors, while radiation is delivered. These capabilities allow MRIdian to deliver radiation to the tumor accurately, while reducing the radiation amount delivered to nearby healthy tissue, as compared to other radiation therapy treatments currently available. We believe this will lead to improved patient outcomes and reduced treatment-related side effects.

Both generations of the MRIdian have received 510(k) marketing clearance from the U.S. Food and Drug Administration, or FDA, and permission to affix the Conformité Européene, or CE mark.

•	We received initial 510(k) marketing clearance from the FDA for our treatment planning and delivery software in January 2011.
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

•

In September 2016, we received the CE mark for the MRIdian Linac (with a linear accelerator as the radiation source) in the EEA. In February 2017, we received 510(k) clearance from the FDA to market MRIdian Linac. In June 2017, we received 510(k) clearance to market RayZR™, our high-resolution beam-shaping multi-leaf collimator. We also received MRIdian Linac regulatory approval in Taiwan and Canada in August 2017, and in Israel in November 2017. In March 2018, we received regulatory approval from the Japanese Ministry of Health, Labor and Welfare to market MRIdian Linac in Japan. We are also seeking required MRIdian Linac approvals in other countries such as China.

MRIdian is the first radiation therapy solution that enables simultaneous radiation treatment delivery and real-time MRI imaging of a patient’s internal anatomy.  It generates high-quality images that differentiate between the targeted tumor, surrounding soft tissue and nearby critical organs. MRIdian also records the level of radiation dose that the treatment area has received, enabling physicians to adapt the prescription between treatments, as needed. We believe this improved visualization and accurate dose delivery will enable better treatment, improve patient outcomes and reduce side effects.  Key benefits to users and patients include: improved imaging and patient alignment; the ability to adapt the patient’s radiation treatments to changes while the patient is still on the treatment table, or “on-table adaptive treatment planning”; MRI-based motion management; and an accurate recording of the delivered radiation dose.  Physicians have used MRIdian to treat a broad spectrum of radiation therapy patients with more than 45 different types of cancer, as well as patients for whom radiation therapy was previously not an option.

At September 30, 2018, we had eight MRIdian with Cobalt-60 systems and thirteen MRIdian Linac systems at nineteen cancer centers worldwide (nine in the United States and ten outside the United States). Four MRIdian Linacs have been delivered and are expected to be installed in 2018 and 2019.

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

We generated total revenue of $17.7 million and $12.2 million, and had net losses of $32.9 million and $11.2 million, during the three months ended September 30, 2018 and 2017, respectively. We generated total revenue of $60.3 million and $14.1 million, and net losses of $59.7 million and $47.5 million, during the nine months ended September 30, 2018 and 2017, respectively.

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

During the nine months ended September 30, 2018, we received new orders for MRIdian systems totaling $92.0 million. At September 30, 2018, we had total backlog of $200.9 million.

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

Service Revenue. Our contracts typically include service warranty at no additional costs for one to two years. In addition, we offer multi-year, post-installation maintenance and support contracts that provide various levels of service support, which enables our customers to select the level of on-going support services, including parts and labor, which they require. These post-installation contracts are for a period of one to five years and provide services ranging from on-site parts and labor, and preventative maintenance to labor only with a longer response time. We also offer technology upgrades to our MRIdian systems, when and if available, for an additional fee. Service revenue is recognized ratably over the term during which the contracted services are provided.

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

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, as well as medical device excise tax and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or market inventory, or LCM, adjustments if the carrying value of the inventory is greater than its net realizable value. We recorded a LCM charge of $0.6 million for the nine months ended September 30, 2017. There was no LCM charge for the nine months ended September 30, 2018.

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

Operating Expenses

Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel. Other significant research and development costs arise from third-party consulting services, laboratory supplies, research materials, medical equipment, computer equipment and licensed technology, and related depreciation and amortization. We expense research and development costs as incurred. As we continue to invest in improving MRIdian and developing new technologies, we expect our research and development expenses to increase.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue:
Product	$16,492	$11,358	$57,237	$11,358
Service	1,056	721	2,706	2,408
Distribution rights	118	118	356	356
Total revenue	17,666	12,197	60,299	14,122
Cost of revenue:
Product	15,199	9,728	49,564	10,322
Service	2,103	484	4,732	1,758
Total cost of revenue	17,302	10,212	54,296	12,080
Gross margin	364	1,985	6,003	2,042
Operating expenses:
Research and development	4,347	3,616	12,506	9,781
Selling and marketing	3,384	2,510	10,024	5,453
General and administrative	16,721	7,502	37,070	22,116
Total operating expenses:	24,452	13,628	59,600	37,350
Loss from operations	(24,088)	(11,643)	(53,597)	(35,308)
Interest income	2	1	6	3
Interest expense	(1,974)	(1,843)	(5,758)	(5,372)
Other (expense) income, net	(6,792)	2,269	(307)	(6,853)
Loss before provision for income taxes	(32,852)	(11,216)	(59,656)	(47,530)
Provision for income taxes	—	—	—	—
Net loss	$(32,852)	$(11,216)	$(59,656)	$(47,530)

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Product	$16,492	$11,358	$5,134
Service	1,056	721	335
Distribution rights	118	118	-
Total revenue	$17,666	$12,197	$5,469

Total revenue during the three months ended September 30, 2018 increased by $5.5 million compared to the three months ended September 30, 2017. The increase was primarily due to a $5.1 million increase in product revenue and a $0.3 million increase in service revenue during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Product Revenue. Product revenue increased by $5.1 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was due to the revenue recognized during the three months ended September 30, 2018 from three MRIdian Linac systems, as compared to two MRIdian Linac systems during the three months ended September 30, 2017.

Service Revenue. Service revenue increased by $0.3 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to the increase in installed base.

Distribution Rights Revenue. Distribution rights revenue remained flat, as expected based on the ratable recognition of revenue over the term of this agreement, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Cost of Revenue

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Product	$15,199	$9,728	$5,471
Service	2,103	484	1,619
Total cost of revenue	$17,302	$10,212	$7,090

Product Cost of Revenue. Product cost of revenue increased by $5.5 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was primarily due to the installation of three MRIdian Linac systems during the three months ended September 30, 2018, as compared to the installation of two MRIdian Linac systems during the three months ended September 30, 2017.

Service Cost of Revenue. Service cost of revenue increased by $1.6 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to timing of services and increase in installed base for the three months ended September 30, 2018, as well as increased headcount of field service engineers.

Operating Expenses

	Three Months Ended September 30,
	2018	2,017	Change
	(in thousands)
Research and development	$4,347	$3,616	$731
Selling and marketing	3,384	2,510	874
General and administrative	16,721	7,502	9,219
Total operating expenses	$24,452	$13,628	$10,824

Research and Development. Research and development expenses during the three months ended September 30, 2018 increased by $0.7 million, compared to the three months ended September 30, 2017. The increase was primarily attributable to a $0.9 million increase in personnel expense related to an increase in headcount and a $0.2 million increase in facilities costs, partially offset by a $0.3 million decrease in outside services and a $0.2 million decrease in product development costs.

Selling and Marketing. Selling and marketing expenses during the three months ended September 30, 2018 increased by $0.9 million, compared to the three months ended September 30, 2017. This increase was primarily attributable to a $1.1 million increase in personnel expense related to an increase in headcount and a $0.2 million increase in consulting fees to support our growing sales organization, partially offset by $0.5 million decrease in marketing expense.

General and Administrative. General and administrative expenses during the three months ended September 30, 2018 increased by $9.2 million, compared to the three months ended September 30, 2017. This increase was primarily driven by $5.0 million of severance expense associated with certain terminated executives. The remaining increase was attributable to the increase in headcount, legal expense and depreciation expense.

Interest Expense

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Interest expense	$(1,974)	$(1,843)	$(131)

Interest expense increased slightly during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, mainly due to the increase in loan balance under the effective interest rate method, including deferred payment in-kind interest to CRG, although the nominal loan balance remained the same during both periods.

Other (Expense) Income, Net

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Other (expense) income, net	$(6,792)	$2,269	$(9,061)

Other (expense) income, net during the three months ended September 30, 2018 consisted primarily of a $6.7 million change in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants. Other (expense) income, net during the three months ended September 30, 2017 consisted primarily of a $2.3 million change in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenue

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Product	$57,237	$11,358	$45,879
Service	2,706	2,408	298
Distribution rights	356	356	-
Total revenue	$60,299	$14,122	$46,177

Total revenue during the nine months ended September 30, 2018 increased by $46.2 million compared to the nine months ended September 30, 2017. The increase was primarily due to a $45.9 million increase in product revenue during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Product Revenue. Product revenue during the nine months ended September 30, 2018 increased by $45.9 million compared to the nine months ended September 30, 2017. The increase was due to the revenue recognized related to the delivery and installation of ten MRIdian Linac systems and one system upgrade during the nine months ended September 30, 2018 as compared to two MRIdian Linac systems during the nine months ended September 30, 2017.

Service Revenue. Service revenue increased slightly during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to the increase in installed base.

Distribution Rights Revenue. Distribution rights revenue remained flat, as expected based on the ratable recognition of revenue over the term of this agreement, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Cost of Revenue

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Product	$49,564	$10,322	$39,242
Service	4,732	1,758	2,974
Total cost of revenue	$54,296	$12,080	$42,216

Product Cost of Revenue. Product cost of revenue increased by $39.2 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily due to the delivery and installation of ten MRIdian Linac systems and one system upgrade and write down of $2.9 million of MRIdian Cobalt related inventory and deposits on purchased inventory during the nine months ended September 30, 2018, as compared to the installations of two MRIdian Linac systems during the nine months ended September 30, 2017.

Service Cost of Revenue. Service cost of revenue increased by $3.0 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to timing of services combined with the increase in installed base during the nine months ended September 30, 2018, as well as increased headcount of field service engineers.

Operating Expenses

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Research and development	$12,506	$9,781	$2,725
Selling and marketing	10,024	5,453	4,571
General and administrative	37,070	22,116	14,954
Total operating expenses	$59,600	$37,350	$22,250

Research and Development. Research and development expenses during the nine months ended September 30, 2018 increased by $2.7 million, compared to the nine months ended September 30, 2017. The increase was primarily attributable to a $2.0 million increase in personnel expense related to an increase in headcount, a $0.6 million increase in facilities costs and a $0.3 million increase in travel expense. This increase was partially offset by a $0.3 million decrease in outside service costs.

Selling and Marketing. Selling and marketing expenses during the nine months ended September 30, 2018 increased by $4.6 million compared to the nine months ended September 30, 2017. The increase was primarily attributable to a $4.0 million increase in personnel expense related to an increase in headcount, a $0.4 million increase in travel expenses and a $0.4 million increase in consulting fees to support our growing sales organization. This increase was partially offset by a $0.4 million decrease in marketing expense.

General and Administrative. General and administrative expenses during the nine months ended September 30, 2018 increased by $15.0 million compared to the nine months ended September 30, 2017. This increase was primarily driven by $5.0 million of severance expense associated with certain terminated executives. The remaining increase was attributable to the increase in headcount, legal expense and depreciation expense.

Interest Expense

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Interest expense	$(5,758)	$(5,372)	$(386)

Interest expense increased slightly during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, mainly due to the increase in loan balance under the effective interest rate method, including deferred payment in-kind interest to CRG, although the nominal loan balance remained the same during both periods.

Other (Expense) Income, Net

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Other (expense) Income, net	$(307)	$(6,853)	$6,546

Other (expense) income, net during the nine months ended September 30, 2018 consisted primarily of a $0.4 million change in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants. Other (expense) income, net during the nine months ended September 30, 2017 consisted primarily of a $6.7 million change in the fair value of warrant liability related to the 2017 and 2016 Placement Warrants.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the nine months ended September 30, 2018 and 2017, we had net losses of $59.7 million and $47.5 million, respectively. At September 30, 2018 and December 31, 2017, we had an accumulated deficit of $382.2 million and $319.9 million, respectively.

At September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $201.5 million and $57.4 million, respectively. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed and delivered. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and public or private debt. In January 2017, we issued common stock and warrants to purchase common stock via the 2017 Private Placement for gross proceeds of $26.1 million. In 2017, we also raised aggregate gross proceeds of $40.1 million through our at-the-market offering program under which we sold approximately 6.6 million shares of our common stock at an average sale price of $6.10 per share. In October 2017, we issued common stock in the October 2017 Direct Registered Offering for gross proceeds of $49.9 million. In March 2018, we issued common stock, Series A convertible preferred stock and warrants to purchase common stock in the March 2018 Direct Registered Offering for gross proceeds of $59.1 million. In May 2018, we raised additional aggregate gross proceeds of $0.3 million through our at-the-market offering program under which we sold 33,097 shares of our common stock at an average sale price of $8.41 per share. In August 2018, we raised aggregate gross proceeds of $172.5 million via a public offering, in which we sold approximately 18.6 million shares of our common stock at a price of $9.25 per share. We expect that our existing cash and cash equivalents, together with the sales of MRIdian systems will enable us to conduct our planned operations for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash used in operating activities	$(77,429)	$(43,694)
Cash used in investing activities	$(2,814)	$(1,117)
Cash provided by financing activities	$224,635	$65,026

Operating Activities

We have historically experienced negative cash outflows as we developed MRIdian with Cobalt-60 systems, MRIdian Linac and expanded our business. Our primary source of cash flow from operating activities is cash receipts from customers including sales of MRIdian systems and, to a lesser extent, up-front payments from customers. Our primary uses of cash in operating activities are amounts due to vendors for purchased components and employee-related expenditures.

During the nine months ended September 30, 2018, cash used in operating activities was $77.4 million, as a result of our net loss of $59.7 million, a $33.0 million net change in our operating assets and liabilities, and the aggregate non-cash charges of $15.3 million. The net change in our operating assets and liabilities was primarily a result of a change in inventory, customer deposits and deferred revenue, accounts payable, accounts receivable and prepaid expenses and other assets, which was partially offset by changes in accrued expenses and other long-term liabilities, deferred cost of revenue and deposits on purchased inventory. Inventory increased $22.4 million, in anticipation of upcoming shipments and installations of MRIdian systems. Customer deposits and deferred revenue decreased $12.4 million as a result of revenue recognized for the ten units of MRIdian system sales and one unit of system upgrade partially offset by additional accrual for the units currently being installed in the first nine months of 2018. Accounts payable decreased $4.1 million resulting from the timing of payment. Accounts receivable increased by $2.4 million resulting from the timing of collections. Prepaid expenses and other assets increased $2.3 million mainly due to prepayments made for insurance premiums and deferred sales commissions. The net change in our operating assets and liabilities were partially offset by a $6.7 million increase in accrued expense and other liabilities mainly resulting from accrued tax liabilities and accrued interest for the CRG Term Loan, a $2.3 million decrease in deferred cost of revenue primarily due to the revenue recognized for MRIdian systems for the nine months ended September 30, 2018, partially offset by the shipment of additional components for MRIdian systems currently being installed , and a $1.5 million decrease in deposits on purchased inventory due to the receipt of inventory previously paid for as deposits. Non-cash charges included $10.1 million of stock-based compensation expense, $2.7 million of amortization of debt discount and interest accrual related to the CRG Term Loan, and $2.6 million of depreciation and amortization expense, offset by a $0.1 million gain related to the change in fair value of the 2017 and 2016 Placement Warrants.

During the nine months ended September 30, 2017, cash used in operating activities was $43.7 million as a result of our net loss of $47.5 million and a $10.4 million net change in our operating assets and liabilities, partially offset by aggregate non-cash charges of $14.2 million. The net change in our operating assets and liabilities was primarily a result of an increase in inventory and deposits on purchased inventory, an increase in deferred cost of revenue, and an increase in prepaid expenses and other assets, partially offset by an increase in customer deposits and deferred revenue, an increase in accounts payable, a decrease in accounts receivable, and an increase in accrued expenses and other long-term liabilities. Inventory and deposits on purchased inventory increased $11.1 million and $3.6 million, respectively, in anticipation of upcoming shipments and installations of MRIdian systems. Deferred cost of revenue increased $6.5 million due to the shipment of additional components for MRIdian systems currently being installed. Prepaid expenses and other assets increased $2.1 million, primarily attributable to deferred sales commissions on new sales contracts and prepaid consulting fees. The net change in our operating assets and liabilities were partially offset by a $5.2 million increase in customer deposits and deferred revenue mainly due to deposits received from new sales contracts in the first nine months of 2017. The $2.1 million increase in accounts payable and the $3.2 million decrease in accounts receivable resulted from the timing of payment and collections. The $2.5 million increase in accrued expenses and other long-term liabilities was due primarily to the timing of invoice receipts for services and inventory purchased. Non-cash charges included a $6.7 million change in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants, $2.5 million of amortization of debt discount and interest accrual related to the CRG Term Loan, $2.8 million of stock-based compensation expense, $1.6 million of depreciation and amortization expense as well as a $0.6 million charge due to LCM adjustments related to the reduction of carrying value of inventory to its net realizable value.

Investing Activities

Cash used in investing activities of $2.8 million and $1.1 million during the nine months ended September 30, 2018 and 2017, respectively, resulted from capital expenditures to purchase property and equipment.

Financing Activities

During the nine months ended September 30, 2018, financing activities provided $224.6 million in cash, consisting of $172.5 million in gross proceeds from the August 2018 Public Offering of Common Stock, $59.1 million gross proceeds from the March 2018 Direct Registered Offering, $0.3 million gross proceeds from our at-the-market offering program and $3.6 million proceeds from the exercise of stock options, partially offset by offering costs of $10.6 million for the August 2018 Public Offering of Common Stock and $0.2 million for the March 2018 Direct Registered Offering.

During the nine months ended September 30, 2017, financing activities provided $65.0 million in cash consisting of $26.1 million gross proceeds from the 2017 Private Placement, $40.1 million gross proceeds from our at-the-market offering program and $0.2 million from the exercise of stock options, partially offset by offering costs of $1.1 million for our at-the-market offering program and offering costs of $0.3 million for our 2017 and 2016 Private Placements.

CRG Term Loan

In June 2015, we entered into the CRG Term Loan for up to $50.0 million, of which $30.0 million was made available to us upon closing and the remaining $20.0 million would be available on or before June 30, 2016 upon the achievement of certain milestones. We drew down the first $30.0 million on the closing date in June 2015.  In March 2016, the CRG Term Loan was amended with regard to the conditions for borrowing the remaining $20.0 million available. We achieved one milestone at March 31, 2016 and borrowed an additional $15.0 million in May 2016. In April 2017, we executed an amendment to the CRG Term Loan, which included an extension to the availability of the existing $5.0 million tranche at our option through June 30, 2017, added a $15.0 million tranche of borrowing capacity available at our option through September 30, 2017, extended the interest-only and payment in-kind period, decreased the combined 2016 and 2017 revenue covenant and included a 1.75% increase to the facility fee. In October 2017, we executed another amendment to the CRG Term Loan, extending the availability of the existing $15.0 million borrowing capacity through December 31, 2017. We did not draw down any amount under the $5.0 million or the $15.0 million tranches and they have since expired. In February 2018, the CRG Term Loan was amended to decrease the amount of the minimum combined 2016 and 2017 revenue covenant effective December 31, 2017. The CRG Term Loan is subject to financial covenants and is collateralized by essentially all our assets and limits our ability with respect to additional indebtedness, investments or dividends, among other things, subject to customary exceptions.

At September 30, 2018, we had $45.0 million in outstanding debt to CRG, which is repayable through June 30, 2020. The CRG Term Loan bears cash interest at a rate of 12.5% per annum and has an interest-payment-only period through March 31, 2020. We were in compliance with all financial covenants under the CRG Term Loan at September 30, 2018. Additional details regarding the CRG Term Loan are included in the section entitled “Notes to Condensed Consolidated Financial Statements – Note 5 – Debt” in the condensed consolidated financial statements.

2017 Private Placement

In January 2017, we entered into a securities purchase agreement pursuant to which we sold an aggregate of 10,323,101 shares of common stock which consists of 8,602,589 shares of common stock and warrants to purchase 1,720,512 shares of common stock, or the 2017 Placement Warrants, for total gross proceeds of $26.1 million, or the 2017 Private Placement. We completed the closing of the 2017 Private Placement on January 18, 2017. The 2017 Placement Warrants have a per share exercise price of $3.17, are exercisable after nine months and expire seven years from the date of issuance.

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

During fiscal year 2017, we sold an aggregate of approximately 6.6 million shares of our common stock at an average market price of $6.10 per share under the at-the-market offering program, resulting in aggregate gross proceeds of approximately $40.1 million. During the nine months ended September 30, 2018, we sold 33,097 shares of our common stock at an average market price of $8.41 under the at-the-market offering program, resulting in aggregate gross proceeds of approximately $0.3 million.

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

August 2018 Public Offering of Common Stock

In August, 2018, pursuant to an underwriting agreement, we issued and sold an aggregate of 18,648,649 shares of our common stock at $9.25 per share to the public for total gross proceeds of $172.5 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018 and December 31, 2017. Additionally, there were no material changes to our contractual obligations described in our Annual Report on Form 10-K filed with the SEC on March 12, 2018, except for the changes to operating lease obligations due to new and amended operating leases. See the section entitled “Notes to Condensed Consolidated Financial Statements – Note 6 – Commitments and Contingencies” in the condensed consolidated financial statements.

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

With the exception of the change in revenue recognition policy as a result of the adoption of ASC 606 (see the section entitled “Notes to Condensed Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” in the condensed consolidated financial statements), there have been no significant changes to our accounting policies during the nine months ended September 30, 2018, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 12, 2018. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017. If any of the risks discussed in our Annual Report on Form 10-K or any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described in our Annual Report on Form 10-K and the risks described below are not the only risks facing the Company.

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

Our commercial, manufacturing and research and development programs and operations depend on our ability to attract and retain highly skilled engineers, scientists and salespeople. We may not be able to attract or retain qualified personnel in the future due to the competition for qualified personnel among medical device businesses, including in California and Ohio. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. Recruiting and retention difficulties can limit our ability to support our commercial, manufacturing and research and development programs. All of our employees are at-will, which means that either we or the employee may terminate his or her employment at any time.

We have a limited history of manufacturing, assembling and installing MRIdian in commercial quantities and may encounter related problems or delays that could result in lost revenue.

The pre-installation manufacturing processes for MRIdian include sourcing components from various third-party suppliers, subassembly, assembly, system integration and testing. We must manufacture and assemble MRIdian in compliance with regulatory requirements and at an acceptable cost in order to achieve and maintain profitability. We have only a limited history of manufacturing, assembling and installing MRIdian and, as a result, we may have difficulty manufacturing, assembling and installing MRIdian in sufficient quantities in a timely manner. To manage our manufacturing and operations with our suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs up to a year in advance and enter into purchase orders on the basis of these requirements. Our limited manufacturing history may not provide us with sufficient data to accurately predict future component demand and to anticipate our costs effectively. Further, we have experienced and may in the future experience delays in obtaining components and materials from suppliers which could impede our ability to manufacture, assemble and install MRIdian on our expected timeline, which could result in order cancellations or contractual penalties. For example, in August 2018, in response to a worldwide shortage of liquid helium, our liquid helium supplier imposed on all its customers, including our company, a reduction in helium allocation amounts. The reduction in allocation is for the remainder of 2018 and may extend into 2019. We are actively working with other vendors and suppliers to supplement our liquid helium supplies.

Likewise, we have experienced and may in the future experience delays in the assembly and installation of MRIdian on our expected timeline and installing our systems at customer sites associated with contractor timing delays, which could result in order cancellations or contractual penalties. For example, one of our end customers has informed us that they believe we are late on delivery of one system and that we will be subject to penalties as a result. While we have disputed that claim, there can be no assurance that we will be successful, and penalties could adversely affect our results of operations. In another instance, one of our end customers experienced flooding at its site on two occasions, which has delayed our ability to complete installation and which may adversely affect our results of operations.

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
•

effective compliance with privacy, data protection and information security laws, such as the European Union General Data Protection Regulation (GDPR) and the Cybersecurity Law of the People’s Republic of China;

•	differing regulatory requirements for obtaining clearances or approvals to market MRIdian and future product enhancements for MRIdian;
•	changes in uncertainties relating to foreign rules and regulations that may impact our ability to sell MRIdian, perform services or repatriate profits to the United States;
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
•

dependence on, and potential disruptions to, our international supply chain, including as a result of changes in foreign laws and regulations, tariffs, export or import restrictions, political, economic and social instability or otherwise;

•	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action; and
•	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us.

We expect that we will begin expanding into more markets; however, we cannot assure you that our expansion plans will be realized, or if realized, be successful. We expect each market to have particular regulatory and funding hurdles to overcome and future developments in these markets, including the uncertainty relating to governmental policies and regulations, could harm our business. If we expend significant time and resources on expansion plans that fail or are delayed, our reputation, business and financial condition may be harmed. In addition, the U.S. government has recently imposed tariffs on certain U.S. imports, and the European Union, China and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating trade tensions. However, such tariffs and other trade restrictions could increase our cost of doing business, reduce our gross margins or otherwise harm our business, financial condition or results of operations.

International tariffs, including tariffs applied to our MRIdian systems sold into China, could materially and adversely affect our business operations and financial condition.

Our global business could be negatively affected by trade barriers and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably.  For example, in June 2018, the U.S. Government announced 25% tariffs on radiation therapy equipment imported from China, and in August 2018, China retaliated by announcing 25% tariffs on medical or surgical x-ray equipment, which may include MRIdian systems. The imposition of tariffs on MRIdian systems imported into China or elsewhere could require us to raise prices, which may negatively impact the demand for our products in the affected market and/or reduce our gross margins. In addition, any of our competitors that are based outside the United States or that are otherwise not subject to tariffs that affect us might gain a competitive advantage as a result. Given the uncertainty regarding the scope and duration of trade actions by the U.S., China and other countries, the impact of these trade actions or any other trade barriers, tariffs or similar measures on our business operations or financial condition remains uncertain.

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

Furthermore, the FDA’s ongoing review of the 510(k) clearance process may make it more difficult for us to make modifications to our previously cleared products, either by imposing more strict requirements on when a new 510(k) notification for a modification to a previously cleared product must be submitted, or applying more onerous review criteria to such submissions. More recently, the FDA issued guidance “Deciding When to Submit a 510(k) for a Change to an Existing Device” and “Deciding When to Submit a 510(k) for a Software Change to an Existing Device”) on October 25, 2017 (replacement of a 1997 guidance document) to assist industry in determining when a change to a previously 510(k)-cleared product requires a new premarket notification to be submitted to the FDA. In addition, FDA issued guidance “Postmarket Management of Cybersecurity in Medical Devices” on December 28, 2016.  These new guidance documents could impose additional regulatory requirements upon us that could: increase the costs of compliance; restrict our ability to maintain our current clearances; and delay our ability to obtain 510(k) clearances. We cannot guarantee whether the FDA’s approach in future guidance will result in substantive changes to existing policy and practice regarding the assessment of whether a new 510(k) is required for changes or modifications to existing devices. The FDA continues to review its 510(k) clearance process, which could result in additional changes to regulatory requirements or guidance documents, which could increase the costs of compliance or restrict our ability to maintain current clearances.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices or the reimbursement thereof. In addition, the FDA or Nuclear Regulatory Commission, or NRC, regulations and guidance are often revised or reinterpreted by the FDA or NRC in ways that may significantly affect our business and our MRIdian systems In addition, as part of Food and Drug Administration Safety and Innovation Act, or FDASIA, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms, which are further intended to clarify and improve medical device regulation both pre- and post-clearance or approval. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to manufacture, market or distribute MRIdian or future products. More recently, the FDA issued guidance (“Deciding When to Submit a 510(k) for a Change to an Existing Device” and “Deciding When to Submit a 510(k) for a Software Change to an Existing Device”) on October 25, 2017 to assist industry in determining when a change to a previously 510(k)-cleared product requires a new premarket notification to be submitted to the FDA. These new guidance documents could impose additional regulatory requirements upon us that could: increase the costs of compliance; restrict our ability to maintain our current clearances; and delay our ability to obtain 510(k) clearances. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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

The Medical Devices Regulation will become applicable three years after publication. Once applicable, the new regulations will among other things:

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

Risks Related to Information Security and Cybersecurity

An information security incident, including a cybersecurity breach, could have a negative impact to the Company’s business or reputation.

To meet business objectives, we rely on both internal information technology (IT) systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these IT systems and networks, and the confidentiality, integrity, and availability of our sensitive data. We assess these threats and makes investments to increase internal protection, detection, and response capabilities, as well as ensure that our third party providers have required capabilities and controls, to address this risk. To date, we have not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential that we could be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Exhibit	Date Filed	Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws of ViewRay, Inc.	8-K	3.2	5/10/18

4.1	Certificate of Elimination of the Series A Convertible Preferred Stock of ViewRay, Inc.	8-K	3.1	5/10/18

10.1	Vanni Business Park Industrial Lease by and between Vanni Business Park, LLC and ViewRay, Inc. dated April 11, 2018.	10-Q	10.1	8/7/18

10.2	Second Amendment to Office Lease by and between BXP Research Park LP and ViewRay, Inc. dated September 1, 2018.	10-Q	10.2	8/7/18

10.3	Separation Agreement, dated July 22, 2018, by and between ViewRay Inc. and Chris A. Raanes	10-Q	10.3	8/7/18

10.4	Separation Agreement, dated July 22, 2018, by and between ViewRay Inc. and Doug Keare	10-Q	10.4	8/7/18

10.5	Employment Agreement, dated July 22, 2018, by and between ViewRay Inc. and Scott Drake	10-Q	10.5	8/7/18

10.6	Employment Agreement, dated July 22, 2018, by and between ViewRay Inc. and Shahriar Matin	10-Q	10.6	8/7/18

10.7	ViewRay, Inc. 2018 Equity Inducement Award Program	S-8	99.1	8/10/18

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101	Interactive Data Files of Financial Statements and Notes.				X

101.INS	Instant Document				X

101.SCH	XBRL Taxonomy Schema Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWRAY, INC.

Dated: November 9, 2018	By:	/s/ Scott Drake
	Name:	Scott Drake
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2018	By:	/s/ Ajay Bansal
	Name:	Ajay Bansal
	Title:	Chief Financial Officer
(Principal Financial Officer)