Form 10-Q
period 2019-03-31
ViewRay, Inc.
filed 2019-05-03
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of April 26, 2019, the registrant had 96,952,728 shares of common stock, $0.01 par value per share, outstanding.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	VRAY	The Nasdaq Global Market

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

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A, titled “Risk Factors” and discussed elsewhere in this Report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIEWRAY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$145,797	$167,432
Accounts receivable	27,432	36,867
Inventory	65,140	49,462
Deposits on purchased inventory	7,642	8,142
Deferred cost of revenue	4,342	9,736
Prepaid expenses and other current assets	9,060	6,045
Total current assets	259,413	277,684
Property and equipment, net	15,279	13,958
Restricted cash	1,382	1,933
Right-of-use assets	12,055	—
Other assets	1,496	1,395
TOTAL ASSETS	$289,625	$294,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,891	$10,207
Accrued liabilities	16,207	9,983
Customer deposits	14,905	19,968
Operating lease liability, current	1,284	—
Deferred revenue, current	10,287	13,731
Total current liabilities	60,574	53,889
Deferred revenue, net of current portion	5,507	5,744
Long-term debt	55,402	55,364
Warrant liabilities	14,872	11,844
Operating lease liability, noncurrent	11,491	—
Other long-term liabilities	303	820
TOTAL LIABILITIES	148,149	127,661
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at March 31, 2019 and December 31, 2018; 96,933,098 and 96,332,023 shares issued and outstanding at March 31, 2019 and December 31, 2018	959	952
Additional paid-in capital	572,855	565,334
Accumulated deficit	(432,338)	(398,977)
TOTAL STOCKHOLDERS’ EQUITY	141,476	167,309
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$289,625	$294,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Product	$18,874	$25,379
Service	1,291	692
Distribution rights	119	119
Total revenue	20,284	26,190
Cost of revenue:
Product	22,033	19,711
Service	3,615	909
Total cost of revenue	25,648	20,620
Gross margin	(5,364)	5,570
Operating expenses:
Research and development	5,031	3,770
Selling and marketing	4,885	3,246
General and administrative	15,109	9,846
Total operating expenses	25,025	16,862
Loss from operations	(30,389)	(11,292)
Interest income	220	2
Interest expense	(759)	(1,866)
Other (expense) income, net	(2,433)	8,342
Loss before provision for income taxes	$(33,361)	$(4,814)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(33,361)	$(4,814)
Amortization of beneficial conversion feature related to Series A convertible preferred stock	$—	$(2,728)
Net loss attributable to common stockholders, basic and diluted	$(33,361)	$(7,542)
Net loss per share, basic and diluted	$(0.34)	$(0.11)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	96,741,309	68,943,918

The accompanying notes are an integral part of these condensed consolidated financial statements

VIEWRAY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock			Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	—	$—	$—	96,332,023	$952	$565,334	$(398,977)	$167,309
Issuance of common stock from option exercises	—	—	—	588,120	7	2,877	—	2,884
Stock-based compensation	—	—	—	—	—	4,552	—	4,552
Issuance of common stock from warrant exercises	—	—	—	12,955	—	—	—	—
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	—	—	—	92	—	92
Net loss	—	—	—	—	—	—	(33,361)	(33,361)
Balance at March 31, 2019	—	$—	$—	96,933,098	$959	$572,855	$(432,338)	$141,476

Balance at December 31, 2017	—	$—	$—	67,653,974	$666	$321,174	$(319,853)	$1,987
Issuance of common stock from option exercises	—	—	—	265,647	3	375	—	378
Issuance of common stock from releases of restricted stock units	—	—	—	12,468	—	—	—	—
Stock-based compensation	—	—	—	—	—	1,190	—	1,190
Issuance of common stock upon direct registered offering (net of offering cost of $177)	—	—	—	4,090,000	41	30,052	—	30,093
Issuance of preferred Series A stock upon direct registered offering	3,000,581	30	22,177	—	—	2,728	(2,728)	22,207
Issuance of common stock warrants in connection with direct registered offering	—	—	—	—	—	6,623	—	6,623
Net loss	—	—	—	—	—	—	(4,814)	(4,814)
Balance at March 31, 2018	3,000,581	$30	$22,177	72,022,089	$710	$362,142	$(327,395)	$57,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,361)	$(4,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	946	658
Stock-based compensation	4,552	1,190
Accretion on asset retirement obligation	7	10
Change in fair value of warrant liabilities	3,120	(8,182)
Amortization of debt discount and interest accrual	141	870
Product upgrade reserve	5,601	—
Changes in operating assets and liabilities:
Accounts receivable	9,435	(5,845)
Inventory	(15,795)	(12,021)
Deposits on purchased inventory	500	(2,958)
Deferred cost of revenue	4,628	9,126
Prepaid expenses and other assets	(3,009)	282
Accounts payable	7,048	2,081
Accrued expenses and other long-term liabilities	1,278	725
Customer deposits and deferred revenue	(8,744)	(18,576)
Net cash used in operating activities	(23,653)	(37,454)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,249)	(497)
Net cash used in investing activities	(1,249)	(497)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from direct registered offering, gross	—	59,100
Payment of debt issuance cost	(168)	—
Proceeds from the exercise of stock options	2,884	378
Net cash provided by financing activities	2,716	59,478
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(22,186)	21,527
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	169,365	58,532
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$147,179	$80,059
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$750	$996
Cash paid for taxes	$7	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock warrants reclassified from liability to additional paid-in capital upon exercise	$92	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$492	$—
Transfer of property and equipment from inventory	$246	$1,415
Purchase of property and equipment in accounts payable and accrued liabilities	$615	$228
Offering costs included in accounts payable and accrued expenses	$—	$177

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

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company’s principal sources of liquidity are cash flows from public and private offerings and available borrowings under its term loan agreement, as well as cash receipts from its sales of MRIdian systems. These have historically been sufficient to meet working capital needs, capital expenditures, and debt service obligations. During the three months ended March 31, 2019, the Company incurred a net loss of $33.4 million and used cash in operating activities of $23.7 million. The Company believes that its existing cash balance of $145.8 million as of March 31, 2019, together with anticipated cash proceeds from sales of MRIdian systems will be sufficient to provide liquidity to fund its operations for at least the next 12 months.

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 842, or Topic 842, Leases, by using a modified retrospective transition approach. The adoption of Topic 842 had no impact on the Company’s prior period financial statements. Refer to Note 6, Commitments and Contingencies for further information and related disclosures.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 15, 2019, and have not changed significantly since that filing, except for the January 1, 2019 adoption of the new accounting guidance Topic 842, Leases. Refer to the Recently Adopted Accounting Pronouncements below and to Note 6, Commitments and Contingencies for further information and related disclosures.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update, or ASU, No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods therein. The Company is allowed to early adopt either the entire standard or only the provisions that eliminate or modify the requirements of Topic 820. The Company is evaluating the impact of this update on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU, No. 2016-02, Leases and issued subsequent amendments to the initial guidance in September 2017 within ASU 2017-13, in January 2018 within ASU 2018-01, in July 2018 within ASU 2018-10 and ASU 2018-11, and in March 2019 within ASU 2019-01 (collectively, Topic 842). Topic 842 supersedes Topic 840, Leases, and requires lessees to recognize on their balance sheets all leases, with the exception of short-term leases, as a right-of-use asset and a corresponding lease liability measured at the present value of the lease payments. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard requires expanded disclosures regarding leasing arrangements. Effective January 1, 2019, the Company adopted Topic 842 using a modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. There was no cumulative-effect adjustment recorded to retained deficit upon adoption.

Topic 842 provides several optional practical expedients in transition. The Company elected to use the package of practical expedients permitted under the transition guidance, which allows the Company not to reassess its prior conclusions about lease identification, lease classification and initial direct costs for any leases that existed prior to January 1, 2019. The Company did not elect to use the other practical expedients provided.

Upon adoption, the Company recognized the right-of-use assets and operating lease liabilities totaling approximately $11.9 million and $12.6 million, respectively, to reflect the present value of remaining lease payments under existing lease arrangements with no impact to the opening balance of retained deficit as a result of adoption. The difference between the leased assets and lease liabilities represents the existing deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which was effectively reclassified upon adoption to reduce the measurement of the leased assets.

In determining the present value of lease payments, the Company uses the rate implicit in the lease or when such rate is not readily available, we utilize our incremental borrowing rate based on the information available at the lease commencement date. Lease expense is recognized on a straight-line basis over the expected lease term. In determining the expected lease term, the Company may include options to extend or terminate the lease when it is reasonably certain that it will exercise any such option. For more information on the impact of adoption and the disclosures required by the new standard, refer to Note 6, Commitments and Contingencies.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted ASU 2018-07 on January 1, 2019, and the adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.

3.	Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Prototype	$12,247	$12,425
Machinery and equipment	13,871	12,654
Leasehold improvements	4,621	4,600
Furniture and fixtures	665	636
Software	1,296	1,250
Construction in progress	1,216	148
Property and equipment, gross	33,916	31,713
Less: accumulated depreciation and amortization	(18,637)	(17,755)
Property and equipment, net	$15,279	$13,958

Depreciation and amortization expense related to property and equipment were $0.9 million and $0.7 million during the three months ended March 31, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued payroll and related benefits	$5,828	$5,047
Accrued accounts payable	3,736	3,626
Payroll withholding tax, sales and other tax payable	439	782
Accrued legal, accounting and professional fees	721	360
Product upgrade reserve	4,964	—
Other	519	168
Total accrued liabilities	$16,207	$9,983

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Deferred revenue:
Product	$5,424	$9,623
Service	7,618	6,981
Distribution rights	2,752	2,871
Total deferred revenue	15,794	19,475
Less: current portion of deferred revenue	(10,287)	(13,731)
Noncurrent portion of deferred revenue	$5,507	$5,744

Other Long-Term Liabilities

	March 31, 2019	December 31, 2018
Accrued interest, noncurrent portion	$104	$—
Deferred rent, noncurrent portion	—	628
Other	199	192
Total other-long term liabilities	$303	$820

4.	Fair Value of Financial Instruments

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

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at March 31, 2019 and December 31, 2018. Level 3 liabilities that are measured on a recurring basis relate to the 2017 and 2016 Placement Warrants, as described in Note 9. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock, volatility and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 9).

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2019 and 2018, the Company recorded a loss of $3.0 million and a gain of $8.2 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. There were no transfers between Level 1, Level 2 and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At March 31, 2019
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$8,955	$8,955
2016 Placement Warrants Liability	—	—	5,917	5,917
Total	$—	$—	$14,872	$14,872

	At December 31, 2018
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$7,115	$7,115
2016 Placement Warrants Liability	—	—	4,729	4,729
Total	$—	$—	$11,844	$11,844

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

	Three Months Ended March 31,
	2019	2018
Fair value, beginning of period	$11,844	$22,420
Change in fair value of Level 3 financial liabilities	3,120	(8,182)
Fair value of 2016 Placement Warrants at exercise	(66)	—
Fair value of 2017 Placement Warrants at exercise	(26)	—
Fair value, end of period	$14,872	$14,238

5.	Debt

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

The Company used the proceeds of the SVB Term Loan and cash on hand to repay in full its outstanding obligations under its then outstanding term loan, or the CRG Term Loan and to pay fees and expenses related thereto. The Company accounted for the termination of the CRG Term Loan as a debt extinguishment and recorded a debt extinguishment loss of $2.4 million from the difference between the net carrying amount of debt and the amount paid. The debt extinguishment loss includes $0.3 million in write-off of unamortized debt discount and debt issuance costs associated with the CRG Term Loan.

The Company received net proceeds from the SVB Term Loan of $55.4 million after related legal and consulting fees totaling $0.6 million. Such fees are accounted for as debt discount and issuance costs and presented as a direct deduction from the carrying amount of debt on the Company’s consolidated balance sheets. Debt discount, issuance costs and the final payment are amortized or accreted as interest expense over the term of the loan using the effective interest method.

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

The Company’s scheduled future payments on the SVB Term Loan at March 31, 2019 are as follows (in thousands):

Year Ended December 31,
The remainder of 2019	$-
2020	1,555
2021	18,667
2022	18,667
2023	17,111
Total future principal payments	56,000
Less: unamortized debt discount	(598)
Carrying value of long-term debt	55,402
Less: current portion	—
Long-term portion	$55,402

6.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakwood Village, Ohio and Mountain View, California under noncancelable operating lease agreements. The Company leases and occupies approximately 19,800 square feet of office space in Oakwood Village, Ohio, which expires in October 2019. In April 2019, the Company entered into an amendment to extend the term of the lease agreement through October 2021.

In June 2014, the Company entered into an office lease agreement to lease approximately 25,500 square feet of office space located in Mountain View, California, which expires in November 2019. In June 2018, the Company entered into an amendment to extend the term of the lease agreement through July 2025.

In April 2018, the Company entered into a lease agreement to lease approximately 24,600 square feet of additional office space located in Mountain View, California. The lease commenced in December 2018 and will expire in December 2025. The Company has the option to extend the term of the lease for a period of up to five years.

In recognition of the right-of-use assets and the related lease liabilities, with the exception of the Oakwood Village, Ohio lease, the options to extend the lease term have not been included as the Company is not reasonably certain that it will exercise any such option. At March 31, 2019, the weighted-average remaining lease term in years is 6.4 years and the weighted-average discount rate used is 7.7%.

During the three months ended March 31, 2019, the Company recognized the following lease costs and cash flow transactions arising from lease transactions:

Three Months Ended March 31,
2019
Operating lease cost	$626
Cash paid for amounts included in the measurement of lease liabilities	514
Right-of-use assets obtained in exchange for new operating lease liabilities	492

At March 31, 2019, the future payments and interest expense for the operating leases are as follows:

Year Ending December 31,	Future Payments
The remainder of 2019	$1,584
2020	2,522
2021	2,567
2022	2,496
2023	2,571
2024	2,604
Thereafter	1,924
Total undiscounted cash flows	$16,268
Less: imputed interest	(3,493)
Present value of lease liabilities	$12,775

The rent expense for operating leases for the three months ended March 31, 2018 using the accounting guidance in effect at that time was $0.2 million.

At December 31, 2018, the future minimum payments for the operating leases were as follows (in thousands):

Year Ending December 31,	Future Minimum Payments
2019	$2,070
2020	2,353
2021	2,424
2022	2,496
2023	2,571
Thereafter	4,532
Total future minimum payments	$16,446

Legal Proceedings

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for legal proceedings when it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. At March 31, 2019 and December 31, 2018, the Company was not involved in any material legal proceedings.

Purchase Commitments

At March 31, 2019 the Company had $7.3 million in outstanding firm purchase commitments.

7.	Revenue

The Company derives revenue primarily from the sale of MRIdian systems and related services as well as support and maintenance services on sold systems. Revenue is categorized as product revenue, service revenue and distribution rights revenue.

The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended March 31,
	2019	2018
U.S.
Product	$—	$13,535
Service	634	396
Total U.S. revenue	$634	$13,931

Outside of U.S. ("OUS")
Product	$18,874	$11,844
Service	657	296
Distribution rights	119	119
Total OUS revenue	$19,650	$12,259

Total
Product	$18,874	$25,379
Service	1,291	692
Distribution rights	119	119
Total revenue	$20,284	$26,190

Distribution agreement

In connection with the distribution agreement entered into in December 2014, between the Company and Itochu Corporation, or Itochu, the Company received a distribution fee of $4.0 million in three installments from Itochu for serving as the Company’s exclusive distributor for the sale and delivery of its MRIdian systems within Japan. In August 2016, the Company started recognizing distribution rights revenue ratably over the remaining term of the exclusive distribution agreement of approximately 8.5 years. A time-elapsed method is used to measure progress because control is transferred evenly over the remaining contractual period. The distribution rights revenue was $0.1 million for each of the three months ended March 31, 2019 and 2018.

Contract Balances

The timing of revenue recognition, billings and cash collections results in short-term and long-term trade receivables, customer deposits, deferred revenues and deferred cost of revenue on the condensed consolidated balance sheets.

Trade receivables are recorded at the original invoiced amount, net of an estimated allowance for doubtful accounts. Trade credit is generally extended on a short-term basis. The Company occasionally provides for long-term trade credit for its maintenance services so that the period between when the services are rendered to its customers and when the customers pay for that service is within one year. Thus, the Company’s trade receivables do not bear interest or contain a significant financing component. Long-term trade receivables of $0.4 million were reported within other assets in the condensed consolidated balance sheets at March 31, 2019 and at December 31, 2018. These amounts are billed in accordance with the terms of the customer contracts to which they relate and are expected to be collected three to four years from the date of invoice as the underlying maintenance services are rendered. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. This contract asset is recorded as an unbilled receivable and reported as part of accounts receivable on the condensed consolidated balance sheets.

Trade receivables are periodically evaluated for collectability based on past credit history of the respective customers and their current financial condition. Changes in the estimated collectability of trade receivables are included in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for doubtful accounts. The Company generally does not require collateral for trade receivables. There was no allowance for doubtful accounts recorded at March 31, 2019 or December 31, 2018.

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

During the three months ended March 31, 2019, the Company recognized $7.9 million of revenue that was included in the deferred revenue balance at the beginning of the reporting period. During the three months ended March 31, 2018, the Company recognized $22.2 million of revenue that was included in the deferred revenue balance at the beginning of the 2018 reporting period.

Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company estimates the transaction price at contract inception, including any variable consideration, and updates the estimate each reporting period for any changes. For the three months ended March 31, 2019, the Company recognized $0.9 million in revenue from performance obligations satisfied in the prior period. The cumulative catch-up adjustment resulted from a change in transaction price related to variable consideration that was constrained in prior periods.

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

As of March 31, 2019, the Company has sold approximately $40.4 million under this at-the-market offering program. No securities were sold in the three months ended March 31, 2019.

9.	Warrants

Equity Classified Common Stock Warrants

In connection with a debt financing in December 2013, the Company issued warrants to purchase 128,231 shares of its common stock with an exercise price of $5.84 per share. These warrants are exercisable any time at the option of the holder until December 16, 2023. None of these warrants have been exercised to date and they all remained outstanding at March 31, 2019.

In connection with the merger of the Company and ViewRay Technologies, Inc. in July 2015, or the Merger, in July and August 2015, the Company conducted a private placement offering during which the Company issued warrants, or the 2015 Placement Warrants, that provide the warrant holder the right to purchase 198,760 shares of common stock at an exercise price of $5.00 per share. The 2015 Placement Warrants are exercisable at any time at the option of the holder until the five-year anniversary of its date of issuance. Prior to March 31, 2019, the Company issued 92,487 shares of its common stock upon the net exercise of 159,010 shares of the 2015 Placement Warrants. The remaining 39,750 shares of the 2015 Placement Warrants have not been exercised and remained outstanding at March 31, 2019.

In connection with the March 2018 Direct Registered Offering, the Company issued warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share, or the 2018 Offering Warrants. The 2018 Offering Warrants became exercisable upon issuance and expire in March 2025. None of the 2018 Offering Warrants have been exercised to date and they all remained outstanding at March 31, 2019.

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

Liability Classified Common Stock Warrants

In connection with private placement offerings in 2017 and 2016, the Company issued common stock warrants, or the 2017 and 2016 Placement Warrants, which contain protection whereby the warrant holders will have the right to receive cash in the amount equal to the Black-Scholes value of the warrants upon the occurrence of a Change of Control, as defined in the 2017 and 2016 Placement Warrants. The 2017 and 2016 Placement Warrants were accounted for as a liability at the date of issuance and are adjusted to fair value at each balance sheet date, with the change in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The key terms of the 2017 and 2016 Placement Warrants are as follows:

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Three Months Ended March 31, 2019	Warrants Outstanding at March 31, 2019
2017 Placement Warrants	January 2017	7 years	$3.17	6,022	1,703,510
2016 Placement Warrants	August and September 2016	7 years	$2.95	15,549	1,115,066
Total				21,571	2,818,576

During the three months ended March 31, 2019 and 2018, the Company recorded a loss of $3.0 million and a gain of $8.2 million, respectively, related to the change in fair value of the 2016 and 2017 Placement Warrants. The fair value of the 2016 and 2017 Placement Warrants at March 31, 2019 and December 31, 2018, respectively, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	2017 Placement Warrants		2016 Placement Warrants
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Expected term (in years)	4.8	5.1	4.4	4.7
Expected volatility	59.4%	60.8%	60.0%	60.9%
Risk-free interest rate	2.2%	2.5%	2.2%	2.5%
Expected dividend yield	0%	0%	0	0%
10.	Stock-Based Compensation

A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at December 31, 2018	1,908,626	11,603,708	$6.64	7.6	$10,151
Additional options authorized	3,853,280
Options granted	(1,872,022)	1,872,022	8.28
Options exercised	-	(588,120)	4.90
Options canceled	79,293	(79,293)	7.49
RSUs granted	(651,392)
Balance at March 31, 2019	3,317,785	12,808,317	$6.95	7.9	$16,290
Vested and exercisable at March 31, 2019		4,071,182	$4.32	5.9	$12,759
Vested and expected to vest at March 31, 2019		12,181,953	$6.89	7.9	$16,094

The weighted-average grant date fair value of options granted to employees was $4.78 and $4.75 per share during the three months ended March 31, 2019 and 2018, respectively. The grant date fair value of options vested was $1.2 million and $1.1 million during the three months ended March 31, 2019 and 2018, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $1.9 million and $1.6 million during the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, total unrecognized compensation cost related to stock options granted to employees, net of estimated forfeitures, was $34.1 million which is expected to be recognized over a weighted-average period of 3.2 years.

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

The fair value of employee stock option is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Expected term (in years)	6.0	5.9
Expected volatility%	60.4%	61.7%
Risk-free interest rate%	2.6%	2.6%
Expected dividend yield%	0.0%	0.0%

Restricted Stock Units

From time to time, the Company grants Restricted Stock Units, or RSUs, to its board of directors for their services. These RSUs are either fully vested upon issuance or vest over a period of time from the grant date and will be released and settled upon termination of the board member’s services or the occurrence of a change in control event. In January 2019, the Company granted RSUs to its Board of Directors as part of the director compensation program. In March 2019, the Company granted RSUs to several employees. The fair value of RSUs is based on the closing market price of the Company’s common stock on the grant date.

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	1,736,234	$9.65
RSUs granted	651,392	7.69
RSUs vested	(21,149)	6.33
Unvested at March 31, 2019	2,366,477	$9.14
Vested and unreleased	142,656
Outstanding at March 31, 2019	2,509,133

The total grant date fair value of RSUs awarded was $5.0 million for the three months ended March 31, 2019. The total fair value of RSUs vested was $0.1 million for the three months ended March 31, 2019. There were no RSUs awarded or vested in the three months ended March 31, 2018.

As of March 31, 2019, total unrecognized stock-based compensation cost related to RSUs was $16.2 million, which is expected to be recognized over a weighted-average period of 2.3 years. As of March 31, 2019, 2,191,333 shares of RSUs are expected to vest.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss is classified as follows (in thousands):

	Three Months Ended March 31, 2019
	2019	2018
Research and development	$391	$203
Selling and marketing	265	127
General and administrative	3,896	860
Total stock-based compensation expense	$4,552	$1,190

During the three months ended March 31, 2019 and 2018, there was no stock-based compensation expense capitalized as a component of inventory or recognized in cost of revenue. Stock-based compensation relating to stock-based awards granted to consultants was insignificant during the three months ended March 31, 2019 and 2018.

11.	Income Tax

Due to the current operating losses, the Company recorded zero income tax expense during the three months ended March 31, 2019 and 2018, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations. The federal and state effective tax rate before valuation allowance is approximately 24% for the three months ended March 31, 2019.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, the Company’s deferred tax assets, which includes net operating loss, or NOL, carryforwards and tax credits related primarily to research and development continue to be subject to a valuation allowance as of March 31, 2019. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had unrecognized tax benefits of $2.1 million and $1.6 million at March 31, 2019 and December 31, 2018, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. At March 31, 2019, and December 31, 2018, there were no accrued interest and penalties related to uncertain tax positions.

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

	Three Months Ended March 31,
	2019	2018
Series A convertible preferred stock (if converted)	—	900,174
Options to purchase common stock	8,399,374	8,600,707
Common stock warrants	4,404,673	3,819,190
Restricted stock units	511,329	137,168
Total	13,315,376	13,457,239
13.	Related Party Transactions

In December 2004, the Company entered into a licensing agreement with the University of Florida Research Foundation, or UFRF, whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a 1% royalty, with a minimum $0.1 million royalty payment per quarter, from sales of products developed and sold by the Company utilizing the licensed patents. Minimum royalty payments in any calendar year are credited against earned royalties for such calendar year. Royalty expenses based on 1% of net sales were $0.2 million and $0.0 million during the three months ended March 31, 2019 and 2018, respectively, and were recorded as product cost of revenue.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report filed with the SEC on March 15, 2019. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Quarterly Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.

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

Both generations of the MRIdian have received 510(k) marketing clearance from the US Food and Drug Administration, or FDA, and permission to affix the Conformité Européene, or CE, mark.

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

•

In September 2016, we received the CE mark for the MRIdian Linac (with a linear accelerator as the radiation source) in the EEA. In February 2017, we received 510(k) clearance from the FDA to market MRIdian Linac. In June 2017, we received 510(k) clearance to market RayZR™, our high-resolution beam-shaping multi-leaf collimator. We also received MRIdian Linac regulatory approval in Taiwan and Canada in August 2017, and in Israel in November 2017. In March 2018, we received regulatory approval from the Japanese Ministry of Health, Labor and Welfare to market MRIdian Linac in Japan. We are also seeking required MRIdian Linac approvals in other countries.

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

At March 31, 2019, we had six MRIdian with Cobalt-60 systems and 25 MRIdian Linac systems at 24 customers worldwide (10 in the United States and 14 outside the United States).

We currently market MRIdian through a direct sales force in North America. In the rest of the world, we market MRIdian through a hybrid model of both a direct sales force and distribution network. We market MRIdian to a broad range of worldwide customers, including university research and teaching hospitals, community hospitals, private practices, government institutions and freestanding cancer centers. As with the traditional linac market, our sales and revenue cycle vary based on the particular customer and can be lengthy, sometimes lasting up to 18 to 24 months (or more) from initial customer contact to order contract execution. Following execution of a sales contract, it generally takes nine to 15 months for a customer to customize an existing facility or construct a new vault. Upon the commencement of installation at a customer’s facility, it typically takes approximately 60 to 90 days for us to install MRIdian and perform on-site testing of the system, including the completion of acceptance test procedures.

We generated total revenue of $20.3 million and $26.2 million, and had net losses of $33.4 million and $4.8 million, during the three months ended March 31, 2019 and 2018, respectively.

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

During the three months ended March 31, 2019, we received new orders for MRIdian systems totaling $42.8 million. At March 31, 2019, we had total backlog of $237.5 million.

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

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or net realizable value inventory, or LCNRV, adjustments if the carrying value of the inventory is greater than its net realizable value. There was no LCNRV charge for the three months ended March 31, 2019 and 2018.

We expect our materials, installation and service costs to decrease as we continue to scale our operations, improve product designs and work with our third-party suppliers to lower costs. We expect to continue to lower costs as we transition to MRIdian Linac.

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

Interest Expense

Interest expense consists primarily of interest and amortization related to our SVB Term Loan.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenue:
Product	$18,874	$25,379
Service	1,291	692
Distribution rights	119	119
Total revenue	20,284	26,190
Cost of revenue:
Product	22,033	19,711
Service	3,615	909
Total cost of revenue	25,648	20,620
Gross margin	(5,364)	5,570
Operating expenses:
Research and development	5,031	3,770
Selling and marketing	4,885	3,246
General and administrative	15,109	9,846
Total operating expenses:	25,025	16,862
Loss from operations	(30,389)	(11,292)
Interest income	220	2
Interest expense	(759)	(1,866)
Other (expense) income, net	(2,433)	8,342
Loss before provision for income taxes	(33,361)	(4,814)
Provision for income taxes	—	—
Net loss	$(33,361)	$(4,814)

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Product	$18,874	$25,379	$(6,505)
Service	1,291	692	599
Distribution rights	119	119	-
Total revenue	$20,284	$26,190	$(5,906)

Total revenue during the three months ended March 31, 2019 decreased by $5.9 million compared to the three months ended March 31, 2018. The decrease was primarily due to a $6.5 million decrease in product revenue, partially offset by a $0.6 million increase in service revenue during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Product Revenue. Product revenue decreased by $6.5 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was due to the revenue recognized during the three months ended March 31, 2019 on one fewer MRIdian Linac system in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Service Revenue. Service revenue increased by $0.6 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to the increase in installed base.

Distribution Rights Revenue. Distribution rights revenue remained flat, as expected based on the ratable recognition of revenue over the term of this agreement, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Cost of Revenue

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Product	$22,033	$19,711	$2,322
Service	3,615	909	2,706
Total cost of revenue	$25,648	$20,620	$5,028

Product Cost of Revenue. Product cost of revenue increased by $2.3 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Total cost of revenue in the three months ended March 31, 2019 was impacted by approximately $7.0 million of charges, primarily driven by higher than anticipated installation costs related to historical upgrade commitments. The $7.0 million includes $5.6 million of one-time charges and $1.4 million of expenses. This increase was partially offset by cost of revenue recognized on one fewer MRIdian Linac system in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Service Cost of Revenue. Service cost of revenue increased by $2.7 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2019 primarily due to timing of services and increase in installed base for the three months ended March 31, 2019, as well as increased headcount of field service engineers.

Operating Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Research and development	$5,031	$3,770	$1,261
Selling and marketing	4,885	3,246	1,639
General and administrative	15,109	9,846	5,263
Total operating expenses	$25,025	$16,862	$8,163

Research and Development. Research and development expenses during the three months ended March 31, 2019 increased by $1.3 million, compared to the three months ended March 31, 2018. The increase was primarily attributable to a $1.4 million increase in personnel expense related to an increase in headcount and a $0.1 million increase in facilities costs, partially offset by a $0.2 million decrease in outside services.

Selling and Marketing. Selling and marketing expenses during the three months ended March 31, 2019 increased by $1.6 million, compared to the three months ended March 31, 2018. This increase was primarily attributable to a $0.9 million increase in personnel expense related to the increase in our direct salesforce, $0.3 million increase in travel from the aforementioned increasing salesforce and a $0.3 million increase in marketing expense.

General and Administrative. General and administrative expenses during the three months ended March 31, 2019 increased by $5.3 million, compared to the three months ended March 31, 2018. This increase was primarily driven by a $4.6 million increase in personnel expense related to an increase in headcount, which included a $3.0 million increase in stock-based compensation expense for the increased headcount and executives hired since the first quarter of 2018. Additionally, we incurred a $0.5 million increase in facilities cost, a $0.3 million increase in consulting costs for former executives retained as consultants and a $0.3 million increase in travel costs. These increases were partially offset by a $0.6 million reduction in legal costs as there were no equity offerings this quarter.

Interest Expense

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Interest expense	$(759)	$(1,866)	$1,107

Interest expense decreased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due to the lower interest rate of the SVB Term Loan as compared to the CRG Term Loan, which was paid off in December 2018.

Other (Expense) Income, Net

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Other (expense) income, net	$(2,433)	$8,342	$(10,775)

Other (expense) income, net during the three months ended March 31, 2019 consisted primarily of a $3.1 million increase in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants and was partially offset by $0.9 million of income related to insurance proceeds. Other (expense) income, net during the three months ended March 31, 2018 consisted primarily of a $8.2 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the three months ended March 31, 2019 and 2018, we had net losses of $33.4 million and $4.8 million, respectively. At March 31, 2019 and December 31, 2018, we had an accumulated deficit of $432.3 million and $399.0 million, respectively.

At March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $145.8 million and $167.4 million, respectively. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed and delivered. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and public or private debt. In March 2018, we issued common stock, Series A convertible preferred stock and warrants to purchase common stock in the March 2018 Direct Registered Offering for gross proceeds of $59.1 million. In May 2018, we raised additional aggregate gross proceeds of $0.3 million through our at-the-market offering program under which we sold 33,097 shares of our common stock at an average sale price of $8.41 per share. In August 2018, we raised aggregate gross proceeds of $172.5 million via a public offering, in which we sold approximately 18.6 million shares of our common stock at a price of $9.25 per share. In December 2018, we entered into SVB Term Loan for a principal amount of $56.0 million. We used the proceeds from the SVB Term Loan and cash on hand to repay in full our obligations under the outstanding CRG Term Loan. We expect that our existing cash and cash equivalents, together with the sales of MRIdian systems will enable us to conduct our planned operations for at least the next 12 months.

In January 2019, we filed a registration statement with the SEC which covers the offering, issuance and sale of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units, including up to $100.0 million of our common shares pursuant to our at-the-market offering program with FBR.

We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future operating needs. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(23,653)	$(37,454)
Cash used in investing activities	$(1,249)	$(497)
Cash provided by financing activities	$2,716	$59,478

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

During the three months ended March 31, 2019, cash used in operating activities was $23.7 million, as a result of our net loss of $33.4 million and the aggregate non-cash charges of $14.4 million. Our net operating assets and liabilities increased by $4.7 million in the three months ended March 31, 2019. Inventory increased $15.8 million, in anticipation of upcoming shipments and installations of MRIdian systems. Customer deposits and deferred revenue decreased $8.7 million as a result of revenue recognized for the three units of MRIdian system sales and one unit of system upgrade partially offset by additional accrual for the units currently being installed. The net change in our operating assets and liabilities was partially offset by a decrease in accounts receivable of $6.8 million resulting from the timing of collections. Deferred costs decreased by $4.6 million mainly due to the revenue recognized in the first three months of 2019. Accounts payable increased $7.0 million resulting from the build of inventory and the resulting payments. Accrued expense and other liabilities increased by a $1.3 million mainly due to an increase in payroll and related benefits and accrued travel costs. Non-cash charges included $4.6 million of stock-based compensation expense, $0.9 million of depreciation and amortization expense, a $3.1 million loss related to the change in fair value of the 2017 and 2016 Placement Warrants, $5.6 million for historical upgrade commitments and $0.1 million of amortization of debt discount and interest accrual related to the SVB Term Loan.

During the three months ended March 31, 2018, cash used in operating activities was $37.5 million, as a result of our net loss of $4.8 million and a $27.2 million net change in our operating assets and liabilities and aggregate non-cash charges of $5.5 million. The net change in our operating assets and liabilities was primarily a result of a change in customer deposits and deferred revenue, inventory, accounts receivable and deposits on purchased inventory, which was partially offset by a change in deferred cost of revenue and accounts payable. Inventory and deposits on purchased inventory increased $12.0 million and $3.0 million, respectively, in anticipation of upcoming shipments and installations of MRIdian systems. Customer deposits and deferred revenue decreased $18.6 million as a result of revenue recognized for the four units of MRIdian system sales and one unit of system upgrade in the first three months of 2018. Accounts receivable increased $5.8 million resulting from the timing of collection. The net change in our operating assets and liabilities was partially offset by a $9.1 million decrease in deferred cost of revenue mainly due to the revenue recognized for the four units of MRIdian system sales and one unit of system upgrade in the first three months of 2018 and $2.1 million increase in accounts payable resulting from the timing of payments. Non-cash charges included a $8.2 million gain related to the change in fair value of the 2017 and 2016 Placement Warrants, which was partially offset by $1.2 million of stock-based compensation expense, $0.9 million amortization of debt discount and interest accrual related to the CRG Term Loan and $0.7 million of depreciation and amortization expense.

Investing Activities

Cash used in investing activities of $1.2 million and $0.5 million during the three months ended March 31, 2019 and 2018, respectively, resulted from capital expenditures to purchase property and equipment.

Financing Activities

During the three months ended March 31, 2019, financing activities provided $2.7 million in cash, consisting primarily of $2.9 million from the exercise of stock options.

During the three months ended March 31, 2018, financing activities provided $59.5 million in cash, consisting of $59.1 million gross proceeds from the March 2018 Direct Registered Offering and $0.4 million in proceeds from the exercise of stock options.

SVB Term Loan

In December 2018, we entered into the SVB Term Loan for a principal amount of $56.0 million. The SVB Term Loan has a maturity date of December 1, 2023 and bears interest at a rate of 6.30% per annum to be paid monthly over the term of the loan. Beginning on December 1, 2020 (or June 1, 2021, if the Company achieves a trailing twelve-month revenue of at least a specified amount and elects to apply such later date), the Company will make thirty-six equal monthly payments of principal (or thirty equal payments, if the Company so elects). In addition, upon repayment of the SVB Term Loan in full, the Company will make a final payment equal to 3.15% of the original aggregate principal amount of the SVB Term Loan. The SVB Term Loan contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions and transactions with affiliates. The SVB Term Loan also contains financial covenants that require the Company to maintain a minimum cash balance in accounts maintained at Silicon Valley Bank or one of its affiliates or else comply with a liquidity ratio and/or a minimum revenue target.

We were in compliance with all financial covenants under the SVB Term Loan at March 31, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of March 31, 2019. As of December 31, 2018, we did not have any off-balance sheet arrangements except for our operating leases. Additionally, there were no material changes to our contractual obligations described in our Annual Report on Form 10-K filed with the SEC on March 15, 2019, except for the changes to operating lease obligations due to the adoption of Topic 842, Leases. See the section entitled “Notes to Condensed Consolidated Financial Statements – Note 6 – Commitments and Contingencies” in the condensed consolidated financial statements.

For our contractual obligations that are expected to have an effect on our liquidity and cash flow, see section “Notes to Condensed Consolidated Financial Statements – Note 6 – Commitments and Contingencies” in the condensed consolidated financial statements and “Note 5 – Debt” in the condensed consolidated financial statements.

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

With the exception of the adoption of Topic 842, Leases, (see the section entitled “Notes to Condensed Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” in the condensed consolidated financial statements), there have been no significant changes to our accounting policies during the three months ended March 31, 2019, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 15, 2019. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018. If any of the risks discussed in our Annual Report on Form 10-K are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Exhibit	Date Filed	Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws of ViewRay, Inc.	8-K	3.2	5/10/18

10.1†	Offer Letter to James Alecxih				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101	Interactive Data Files of Financial Statements and Notes.				X

101.INS	Instant Document				X

101.SCH	XBRL Taxonomy Schema Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

_____________________

†  Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWRAY, INC.

Dated: May 3, 2019	By:	/s/ Scott Drake
	Name:	Scott Drake
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2019	By:	/s/ Ajay Bansal
	Name:	Ajay Bansal
	Title:	Chief Financial Officer
(Principal Financial Officer)