Form 10-Q
period 2019-06-30
ViewRay, Inc.
filed 2019-08-08
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, the registrant had 98,480,277 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIEWRAY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$122,053	$167,432
Accounts receivable	35,475	36,867
Inventory	57,963	49,462
Deposits on purchased inventory	5,792	8,142
Deferred cost of revenue	5,591	9,736
Prepaid expenses and other current assets	5,153	6,045
Total current assets	232,027	277,684
Property and equipment, net	21,975	13,958
Restricted cash	1,442	1,933
Right-of-use assets	12,780	—
Other assets	1,717	1,395
TOTAL ASSETS	$269,941	$294,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,241	$10,207
Accrued liabilities	18,910	9,983
Customer deposits	9,559	19,968
Operating lease liability, current	1,979	—
Deferred revenue, current	8,232	13,731
Total current liabilities	57,921	53,889
Deferred revenue, net of current portion	4,913	5,744
Long-term debt	55,445	55,364
Warrant liabilities	16,675	11,844
Operating lease liability, noncurrent	11,639	—
Other long-term liabilities	431	820
TOTAL LIABILITIES	147,024	127,661
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at June 30, 2019 and December 31, 2018; 98,259,203 and 96,332,023 shares issued and outstanding at June 30, 2019 and December 31, 2018	973	952
Additional paid-in capital	585,080	565,334
Accumulated deficit	(463,136)	(398,977)
TOTAL STOCKHOLDERS’ EQUITY	122,917	167,309
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$269,941	$294,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product	$27,905	$15,366	$46,779	$40,745
Service	2,143	958	3,434	1,650
Distribution rights	119	119	238	238
Total revenue	30,167	16,443	50,451	42,633
Cost of revenue:
Product	22,814	14,654	44,847	34,365
Service	4,107	1,720	7,722	2,629
Total cost of revenue	26,921	16,374	52,569	36,994
Gross margin	3,246	69	(2,118)	5,639
Operating expenses:
Research and development	6,463	4,389	11,494	8,159
Selling and marketing	7,663	3,394	12,548	6,640
General and administrative	15,398	10,503	30,507	20,349
Total operating expenses	29,524	18,286	54,549	35,148
Loss from operations	(26,278)	(18,217)	(56,667)	(29,509)
Interest income	687	2	907	4
Interest expense	(1,074)	(1,918)	(1,833)	(3,784)
Other (expense) income, net	(4,133)	(1,857)	(6,566)	6,485
Loss before provision for income taxes	$(30,798)	$(21,990)	$(64,159)	$(26,804)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(30,798)	$(21,990)	$(64,159)	$(26,804)
Amortization of beneficial conversion feature related to Series A convertible preferred stock	$—	$—	$—	$(2,728)
Net loss attributable to common stockholders, basic and diluted	$(30,798)	$(21,990)	$(64,159)	$(29,532)
Net loss per share, basic and diluted	$(0.32)	$(0.30)	$(0.66)	$(0.41)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	97,572,389	74,531,274	97,129,389	71,776,802

The accompanying notes are an integral part of these condensed consolidated financial statements

VIEWRAY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock			Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2019
Balance at March 31, 2019	—	$—	$—	96,933,098	$959	$572,855	$(432,338)	$141,476
Issuance of common stock from option exercises	—	—	—	1,113,507	11	5,308	—	5,319
Stock-based compensation	—	—	—	—	—	4,907	—	4,907
Issuance of common stock from releases of restricted stock units	—	—	—	54,469	1	(1)	—	—
Issuance of common stock from warrant exercises	—	—	—	158,129	2	(2)	—	—
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	—	—	—	2,013	—	2,013
Net loss	—	—	—	—	—	—	(30,798)	(30,798)
Balance at June 30, 2019	—	$—	$—	98,259,203	$973	$585,080	$(463,136)	$122,917

Six Months Ended June 30, 2019
Balance at December 31, 2018	—	$—	$—	96,332,023	$952	$565,334	$(398,977)	$167,309
Issuance of common stock from option exercises	—	—	—	1,701,627	18	8,185	—	8,203
Stock-based compensation	—	—	—	—	—	9,459	—	9,459
Issuance of common stock from releases of restricted stock units	—	—	—	54,469	1	(1)	—	—
Issuance of common stock from warrant exercises	—	—	—	171,084	2	(2)	—	—
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	—	—	—	2,105	—	2,105
Net loss	—	—	—	—	—	—	(64,159)	(64,159)
Balance at June 30, 2019	—	$—	$—	98,259,203	$973	$585,080	$(463,136)	$122,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock			Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2018
Balance at March 31, 2018	3,000,581	$30	$22,177	72,022,089	$710	$362,142	$(327,395)	$57,664
Issuance of common stock from option exercises	—	—	—	131,292	1	336	—	337
Stock-based compensation	—	—	—	—	—	1,683	—	1,683
Issuance of common stock from warrant exercises	—	—	—	1,773	—	—	—	—
Conversion of Series A preferred stock into common stock	(3,000,581)	(30)	(22,177)	3,000,581	30	22,177	—	—
Issuance of common stock from at-the-market offering (net of offering cost of $6)	—	—	—	33,097	—	272	—	272
Net loss	—	—	—	—	—	—	(21,990)	(21,990)
Balance at June 30, 2018	—	$—	$—	75,188,832	$741	$386,610	$(349,385)	$37,966

Six Months Ended June 30, 2018
Balance at December 31, 2017	—	$—	$—	67,653,974	$666	$321,174	$(319,853)	$1,987
Issuance of common stock from option exercises	—	—	—	396,939	4	711	—	715
Stock-based compensation	—	—	—	—	—	2,873	—	2,873
Issuance of common stock from releases of restricted stock units	—	—	—	12,468	—	—	—	—
Issuance of common stock from warrant exercises	—	—	—	1,773	—	—	—	—
Issuance of common stock upon direct registered offering (net of offering cost of $177)	—	—	—	4,090,000	41	30,052		30,093
Issuance of preferred Series A stock upon direct registered offering	3,000,581	30	22,177	—	—	2,728	(2,728)	22,207
Issuance of common stock warrants in connection with direct registered offering	—	—	—	—	—	6,623	—	6,623
Conversion of Series A preferred stock into common stock	(3,000,581)	(30)	(22,177)	3,000,581	30	22,177	—	—
Issuance of common stock from at-the-market offering (net of offering cost of $6)	—	—	—	33,097	—	272	—	272
Net loss	—	—	—	—	—	—	(26,804)	(26,804)
Balance at June 30, 2018	—	$—	$—	75,188,832	$741	$386,610	$(349,385)	$37,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,159)	$(26,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,033	1,586
Stock-based compensation	9,459	2,873
Accretion on asset retirement obligation	14	20
Change in fair value of warrant liabilities	6,935	(7,009)
Amortization of debt discount and interest accrual	184	1,770
Product upgrade reserve	5,523	—
Changes in operating assets and liabilities:
Accounts receivable	1,392	6,763
Inventory	(8,810)	(10,312)
Deposits on purchased inventory	2,350	(499)
Deferred cost of revenue	(577)	(2,447)
Prepaid expenses and other assets	796	(1,079)
Accounts payable	8,256	(3,383)
Accrued expenses and other long-term liabilities	3,791	679
Customer deposits and deferred revenue	(16,739)	(10,996)
Net cash used in operating activities	(49,552)	(48,838)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,353)	(2,280)
Net cash used in investing activities	(4,353)	(2,280)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from at-the-market offering of common stock, gross	—	278
Payment of offering costs related to at-the-market offering of common stock	—	(6)
Proceeds from direct registered offering, gross	—	59,100
Payment of offering costs related to direct registered offering	—	(177)
Payment of debt issuance cost	(168)	—
Proceeds from the exercise of stock options	8,203	715
Net cash provided by financing activities	8,035	59,910
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(45,870)	8,792
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	169,365	58,532
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$123,495	$67,324
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,811	$2,014
Cash paid for taxes	$7	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock warrants reclassified from liability to additional paid-in capital upon exercise	$2,105	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,647	$—
Transfer of property and equipment from inventory and deferred cost of revenue	$4,394	$1,577
Purchase of property and equipment in accounts payable and accrued liabilities	$1,146	$13

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

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company’s principal sources of liquidity are cash flows from public and private offerings and available borrowings under its term loan agreement, as well as cash receipts from its sales of MRIdian systems. These have historically been sufficient to meet working capital needs, capital expenditures, operating expenses, and debt service obligations. During the six months ended June 30, 2019, the Company incurred a net loss of $64.2 million and used cash in operating activities of $49.6 million. The Company believes that its existing cash balance of $122.1 million as of June 30, 2019, together with anticipated cash proceeds from sales of MRIdian systems will be sufficient to provide liquidity to fund its operations for at least the next 12 months.

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 15, 2019, and have not changed significantly since that filing, except for the January 1, 2019 adoption of the new accounting guidance Topic 842, Leases, and a change in the recognition of certain revenue resulting from changes in facts and circumstances. Refer to the Recently Adopted Accounting Pronouncements below and to Note 6, Commitments and Contingencies, and Note 7, Revenue, for further information and related disclosures.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, and issued subsequent amendments to the initial guidance in September 2017 within ASU 2017-13, in January 2018 within ASU 2018-01, in July 2018 within ASU 2018-10 and ASU 2018-11, and in March 2019 within ASU 2019-01 (collectively, Topic 842). Topic 842 supersedes Topic 840, Leases, and requires lessees to recognize on their balance sheets all leases, with the exception of short-term leases, as a right-of-use asset and a corresponding lease liability measured at the present value of the lease payments. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard requires expanded disclosures regarding leasing arrangements. Effective January 1, 2019, the Company adopted Topic 842 using a modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. There was no cumulative-effect adjustment recorded to retained deficit upon adoption.

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

3.	Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Prototype	$12,246	$12,425
Machinery and equipment	15,104	12,654
Leasehold improvements	4,621	4,600
Furniture and fixtures	666	636
Software	1,389	1,250
Construction in progress	7,672	148
Property and equipment, gross	41,698	31,713
Less: accumulated depreciation and amortization	(19,723)	(17,755)
Property and equipment, net	$21,975	$13,958

Depreciation and amortization expense related to property and equipment were $1.1 million and $0.9 million during the three months ended June 30, 2019 and 2018, and $2.0 million and $1.6 million during the six months ended June 30, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued payroll and related benefits	$6,925	$5,047
Accrued accounts payable	3,813	3,626
Payroll withholding tax, sales and other tax payable	1,698	782
Accrued legal, accounting and professional fees	683	360
Product upgrade reserve	4,886	—
Other	905	168
Total accrued liabilities	$18,910	$9,983

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Deferred revenue:
Product	$1,729	$9,623
Service	8,782	6,981
Distribution rights	2,634	2,871
Total deferred revenue	13,145	19,475
Less: current portion of deferred revenue	(8,232)	(13,731)
Noncurrent portion of deferred revenue	$4,913	$5,744

Other Long-Term Liabilities

	June 30, 2019	December 31, 2018
Accrued interest, noncurrent portion	$225	$—
Deferred rent, noncurrent portion	—	628
Other	206	192
Total other-long term liabilities	$431	$820

4.	Fair Value of Financial Instruments

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

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at June 30, 2019 and December 31, 2018.

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

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2019, the Company recorded a loss of $1.8 million and a loss of $4.8 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. During the three and six months ended June 30, 2018, the Company recorded a loss of $1.2 million and a gain of $7.0 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. There were no transfers between Level 1, Level 2 and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At June 30, 2019
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$10,944	$10,944
2016 Placement Warrants Liability	—	—	5,731	5,731
Total	$—	$—	$16,675	$16,675

	At December 31, 2018
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$7,115	$7,115
2016 Placement Warrants Liability	—	—	4,729	4,729
Total	$—	$—	$11,844	$11,844

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

	Six Months Ended June 30,
	2019	2018
Fair value, beginning of period	$11,844	$22,420
Change in fair value of Level 3 financial liabilities	6,935	(7,009)
Fair value of 2016 Placement Warrants at exercise	(2,039)	—
Fair value of 2017 Placement Warrants at exercise	(65)	—
Fair value, end of period	$16,675	$15,411

5.	Debt

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

The Company used the proceeds of the SVB Term Loan and cash on hand to repay in full its outstanding obligations under its then outstanding term loan, or the CRG Term Loan, and to pay fees and expenses related thereto. The Company accounted for the termination of the CRG Term Loan as a debt extinguishment and recorded a debt extinguishment loss of $2.4 million from the difference between the net carrying amount of debt and the amount paid. The debt extinguishment loss includes $0.3 million in write-offs of unamortized debt discount and debt issuance costs associated with the CRG Term Loan.

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

The Company’s scheduled future payments on the SVB Term Loan at June 30, 2019 are as follows (in thousands):

Year Ended December 31,
The remainder of 2019	$—
2020	1,555
2021	18,667
2022	18,667
2023	17,111
Total future principal payments	56,000
Less: unamortized debt discount	(555)
Carrying value of long-term debt	55,445
Less: current portion	—
Long-term portion	$55,445

6.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakwood Village, Ohio, Mountain View, California and Denver, Colorado under noncancelable operating lease agreements. The Company leases and occupies approximately 19,800 square feet of office space in Oakwood Village, Ohio, which expires in October 2021.

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

In May 2019, the Company entered into a sub-lease agreement to lease approximately 19,800 square feet of office space located in Denver, Colorado. The sub-lease commenced in June 2019 and will expire in May 2021.

In recognition of the right-of-use assets and the related lease liabilities, with the exception of the Oakwood Village, Ohio lease, the options to extend the lease term have not been included as the Company is not reasonably certain that it will exercise any such option. At June 30, 2019, the weighted-average remaining lease term in years is 5.7 years and the weighted-average discount rate used is 7.7%.

During the three and six months ended June 30, 2019, the Company recognized the following lease costs arising from lease transactions:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$677	$1,303

During the six months ended June 30, 2019, the Company recognized the following cash flow transactions arising from lease transactions:

For the Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,074
Right-of-use assets obtained in exchange for new operating lease liabilities	1,647

At June 30, 2019, the future payments and interest expense for the operating leases are as follows:

Year Ending December 31,	Future Payments
The remainder of 2019	$1,377
2020	3,148
2021	2,831
2022	2,496
2023	2,571
2024	2,604
Thereafter	1,924
Total undiscounted cash flows	$16,951
Less: imputed interest	(3,333)
Present value of lease liabilities	$13,618

The rent expense for operating leases for the three and six months ended June 30, 2018 using the accounting guidance in effect at that time was $0.2 million and $0.4 million, respectively.

At December 31, 2018, the future minimum payments for the operating leases were as follows (in thousands):

Year Ending December 31,	Future Minimum Payments
2019	$2,070
2020	2,353
2021	2,424
2022	2,496
2023	2,571
Thereafter	4,532
Total future minimum payments	$16,446

Legal Proceedings

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for legal proceedings when it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. At June 30, 2019 and December 31, 2018, the Company was not involved in any material legal proceedings.

Purchase Commitments

At June 30, 2019, the Company had $6.4 million in outstanding firm purchase commitments.

7.	Revenue

The Company derives revenue primarily from the sale of MRIdian systems and related services as well as support and maintenance services on sold systems. Revenue is categorized as product revenue, service revenue and distribution rights revenue.

The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S.
Product	$22,288	$6,053	$22,288	$19,588
Service	1,320	502	1,954	898
Total U.S. revenue	$23,608	$6,555	$24,242	$20,486

Outside of U.S. ("OUS")
Product	$5,617	$9,313	$24,491	$21,157
Service	823	456	1,480	752
Distribution rights	119	119	238	238
Total OUS revenue	$6,559	$9,888	$26,209	$22,147

Total
Product	$27,905	$15,366	$46,779	$40,745
Service	2,143	958	3,434	1,650
Distribution rights	119	119	238	238
Total revenue	$30,167	$16,443	$50,451	$42,633

Product Revenue

Beginning in the second quarter of 2019, the Company determined that the MRIdian system and installation of the MRIdian system, which had previously been one performance obligation, are now two performance obligations as they are capable of being distinct and are distinct within the context of the system contracts. This change occurred due primarily to changes in facts and circumstances, whereby there are now readily available resources outside the Company that can perform the system installations.

Additionally, certain revenue contracts have terms that result in the control of the system transferring to the customer upon delivery and inspection, as opposed to historically upon customer acceptance. For contracts in which control of the system transfers upon delivery and inspection, the Company recognizes revenue for the systems at the point in time when delivery and inspection by the customer has occurred. For these same contracts, the Company recognizes installation revenue over the period of installation as the installation services are performed and control is transferred to the customer. For all contracts in which control continues to transfer upon post-implementation customer acceptance, revenue for the system and installation will continue to be recognized upon customer acceptance.

Certain customer contracts with distributors do not require ViewRay installation at the ultimate user site, and the distributors may either perform the installation themselves or hire another party to perform the installation. For sales of MRIdian systems for which the Company is not responsible for installation, revenue recognition occurs when the entire system is delivered and inspected, which is when the control of the system is transferred to the customer.

Distribution agreement

In connection with the distribution agreement entered into in December 2014, between the Company and Itochu Corporation, or Itochu, the Company received a distribution fee of $4.0 million in three installments from Itochu for serving as the Company’s exclusive distributor for the sale and delivery of its MRIdian systems within Japan. In August 2016, the Company started recognizing distribution rights revenue ratably over the remaining term of the exclusive distribution agreement of approximately 8.5 years. A time-elapsed method is used to measure progress because control is transferred evenly over the remaining contractual period. The distribution rights revenues were $0.1 million for each of the three months ended June 30, 2019 and 2018, and $0.2 million for each of the six months ended June 30, 2019 and 2018, respectively.

Contract Balances

The timing of revenue recognition, billings and cash collections results in short-term and long-term trade receivables, customer deposits, deferred revenues and deferred cost of revenue on the condensed consolidated balance sheets.

Trade receivables are recorded at the original invoiced amount, net of an estimated allowance for doubtful accounts. Trade credit is generally extended on a short-term basis. The Company occasionally provides for long-term trade credit for its maintenance services so that the period between when the services are rendered to its customers and when the customers pay for that service is within one year. Thus, the Company’s trade receivables do not bear interest or contain a significant financing component. Long-term trade receivables of $0.4 million were reported within other assets in the condensed consolidated balance sheets at June 30, 2019 and at December 31, 2018. These amounts are billed in accordance with the terms of the customer contracts to which they relate and are expected to be collected three to four years from the date of invoice as the underlying maintenance services are rendered. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. This contract asset is recorded as an unbilled receivable and reported as part of accounts receivable on the condensed consolidated balance sheets.

Trade receivables are periodically evaluated for collectability based on past credit history of the respective customers and their current financial condition. Changes in the estimated collectability of trade receivables are included in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for doubtful accounts. The Company generally does not require collateral for trade receivables. There were no allowances for doubtful accounts recorded at June 30, 2019 or December 31, 2018.

Customer deposits represent payments received in advance of system installation. For domestic and international sales, advance payments received prior to inventory shipments are recorded as customer deposits. Advance payments are subsequently reclassified to deferred revenue upon inventory shipment. All customer deposits, including those that are expected to be a deposit for more than one year, are classified as current liabilities based on consideration of the Company’s normal operating cycle (the time between acquisition of the inventory components and the final cash collection from customers on these inventory components) which is in excess of one year.

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

Deferred cost of revenue consists of cost for inventory items that have been shipped, but revenue recognition has not yet occurred. Deferred cost of revenue is included as part of current assets as the corresponding deferred product revenue is expected to be realized within one year or the Company’s normal operating cycle.

During the three and six months ended June 30, 2019, the Company recognized $3.9 million and $17.4 million, respectively, of revenues that were included in the deferred revenue balance at the beginning of each reporting period. During the three and six months ended June 30, 2018, the Company recognized $6.8 million and $17.9 million, respectively, of revenues that were included in the deferred revenue balance at the beginning of each reporting period.

Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company estimates the transaction price at contract inception, including any variable consideration, and updates the estimate each reporting period for any changes. For the three and six months ended June 30, 2019 the Company recognized $0.0 million and $0.9 million, respectively, in revenue from performance obligations satisfied in the prior period. The cumulative catch-up adjustment resulted from a change in transaction price related to variable consideration that was constrained in prior periods.

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

As of June 30, 2019, the Company has sold approximately $40.4 million under this at-the-market offering program. No securities were sold in the six months ended June 30, 2018.

9.	Warrants

Equity Classified Common Stock Warrants

In connection with a debt financing in December 2013, the Company issued warrants to purchase 128,231 shares of its common stock with an exercise price of $5.84 per share. These warrants are exercisable any time at the option of the holder until December 16, 2023. None of these warrants have been exercised to date and they all remained outstanding at June 30, 2019.

In connection with the merger of the Company and ViewRay Technologies, Inc. in July 2015, or the Merger, in July and August 2015, the Company conducted a private placement offering during which the Company issued warrants, or the 2015 Placement Warrants, that provide the warrant holder the right to purchase 198,760 shares of common stock at an exercise price of $5.00 per share. The 2015 Placement Warrants are exercisable at any time at the option of the holder until the five-year anniversary of its date of issuance. Prior to June 30, 2019, the Company issued 92,487 shares of its common stock upon the net exercise of 159,010 shares of the 2015 Placement Warrants. The remaining 39,750 shares of the 2015 Placement Warrants have not been exercised and remained outstanding at June 30, 2019.

In connection with the March 2018 Direct Registered Offering, the Company issued warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share, or the 2018 Offering Warrants. The 2018 Offering Warrants became exercisable upon issuance and expire in March 2025. None of the 2018 Offering Warrants have been exercised to date and they all remained outstanding at June 30, 2019.

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

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Six Months Ended June 30, 2019	Warrants Outstanding at June 30, 2019
2017 Placement Warrants	January 2017	7 years	$3.17	11,988	1,697,544
2016 Placement Warrants	August and September 2016	7 years	$2.95	236,327	878,739
Total				248,315	2,576,283

During the three and six months ended June 30, 2019, the Company recorded a loss of $1.8 million and a loss of $4.8 million, respectively, related to the change in fair value of the 2016 and 2017 Placement Warrants. During the three and six months ended June 30, 2018, the Company recorded a loss of $1.2 million and a gain of $7.0 million, respectively, related to the change in fair value of the 2016 and 2017 Placement Warrants. The fair value of the 2016 and 2017 Placement Warrants at June 30, 2019 and December 31, 2018, respectively, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	2017 Placement Warrants		2016 Placement Warrants
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Expected term (in years)	4.6	5.1	4.1	4.7
Expected volatility	57.7%	60.8%	58.6%	60.9%
Risk-free interest rate	1.7%	2.5%	1.7%	2.5%
Expected dividend yield	0%	0%	0	0%

10.	Stock-Based Compensation

A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at December 31, 2018	1,908,626	11,603,708	$6.64	7.6	$10,151
Additional options authorized	3,853,280
Options granted	(2,493,505)	2,493,505	8.35
Options exercised	-	(1,701,627)	4.82
Options canceled	410,410	(410,410)	6.67
RSUs granted	(679,325)
RSUs canceled	48,413
Balance at June 30, 2019	3,047,899	11,985,176	$7.20	8.2	$21,838
Vested and exercisable at June 30, 2019		3,467,682	$4.50	6.5	$14,977
Vested and expected to vest at June 30, 2019		11,351,730	$7.16	8.1	$21,454

The weighted-average grant date fair value of options granted to employees were $4.79 and $4.18 per share during the six months ended June 30, 2019 and 2018, respectively. The grant date fair values of options vested were $3.3 million and $2.5 million during the six months ended June 30, 2019 and 2018, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic values of options exercised were $6.5 million and $2.2 million during the six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019, total unrecognized compensation cost related to stock options granted to employees, net of estimated forfeitures, was $32.6 million which is expected to be recognized over a weighted-average period of 3.1 years.

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

The fair value of employee stock options is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2019	2018
Expected term (in years)	6.0	6.0
Expected volatility%	60.1%	61.2%
Risk-free interest rate%	2.5%	2.8%
Expected dividend yield%	0.0%	0.0%

Restricted Stock Units

From time to time, the Company grants Restricted Stock Units, or RSUs, to its Board of Directors and certain employees for their services. The RSUs granted to board members are either fully vested upon issuance or vest over a period of time from the grant date and will be released and settled upon termination of the board member’s services or the occurrence of a change in control event. In January 2019, the Company granted RSUs to its Board of Directors as part of the director compensation program. In March 2019, the Company began granting RSUs to certain employees. These RSUs vest in equal annual installments over either two or three years from the grant date and are subject to the participants continuing service to the Company over that period. The fair value of RSUs is based on the closing market price of the Company’s common stock on the grant date.

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	1,736,234	$9.65
RSUs granted	679,325	7.75
RSUs vested	(36,981)	6.26
Unvested at June 30, 2019	2,378,578	$9.22
Vested and unreleased	104,019
Outstanding at June 30, 2019	2,482,597

The total grant date fair value of RSUs awarded was $5.3 million for the six months ended June 30, 2019. The total fair value of RSUs vested was $0.2 million for the six months ended June 30, 2019. There were no RSUs awarded or vested in the six months ended June 30, 2018.

As of June 30, 2019, total unrecognized stock-based compensation cost related to RSUs was $14.3 million, which is expected to be recognized over a weighted-average period of 2.1 years. As of June 30, 2019, 2,111,168 RSUs are expected to vest.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss is classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$453	$347	$844	$550
Selling and marketing	347	194	612	321
General and administrative	4,107	1,142	8,003	2,002
Total stock-based compensation expense	$4,907	$1,683	$9,459	$2,873

During the three and six months ended June 30, 2019 and 2018, there was no stock-based compensation expense capitalized as a component of inventory or recognized in cost of revenue. Stock-based compensation relating to stock-based awards granted to consultants was insignificant during the three and six months ended June 30, 2019 and 2018.

11.	Income Tax

Due to the current operating losses, the Company recorded zero income tax expense during the six months ended June 30, 2019 and 2018, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations. The federal and state effective tax rate before valuation allowance is approximately 24% for the six months ended June 30, 2019.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, the Company’s deferred tax assets, which include net operating loss, or NOL, carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of June 30, 2019. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had unrecognized tax benefits of $2.1 million and $1.6 million at June 30, 2019 and December 31, 2018, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. At June 30, 2019 and December 31, 2018, there were no accrued interest and penalties related to uncertain tax positions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Series A convertible preferred stock (if converted)	—	593,522	—	746,001
Options to purchase common stock	10,277,120	9,714,129	10,899,546	9,157,418
Common stock warrants	4,336,072	4,811,629	4,370,302	4,315,410
Restricted stock units	575,129	134,587	1,070,969	135,878
Total	15,188,321	15,253,867	16,340,817	14,354,707
13.	Related Party Transactions

In December 2004, the Company entered into a licensing agreement with the University of Florida Research Foundation, or UFRF, whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a 1% royalty, with a minimum $0.1 million royalty payment per quarter, from sales of products developed and sold by the Company utilizing the licensed patents. Minimum royalty payments in any calendar year are credited against earned royalties for such calendar year. Royalty expenses based on 1% of net sales were $0.4 million and $0.4 million during the six months ended June 30, 2019 and 2018, respectively, and were recorded as product cost of revenue.

In January 2017, the Company entered into a sales consulting agreement with Puissance Capital Management, or PCM, to assist with business development activities in a key market in Asia. PCM is the investment manager of Puissance Cross Board Opportunities LLP, a stockholder in the Company. Theodore T. Wang, Ph.D., a former member of the Company’s board of directors, is the managing member of the general partners of PCM. The sales consulting agreement has a term of one year with a total consideration of $1.3 million. This amount has been fully expensed in the first quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report filed with the SEC on March 15, 2019. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Quarterly Report and the Annual Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.

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

At June 30, 2019, six MRIdian with Cobalt-60 systems and 22 MRIdian Linac systems are in operation at 26 customers worldwide (12 in the United States and 14 outside the United States). In addition, eight MRIdian Linacs have been delivered to customers.

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

We generated total revenue of $30.2 million and $16.4 million, and had net losses of $30.8 million and $22.0 million, during the three months ended June 30, 2019 and 2018, respectively. We generated total revenue of $50.5 million and $42.6 million, and net losses of $64.2 million and $26.8 million, during the six months ended June 30, 2019 and 2018, respectively.

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

During the six months ended June 30, 2019, we received new orders for MRIdian systems totaling $60.9 million. At June 30, 2019, we had total backlog of $219.3 million.

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

Beginning in the second quarter of 2019, for new contracts in which control of the system transfers upon delivery and inspection, the Company recognizes revenue for the system at the point in time when delivery and inspection has occurred. For these same contracts, the Company recognizes installation revenue over a period of time as control of the installation services are transferred. For all contracts in which control continues to transfer upon post-installation customer acceptance, revenue for the system and installation will continue to be recognized upon customer acceptance. For sales of MRIdian systems for which we are not responsible for installation, revenue is recognized when the entire system is delivered, which is when the control of the system is transferred to the customer.

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

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or net realizable value inventory, or LCNRV, adjustments if the carrying value of the inventory is greater than its net realizable value. There was no LCNRV charge for the six months ended June 30, 2019 and 2018.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue:
Product	$27,905	$15,366	$46,779	$40,745
Service	2,143	958	3,434	1,650
Distribution rights	119	119	238	238
Total revenue	30,167	16,443	50,451	42,633
Cost of revenue:
Product	22,814	14,654	44,847	34,365
Service	4,107	1,720	7,722	2,629
Total cost of revenue	26,921	16,374	52,569	36,994
Gross margin	3,246	69	(2,118)	5,639
Operating expenses:
Research and development	6,463	4,389	11,494	8,159
Selling and marketing	7,663	3,394	12,548	6,640
General and administrative	15,398	10,503	30,507	20,349
Total operating expenses:	29,524	18,286	54,549	35,148
Loss from operations	(26,278)	(18,217)	(56,667)	(29,509)
Interest income	687	2	907	4
Interest expense	(1,074)	(1,918)	(1,833)	(3,784)
Other (expense) income, net	(4,133)	(1,857)	(6,566)	6,485
Loss before provision for income taxes	(30,798)	(21,990)	(64,159)	(26,804)
Provision for income taxes	—	—	—	—
Net loss	$(30,798)	$(21,990)	$(64,159)	$(26,804)

Comparison of the Three Months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Product	$27,905	$15,366	$12,539
Service	2,143	958	1,185
Distribution rights	119	119	—
Total revenue	$30,167	$16,443	$13,724

Total revenue during the three months ended June 30, 2019 increased by $13.7 million compared to the three months ended June 30, 2018. The increase was primarily due to a $12.5 million increase in product revenue and a $1.2 million increase in service revenue during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Product Revenue. Product revenue increased by $12.5 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was due to the revenue recognized on two more MRIdian Linac systems in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Service Revenue. Service revenue increased by $1.2 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to the increase in installed base.

Distribution Rights Revenue. Distribution rights revenue remained flat, as expected based on the ratable recognition of revenue over the term of this agreement, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Cost of Revenue

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Product	$22,814	$14,654	$8,160
Service	4,107	1,720	2,387
Total cost of revenue	$26,921	$16,374	$10,547

Product Cost of Revenue. Product cost of revenue increased by $8.2 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Product cost of revenue in the three months ended June 30, 2019 was impacted by cost of revenue recognized on two more MRIdian Linac systems in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Service Cost of Revenue. Service cost of revenue increased by $2.4 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to timing of services and increase in installed base for the three months ended June 30, 2019, as well as increased headcount of field service engineers.

Operating Expenses

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Research and development	$6,463	$4,389	$2,074
Selling and marketing	7,663	3,394	4,269
General and administrative	15,398	10,503	4,895
Total operating expenses	$29,524	$18,286	$11,238

Research and Development. Research and development expenses during the three months ended June 30, 2019 increased by $2.1 million, compared to the three months ended June 30, 2018. The increase was primarily attributable to a $1.4 million increase in personnel expense related to an increase in headcount, a $0.4 million increase in outside services and a $0.4 million increase in facilities costs, partially offset by a $0.5 million decrease in product development expenses.

Selling and Marketing. Selling and marketing expenses during the three months ended June 30, 2019 increased by $4.3 million, compared to the three months ended June 30, 2018. This increase was primarily attributable to a $3.6 million increase in personnel expense related to the increase in our direct salesforce, a $0.5 million increase in travel expense from the aforementioned increasing salesforce and a $0.1 million increase in marketing expense.

General and Administrative. General and administrative expenses during the three months ended June 30, 2019 increased by $4.9 million, compared to the three months ended June 30, 2018. This increase was primarily driven by a $4.0 million increase in personnel expense related to an increase in headcount, which included a $3.0 million increase in stock-based compensation expense for the increased headcount and executives hired since the second quarter of 2018. Additionally, we incurred a $0.8 million increase in consulting costs for former executives retained as consultants and a $0.3 million increase in professional services related costs. These increases were partially offset by a $0.3 million reduction in legal costs as there were no equity offerings this quarter.

Interest Expense

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Interest expense	$(1,074)	$(1,918)	$844

Interest expense decreased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to the lower interest rate of the SVB Term Loan as compared to the CRG Term Loan, which was paid off in December 2018.

Other (Expense) Income, Net

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Other (expense) income, net	$(4,133)	$(1,857)	$(2,276)

Other (expense) income, net during the three months ended June 30, 2019 consisted primarily of a $3.8 million increase in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants. Other (expense) income, net during the three months ended June 30, 2018 consisted primarily of a $1.2 million increase in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants, and $0.4 million foreign exchange losses.

Comparison of the Six Months Ended June 30, 2019 and 2018

Revenue

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Product	$46,779	$40,745	$6,034
Service	3,434	1,650	1,784
Distribution rights	238	238	—
Total revenue	$50,451	$42,633	$7,818

Total revenue during the six months ended June 30, 2019 increased by $7.8 million compared to the six months ended June 30, 2018. The increase was primarily due to a $6.0 million increase in product revenue and a $1.8 million increase in service revenue during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Product Revenue. Product revenue increased by $6.0 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was due to the revenue recognized during the six months ended June 30, 2019 on one more MRIdian Linac system in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Service Revenue. Service revenue increased by $1.8 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to the increase in installed base.

Distribution Rights Revenue. Distribution rights revenue remained flat, as expected based on the ratable recognition of revenue over the term of this agreement, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Cost of Revenue

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Product	$44,847	$34,365	$10,482
Service	7,722	2,629	5,093
Total cost of revenue	$52,569	$36,994	$15,575

Product Cost of Revenue. Product cost of revenue increased by $10.5 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Product cost of revenue in the six months ended June 30, 2019 was impacted by cost of revenue recognized on one more MRIdian Linac system in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The total cost of revenue in the six months ended June 30, 2019 was also impacted by approximately $6.9 million of charges, primarily driven by higher than anticipated installation costs related to historical upgrade commitments. The $6.9 million includes $5.5 million of one-time charges and $1.4 million of expenses.

Service Cost of Revenue. Service cost of revenue increased by $5.1 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to timing of services and increase in installed base for the six months ended June 30, 2019, as well as increased headcount of field service engineers.

Operating Expenses

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Research and development	$11,494	$8,159	$3,335
Selling and marketing	12,548	6,640	5,908
General and administrative	30,507	20,349	10,158
Total operating expenses	$54,549	$35,148	$19,401

Research and Development. Research and development expenses during the six months ended June 30, 2019 increased by $3.3 million, compared to the six months ended June 30, 2018. The increase was primarily attributable to a $2.8 million increase in personnel expense related to an increase in headcount and a $0.5 million increase in facilities costs.

Selling and Marketing. Selling and marketing expenses during the six months ended June 30, 2019 increased by $5.9 million, compared to the six months ended June 30, 2018. This increase was primarily attributable to a $4.5 million increase in personnel expense related to the increase in our direct salesforce, a $0.8 million increase in travel expense from the aforementioned increasing salesforce and a $0.4 million increase in marketing expense.

General and Administrative. General and administrative expenses during the six months ended June 30, 2019 increased by $10.2 million, compared to the six months ended June 30, 2018. This increase was primarily driven by a $8.6 million increase in personnel expense related to an increase in headcount, which included a $6.0 million increase in stock-based compensation expense for the increased headcount and executives hired since the first quarter of 2018. Additionally, we incurred a $1.1 million increase in consulting costs for former executives retained as consultants, a $0.5 million increase in facilities cost and a $0.5 million increase in various office expenses. These increases were partially offset by a $0.9 million reduction in legal costs as there were no equity offerings during the six months ended June 30, 2019.

Interest Expense

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Interest expense	$(1,833)	$(3,784)	$1,951

Interest expense decreased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due to the lower interest rate of the SVB Term Loan as compared to the CRG Term Loan, which was paid off in December 2018.

Other (Expense) Income, Net

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Other (expense) Income, net	$(6,566)	$6,485	$(13,051)

Other (expense) income, net during the six months ended June 30, 2019 consisted primarily of a $6.9 million increase in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants and was partially offset by $0.9 million of income related to insurance proceeds. Other (expense) income, net during the six months ended June 30, 2018 consisted primarily of a $7.0 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants, partially offset by $0.4 million in foreign exchange losses.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the six months ended June 30, 2019 and 2018, we had net losses of $64.2 million and $26.8 million, respectively. At June 30, 2019 and December 31, 2018, we had an accumulated deficit of $463.1 million and $399.0 million, respectively.

At June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $122.1 million and $167.4 million, respectively. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed and delivered. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and public or private debt. In March 2018, we issued common stock, Series A convertible preferred stock and warrants to purchase common stock in the March 2018 Direct Registered Offering for gross proceeds of $59.1 million. In May 2018, we raised additional aggregate gross proceeds of $0.3 million through our at-the-market offering program under which we sold 33,097 shares of our common stock at an average sale price of $8.41 per share. In August 2018, we raised aggregate gross proceeds of $172.5 million via a public offering, in which we sold approximately 18.6 million shares of our common stock at a price of $9.25 per share. In December 2018, we entered into SVB Term Loan for a principal amount of $56.0 million. We used the proceeds from the SVB Term Loan and cash on hand to repay in full our obligations under the outstanding CRG Term Loan. We expect that our existing cash and cash equivalents, together with the sales of MRIdian systems will enable us to conduct our planned operations for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(49,552)	$(48,838)
Cash used in investing activities	$(4,353)	$(2,280)
Cash provided by financing activities	$8,035	$59,910

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

During the six months ended June 30, 2019, cash used in operating activities was $49.6 million, as a result of our net loss of $64.2 million and the aggregate non-cash charges of $24.1 million. Our net operating assets and liabilities increased by $9.5 million in the six months ended June 30, 2019. Inventory increased $8.8 million, in anticipation of upcoming shipments and installations of MRIdian systems. Customer deposits and deferred revenue decreased $16.7 million and deposits on purchased inventory decreased $2.4 million as a result of revenue recognized for the nine units of MRIdian system sales and one unit of system upgrade partially offset by additional accrual for the units currently being installed. The net change in our operating assets and liabilities was partially offset by a decrease in accounts receivable of $1.4 million resulting from the timing of collections. Deferred costs increased by $0.6 million mainly due to the revenue recognized in the first six months of 2019 offset by the transfer of property and equipment from deferred cost of revenue. Accounts payable increased $8.3 million resulting from the build of inventory and the timing of payments. Accrued expense and other liabilities increased by a $3.8 million mainly due to an increase in payroll and related benefits and accrued travel costs. Non-cash charges included $9.5 million of stock-based compensation expense, $2.0 million of depreciation and amortization expense, a $6.9 million loss related to the change in fair value of the 2017 and 2016 Placement Warrants, $5.5 million for historical upgrade commitments and $0.2 million of amortization of debt discount and interest accrual related to the SVB Term Loan.

During the six months ended June 30, 2018, cash used in operating activities was $48.8 million, as a result of our net loss of $26.8 million and a $21.3 million net change in our operating assets and liabilities and aggregate non-cash charges of $0.7 million. The net change in our operating assets and liabilities was primarily a result of a change in inventory and deposits on purchased inventory, deferred cost of revenue, customer deposits and deferred revenue, and accounts payable, which was partially offset by a change in accounts receivable. Inventory and deposits on purchased inventory increased $10.3 million and $0.5 million, respectively, in anticipation of upcoming shipments and installations of MRIdian systems. Deferred cost of revenue increased $2.4 million primarily due to the shipment of additional components from MRIdian systems currently being installed. Customer deposits and deferred revenue decreased $11.0 million as a result of revenue recognized for the seven units of MRIdian system sales and one unit of system upgrade in the first six months of 2018. Accounts payable decreased $3.4 million resulting from the timing of collection. The net change in our operating assets and liabilities was partially offset by a $6.8 million decrease in accounts receivable resulting from the timing of collections. Non-cash charges included a $7.0 million gain related to the change in fair value of the 2017 and 2016 Placement Warrants, which was partially offset by $2.9 million of stock-based compensation expense, $1.8 million amortization of debt discount and interest accrual related to the CRG Term Loan and $1.6 million of depreciation and amortization expense.

Investing Activities

Cash used in investing activities of $4.4 million and $2.3 million during the six months ended June 30, 2019 and 2018, respectively, resulted from capital expenditures to purchase property and equipment.

Financing Activities

During the six months ended June 30, 2019, financing activities provided $8.0 million in cash, consisting primarily of $8.2 million from the exercise of stock options.

During the six months ended June 30, 2018, financing activities provided $59.9 million in cash, consisting of $59.1 million gross proceeds from the March 2018 Direct Registered Offering, $0.3 million gross proceeds from our at-the-market offering program and $0.7 million in proceeds from the exercise of stock options, partially offset by offering costs of $0.2 million for the March 2018 Direct Registered Offering.

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

We were in compliance with all financial covenants under the SVB Term Loan at June 30, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of June 30, 2019. As of December 31, 2018, we did not have any off-balance sheet arrangements except for our operating leases. Additionally, there were no material changes to our contractual obligations described in our Annual Report on Form 10-K filed with the SEC on March 15, 2019, except for the changes to operating lease obligations due to the adoption of Topic 842, Leases. See the section entitled “Notes to Condensed Consolidated Financial Statements – Note 6 – Commitments and Contingencies” in the condensed consolidated financial statements.

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

With the exception of the adoption of Topic 842, Leases, and change in the recognition of certain revenue resulting from changes in facts and circumstances (see the section entitled “Notes to Condensed Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” in the condensed consolidated financial statements), there have been no significant changes to our accounting policies during the six months ended June 30, 2019, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 15, 2019. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Exhibit	Date Filed	Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws of ViewRay, Inc.	8-K	3.2	5/10/18

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

99.1	Sublease Agreement, dated as of May 22, 2019, by and between Denver EPA OC, LLC, Advanced Energy Industries, Inc., and ViewRay, Inc., for a building located in Denver, Colorado.				X

101	Interactive Data Files of Financial Statements and Notes				X
101.INS	Instant Document				X

101.SCH	XBRL Taxonomy Schema Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

_____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWRAY, INC.

Dated: August 8, 2019	By:	/s/ Scott Drake
	Name:	Scott Drake
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2019	By:	/s/ Ajay Bansal
	Name:	Ajay Bansal
	Title:	Chief Financial Officer
(Principal Financial Officer)