Form 10-Q
period 2019-09-30
ViewRay, Inc.
filed 2019-11-12
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the registrant had 99,406,356 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIEWRAY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$90,756	$167,432
Accounts receivable	33,301	36,867
Inventory	59,622	49,462
Deposits on purchased inventory	4,883	8,142
Deferred cost of revenue	3,056	9,736
Prepaid expenses and other current assets	4,672	6,045
Total current assets	196,290	277,684
Property and equipment, net	23,437	13,958
Restricted cash	1,442	1,933
Intangible assets, net	57	—
Right-of-use assets	12,254	—
Other assets	2,255	1,395
TOTAL ASSETS	$235,735	$294,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,648	$10,207
Accrued liabilities	18,835	9,983
Customer deposits	10,746	19,968
Operating lease liability, current	2,139	—
Deferred revenue, current	9,644	13,731
Total current liabilities	53,012	53,889
Deferred revenue, net of current portion	4,516	5,744
Long-term debt	55,489	55,364
Warrant liabilities	3,194	11,844
Operating lease liability, noncurrent	11,067	—
Other long-term liabilities	562	820
TOTAL LIABILITIES	127,840	127,661
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at September 30, 2019 and December 31, 2018; 99,405,805 and 96,332,023 shares issued and outstanding at September 30, 2019 and December 31, 2018	984	952
Additional paid-in capital	590,878	565,334
Accumulated deficit	(483,967)	(398,977)
TOTAL STOCKHOLDERS’ EQUITY	107,895	167,309
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$235,735	$294,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Product	$18,696	$16,492	$65,475	$57,237
Service	2,048	1,056	5,482	2,706
Distribution rights	118	118	356	356
Total revenue	20,862	17,666	71,313	60,299
Cost of revenue:
Product	18,521	15,199	63,368	49,564
Service	1,767	2,103	9,489	4,732
Total cost of revenue	20,288	17,302	72,857	54,296
Gross margin	574	364	(1,544)	6,003
Operating expenses:
Research and development	5,641	4,347	17,135	12,506
Selling and marketing	7,297	3,384	19,845	10,024
General and administrative	19,381	16,721	49,888	37,070
Total operating expenses	32,319	24,452	86,868	59,600
Loss from operations	(31,745)	(24,088)	(88,412)	(53,597)
Interest income	484	2	1,391	6
Interest expense	(1,069)	(1,974)	(2,902)	(5,758)
Other income (expense), net	11,499	(6,792)	4,933	(307)
Loss before provision for income taxes	$(20,831)	$(32,852)	$(84,990)	$(59,656)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(20,831)	$(32,852)	$(84,990)	$(59,656)
Amortization of beneficial conversion feature related to Series A convertible preferred stock	$—	$—	$—	$(2,728)
Net loss attributable to common stockholders, basic and diluted	$(20,831)	$(32,852)	$(84,990)	$(62,384)
Net loss per share, basic and diluted	$(0.21)	$(0.39)	$(0.87)	$(0.82)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	99,039,789	84,920,996	97,763,964	76,185,346

The accompanying notes are an integral part of these condensed consolidated financial statements

VIEWRAY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock			Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2019
Balance at June 30, 2019	—	$—	$—	98,259,203	$973	$585,080	$(463,136)	$122,917
Issuance of common stock from option exercises	—	—	—	517,624	5	1,433	—	1,438
Stock-based compensation	—	—	—	—	—	4,910	—	4,910
Issuance of common stock from releases of restricted stock units	—	—	—	335,863	3	(3)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	—	—	—	(2,410)	—	(2,410)
Issuance of common stock from warrant exercises	—	—	—	293,115	3	(3)	—	—
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	—	—	—	1,871	—	1,871
Net loss	—	—	—	—	—	—	(20,831)	(20,831)
Balance at September 30, 2019	—	$—	$—	99,405,805	$984	$590,878	$(483,967)	$107,895

Nine Months Ended September 30, 2019
Balance at December 31, 2018	—	$—	$—	96,332,023	$952	$565,334	$(398,977)	$167,309
Issuance of common stock from option exercises	—	—	—	2,219,251	23	9,618	—	9,641
Stock-based compensation	—	—	—	—	—	14,369	—	14,369
Issuance of common stock from releases of restricted stock units	—	—	—	390,332	4	(4)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	—	—	—	(2,410)	—	(2,410)
Issuance of common stock from warrant exercises	—	—	—	464,199	5	(5)	—	—
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	—	—	—	3,976	—	3,976
Net loss	—	—	—	—	—	—	(84,990)	(84,990)
Balance at September 30, 2019	—	$—	$—	99,405,805	$984	$590,878	$(483,967)	$107,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock			Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2018
Balance at June 30, 2018	—	$—	$—	75,188,832	$741	$386,610	$(349,385)	$37,966
Issuance of common stock from option exercises	—	—	—	1,210,169	12	2,844	—	2,856
Stock-based compensation	—	—	—	—	—	7,179	—	7,179
Issuance of common stock from releases of restricted stock units	—	—	—	26,388	—	—	—	—
Issuance of common stock from warrant exercises	—	—	—	121,834	1	(1)	—	—
Issuance of common stock from at-the-market offering (net of offering cost of $10,631)	—	—	—	18,648,649	187	161,682	—	161,869
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	—	—	—	342	—	342
Net loss	—	—	—	—	—	—	(32,852)	(32,852)
Balance at September 30, 2018	—	$—	$—	95,195,872	$941	$558,656	$(382,237)	$177,360

Nine Months Ended September 30, 2018
Balance at December 31, 2017	—	$—	$—	67,653,974	$666	$321,174	$(319,853)	$1,987
Issuance of common stock from option exercises	—	—	—	1,607,108	16	3,555	—	3,571
Stock-based compensation	—	—	—	—	—	10,052	—	10,052
Issuance of common stock from releases of restricted stock units	—	—	—	38,856	—	—	—	—
Issuance of common stock from warrant exercises	—	—	—	123,607	1	(1)	—	—
Issuance of common stock upon direct registered offering (net of offering cost of $177)	—	—	—	4,090,000	41	30,052	—	30,093
Issuance of preferred Series A stock upon direct registered offering	3,000,581	30	22,177	—	—	2,728	(2,728)	22,207
Issuance of common stock warrants in connection with direct registered offering	—	—	—	—	—	6,623	—	6,623
Conversion of Series A preferred stock into common stock	(3,000,581)	(30)	(22,177)	3,000,581	30	22,177	—	—
Issuance of common stock from at-the-market offering (net of offering cost of $10,637)	—	—	—	18,681,746	187	161,954	—	162,141
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	—	—	—	342	—	342
Net loss	—	—	—	—	—	—	(59,656)	(59,656)
Balance at September 30, 2018	—	$—	$—	95,195,872	$941	$558,656	$(382,237)	$177,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,990)	$(59,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,156	2,561
Stock-based compensation	14,369	10,052
Accretion on asset retirement obligation	22	26
Change in fair value of warrant liabilities	(4,674)	(116)
Loss on disposal of property and equipment	—	1
Amortization of debt discount and interest accrual	472	2,703
Product upgrade reserve	4,431	—
Changes in operating assets and liabilities:
Accounts receivable	3,566	(2,351)
Inventory	(10,514)	(22,412)
Deposits on purchased inventory	3,259	1,478
Deferred cost of revenue	1,951	2,327
Prepaid expenses and other assets	852	(2,262)
Accounts payable	1,231	(4,067)
Accrued expenses and other long-term liabilities	4,774	6,732
Customer deposits and deferred revenue	(14,537)	(12,445)
Net cash used in operating activities	(76,632)	(77,429)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,541)	(2,814)
Purchase of intangible asset	(57)	—
Net cash used in investing activities	(7,598)	(2,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock public offering, gross	—	172,500
Payment of offering costs related to common stock public offering	—	(10,631)
Proceeds from at-the-market offering of common stock, gross	—	278
Payment of offering costs related to at-the-market offering of common stock	—	(6)
Proceeds from direct registered offering, gross	—	59,100
Payment of offering costs related to direct registered offering	—	(177)
Payment of debt issuance cost	(168)	—
Proceeds from the exercise of stock options	9,641	3,571
Payments for taxes related to net share settlement of equity awards	(2,410)	—
Net cash provided by financing activities	7,063	224,635
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(77,167)	144,392
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	169,365	58,532
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$92,198	$202,924
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,879	$3,055
Cash paid for taxes	$7	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock warrants reclassified from liability to additional paid-in capital upon exercise	$3,976	$342
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,647	$—
Transfer of property and equipment from inventory and deferred cost of revenue	$4,446	$1,700
Purchases of property and equipment in accounts payable and accrued liabilities	$491	$129

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

Since inception, ViewRay Technologies, Inc. has devoted substantially all of its efforts towards research and development, initial selling and marketing activities, raising capital and the manufacturing, shipment and installation of MRIdian systems. In May 2012, ViewRay Technologies, Inc. was granted clearance from the U.S. Food and Drug Administration, or FDA, to sell MRIdian with Cobalt-60. In November 2013, ViewRay Technologies, Inc. received its first clinical acceptance of a MRIdian with Cobalt-60 at a customer site, and the first patient was treated with that system in January 2014. ViewRay Technologies, Inc. has had the right to affix the CE mark to MRIdian with Cobalt-60 in the European Economic Area since November 2014. In September 2016, the Company received the rights to affix the Conformité Européene, or CE, mark to MRIdian Linac, and in February 2017, the Company received 510(k) clearance from the FDA to market MRIdian Linac.

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. The Company’s principal sources of liquidity are cash flows from public and private offerings and available borrowings under its term loan agreement, as well as cash receipts from its sales of MRIdian systems. These have historically been sufficient to meet working capital needs, capital expenditures, operating expenses, and debt service obligations. During the nine months ended September 30, 2019, the Company incurred a net loss of $85.0 million and used cash in operating activities of $76.6 million. The Company believes that its existing cash balance of $90.8 million as of September 30, 2019, together with anticipated cash proceeds from sales of MRIdian systems will be sufficient to provide liquidity to fund its operations for at least the next 12 months.

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 15, 2019, and have not changed significantly since that filing, except for the January 1, 2019 adoption of the new accounting guidance Topic 842, Leases, and the second quarter 2019 change in the recognition of certain revenue resulting from changes in facts and circumstances. Refer to the Recently Adopted Accounting Pronouncements below and to Note 6, Commitments and Contingencies, and Note 7, Revenue, for further information and related disclosures.

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

3.	Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Prototype	$12,512	$12,425
Machinery and equipment	15,588	12,654
Leasehold improvements	5,055	4,600
Furniture and fixtures	998	636
Software	1,389	1,250
Construction in progress	8,806	148
Property and equipment, gross	44,348	31,713
Less: accumulated depreciation and amortization	(20,911)	(17,755)
Property and equipment, net	$23,437	$13,958

Depreciation and amortization expense related to property and equipment were $1.2 million and $0.9 million during the three months ended September 30, 2019 and 2018, and $3.2 million and $2.5 million during the nine months ended September 30, 2019 and 2018, respectively.

Intangible Assets

In September 2019, the Company entered into a licensing agreement (the “License”) with VU University Medical Center, or VUmc, whereby VUmc granted the Company a worldwide exclusive license to developed strategies for fast stereotactic MR-guided adaptive radiation therapy for $57 thousand. The License is amortized on a straight-line basis over ten years. During the three and nine months ended September 30, 2019 and 2018, there was no intangible assets amortization expense.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued payroll and related benefits	$7,094	$5,047
Accrued accounts payable	2,683	3,626
Payroll withholding tax, sales and other tax payable	3,378	782
Accrued legal, accounting and professional fees	375	360
Product upgrade reserve	3,794	—
Other	1,511	168
Total accrued liabilities	$18,835	$9,983

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Deferred revenue:
Product	$3,654	$9,623
Service	7,991	6,981
Distribution rights	2,515	2,871
Total deferred revenue	14,160	19,475
Less: current portion of deferred revenue	(9,644)	(13,731)
Noncurrent portion of deferred revenue	$4,516	$5,744

Other Long-Term Liabilities

	September 30, 2019	December 31, 2018
Accrued interest, noncurrent portion	$347	$—
Deferred rent, noncurrent portion	—	628
Other	215	192
Total other-long term liabilities	$562	$820

4.	Fair Value of Financial Instruments

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

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at September 30, 2019 and December 31, 2018. Level 3 liabilities that are measured on a recurring basis relate to the 2017 and 2016 Placement Warrants, as described in Note 9. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock, volatility and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 9).

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2019, the Company recorded a gain of $13.5 million and a gain of $8.6 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. During the three and nine months ended September 30, 2018, the Company recorded a loss of $6.7 million and a gain of $0.4 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. There were no transfers between Level 1, Level 2 and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At September 30, 2019
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$2,408	$2,408
2016 Placement Warrants Liability	—	—	786	786
Total	$—	$—	$3,194	$3,194

	At December 31, 2018
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$7,115	$7,115
2016 Placement Warrants Liability	—	—	4,729	4,729
Total	$—	$—	$11,844	$11,844

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

	Nine Months Ended September 30,
	2019	2018
Fair value, beginning of period	$11,844	$22,420
Change in fair value of Level 3 financial liabilities	(4,674)	(116)
Fair value of 2016 Placement Warrants at exercise	(3,458)	(342)
Fair value of 2017 Placement Warrants at exercise	(518)	—
Fair value, end of period	$3,194	$21,962

5.	Debt

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

The Company’s scheduled future payments on the SVB Term Loan at September 30, 2019 are as follows (in thousands):

Year Ended December 31,
The remainder of 2019	$—
2020	1,555
2021	18,667
2022	18,667
2023	17,111
Total future principal payments	56,000
Less: unamortized debt discount	(511)
Carrying value of long-term debt	55,489
Less: current portion	—
Long-term portion	$55,489

6.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakwood Village, Ohio, Mountain View, California and Denver, Colorado under noncancelable operating lease agreements. The Company leases and occupies approximately 19,800 square feet of office space in Oakwood Village, Ohio, which expires in October 2021.

In June 2014, the Company entered into an office lease agreement to lease approximately 25,500 square feet of office space located in Mountain View, California, with an original expiration date of November 2019. In June 2018, the Company entered into an amendment to extend the term of the lease agreement through July 2025.

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

In recognition of the right-of-use assets and the related lease liabilities, with the exception of the Oakwood Village, Ohio lease, the options to extend the lease term have not been included as the Company is not reasonably certain that it will exercise any such option. At September 30, 2019, the weighted-average remaining lease term in years is 5.6 years and the weighted-average discount rate used is 7.7%.

During the three and nine months ended September 30, 2019, the Company recognized the following lease costs arising from lease transactions:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$782	$2,085

During the nine months ended September 30, 2019, the Company recognized the following cash flow transactions arising from lease transactions:

For the Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,742
Right-of-use assets obtained in exchange for new operating lease liabilities	1,647

At September 30, 2019, the future payments and interest expense for the operating leases are as follows:

Year Ending December 31,	Future Payments
The remainder of 2019	$710
2020	3,148
2021	2,831
2022	2,496
2023	2,571
2024	2,604
Thereafter	1,924
Total undiscounted cash flows	$16,284
Less: imputed interest	(3,078)
Present value of lease liabilities	$13,206

The rent expense for operating leases for the three and nine months ended September 30, 2018 using the accounting guidance in effect at that time was $0.5 million and $0.9 million, respectively.

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

Patent Litigation

On September 10, 2019, a complaint for patent infringement was filed by Varian Medical Systems, Inc., in U.S. District Court for the Northern District of California against the Company. Captioned Varian Medical Systems, Inc., v. ViewRay, Inc., the complaint alleges that the Company infringes two related patents, U.S. Patent Nos. 8,637,841 (the “’841 Patent”) and 9,082,520 (the “’520 Patent”). The Company filed its answer on November 1, 2019. The Company believes the allegations in the complaint are without merit and intends to vigorously defend the litigation.

Class Action Litigation

On September 13, 2019, a class action complaint for violation of federal securities laws was filed in U.S. District Court for the Northern District of Ohio against the Company, its chief executive officer, chief science officer and former chief financial officer. Captioned Corwin v. ViewRay, Inc., et al., the complaint, purportedly brought on behalf of all purchasers of the Company’s common stock between March 15, 2019 and August 8, 2019, alleges that the Company violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts concerning the Company’s business, operations, and financial results. The Company believes the allegations in the complaint are without merit and intends to vigorously defend the litigation.

Given the early stage of each of the litigation matters described above, at this time we are unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. However, litigation is subject to inherent uncertainties, and one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved and on our business generally. In addition, regardless of their merits or their ultimate outcomes, lawsuits and legal proceedings are costly, divert management attention and may materially adversely affect our reputation, even if resolved in our favor.

Purchase Commitments

At September 30, 2019, the Company had $4.9 million in outstanding firm purchase commitments.

7.	Revenue

The Company derives revenue primarily from the sale of MRIdian systems and related services as well as support and maintenance services on sold systems. Revenue is categorized as product revenue, service revenue and distribution rights revenue.

The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S.
Product	$6,107	$6,187	$28,394	$25,775
Service	1,140	566	3,094	1,464
Total U.S. revenue	$7,247	$6,753	$31,488	$27,239

Outside of U.S. ("OUS")
Product	$12,589	$10,305	$37,081	$31,462
Service	908	490	2,388	1,242
Distribution rights	118	118	356	356
Total OUS revenue	$13,615	$10,913	$39,825	$33,060

Total
Product	$18,696	$16,492	$65,475	$57,237
Service	2,048	1,056	5,482	2,706
Distribution rights	118	118	356	356
Total revenue	$20,862	$17,666	$71,313	$60,299

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

Distribution agreement

In connection with the distribution agreement entered into in December 2014, between the Company and Itochu Corporation, or Itochu, the Company received a distribution fee of $4.0 million in three installments from Itochu for serving as the Company’s exclusive distributor for the sale and delivery of its MRIdian systems within Japan. In August 2016, the Company started recognizing distribution rights revenue ratably over the remaining term of the exclusive distribution agreement of approximately 8.5 years. A time-elapsed method is used to measure progress because control is transferred evenly over the remaining contractual period. The distribution rights revenues were $0.1 million for each of the three months ended September 30, 2019 and 2018, and $0.4 million for each of the nine months ended September 30, 2019 and 2018, respectively.

Contract Balances

The timing of revenue recognition, billings and cash collections results in short-term and long-term trade receivables, customer deposits, deferred revenues and deferred cost of revenue on the condensed consolidated balance sheets.

Trade receivables are recorded at the original invoiced amount, net of an estimated allowance for doubtful accounts. Trade credit is generally extended on a short-term basis. The Company occasionally provides for long-term trade credit for its maintenance services so that the period between when the services are rendered to its customers and when the customers pay for that service is within one year. Thus, the Company’s trade receivables do not bear interest or contain a significant financing component. Long-term trade receivables of $0.2 million and $0.4 million were reported within other assets in the condensed consolidated balance sheets at September 30, 2019 and at December 31, 2018, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate and are expected to be collected three to four years from the date of invoice as the underlying maintenance services are rendered. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. This contract asset is recorded as an unbilled receivable and reported as part of accounts receivable on the condensed consolidated balance sheets.

Trade receivables are periodically evaluated for collectability based on past credit history of the respective customers and their current financial condition. Changes in the estimated collectability of trade receivables are included in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for doubtful accounts. The Company generally does not require collateral for trade receivables. There were no allowances for doubtful accounts recorded at September 30, 2019 or December 31, 2018.

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

During the three and nine months ended September 30, 2019, the Company recognized $2.4 million and $11.9 million, respectively, of revenues that were included in the deferred revenue balance at the beginning of each reporting period. During the three and nine months ended September 30, 2018, the Company recognized $12.2 million and $18.3 million, respectively, of revenues that were included in the deferred revenue balance at the beginning of each reporting period.

Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company estimates the transaction price at contract inception, including any variable consideration, and updates the estimate each reporting period for any changes. For the three and nine months ended September 30, 2019 the Company recognized $0.0 million and $0.9 million, respectively, in revenue from performance obligations satisfied in a prior period. The cumulative catch-up adjustment resulted from a change in transaction price related to variable consideration that was constrained in prior periods.

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

As of September 30, 2019, the Company has sold approximately $40.4 million under this at-the-market offering program. During the nine months ended September 30, 2018, the Company sold approximately $0.3 million under this at-the-market offering program.

9.	Warrants

Equity Classified Common Stock Warrants

In connection with a debt financing in December 2013, the Company issued warrants to purchase 128,231 shares of its common stock with an exercise price of $5.84 per share. These warrants were exercised during the three months ended September 30, 2019 and the Company issued 36,457 shares of its common stock upon the net exercise of the 128,231 warrants. None of these warrants remained outstanding at September 30, 2019.

In connection with the merger of the Company and ViewRay Technologies, Inc. in July 2015, or the Merger, in July and August 2015, the Company conducted a private placement offering during which the Company issued warrants, or the 2015 Placement Warrants, that provide the warrant holder the right to purchase 198,760 shares of common stock at an exercise price of $5.00 per share. The 2015 Placement Warrants are exercisable at any time at the option of the holder until the five-year anniversary of its date of issuance. Prior to September 30, 2019, the Company issued 92,487 shares of its common stock upon the net exercise of 159,010 shares of the 2015 Placement Warrants. The remaining 39,750 shares of the 2015 Placement Warrants have not been exercised and remained outstanding at September 30, 2019.

In connection with the March 2018 Direct Registered Offering, the Company issued warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share, or the 2018 Offering Warrants. The 2018 Offering Warrants became exercisable upon issuance and expire in March 2025. None of the 2018 Offering Warrants have been exercised to date and they all remained outstanding at September 30, 2019.

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

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Nine Months Ended September 30, 2019	Warrants Outstanding at September 30, 2019
2017 Placement Warrants	January 2017	7 years	$3.17	90,642	1,618,890
2016 Placement Warrants	August and September 2016	7 years	$2.95	593,352	537,263
Total				683,994	2,156,153

During the three and nine months ended September 30, 2019, the Company recorded a gain of $13.5 million and a gain of $8.6 million, respectively, related to the change in fair value of the 2016 and 2017 Placement Warrants. During the three and nine months ended September 30, 2018, the Company recorded a loss of $6.7 million and a gain of $0.4 million, respectively, related to the change in fair value of the 2016 and 2017 Placement Warrants. The fair value of the 2016 and 2017 Placement Warrants at September 30, 2019 and December 31, 2018, respectively, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	2017 Placement Warrants		2016 Placement Warrants
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Expected term (in years)	4.3	5.1	3.9	4.7
Expected volatility	67.9%	60.8%	67.3%	60.9%
Risk-free interest rate	1.6%	2.5%	1.6%	2.5%
Expected dividend yield	0%	0%	0	0%

10.	Stock-Based Compensation

A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at December 31, 2018	1,908,626	11,603,708	$6.64	7.6	$10,151
Additional options authorized	3,853,280
Options granted	(2,624,505)	2,624,505	8.19
Options exercised	—	(2,219,251)	4.34
Options canceled	553,585	(553,585)	6.73
Withheld shares to pay for taxes on RSU released shares	253,986
RSUs granted	(708,144)
RSUs canceled	70,732
Balance at September 30, 2019	3,307,560	11,455,377	$7.58	7.9	$1,011
Vested and exercisable at September 30, 2019		4,575,393	$6.25	6.2	$1,010
Vested and expected to vest at September 30, 2019		10,793,250	$7.38	7.7	$1,010

The weighted-average grant date fair value of options granted to employees were $4.71 and $5.02 per share during the nine months ended September 30, 2019 and 2018, respectively. The grant date fair values of options vested were $11.4 million and $4.3 million during the nine months ended September 30, 2019 and 2018, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic values of options exercised were $7.8 million and $11.6 million during the nine months ended September 30, 2019 and 2018, respectively.

At September 30, 2019, total unrecognized compensation cost related to stock options granted to employees, net of estimated forfeitures, was $29.0 million which is expected to be recognized over a weighted-average period of 2.9 years.

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

The fair value of employee stock options is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2019	2018
Expected term (in years)	6.0	6.0
Expected volatility%	60.7%	60.4%
Risk-free interest rate%	2.4%	2.8%
Expected dividend yield%	0.0%	0.0%

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

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	1,736,234	$9.65
RSUs granted	708,144	7.79
RSUs vested	(631,252)	9.40
Unvested at September 30, 2019	1,813,126	$9.13
Vested and unreleased	104,173
Outstanding at September 30, 2019	1,917,299

The total grant date fair value of RSUs awarded was $5.5 million for the nine months ended September 30, 2019. The total fair value of RSUs vested was $5.9 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the RSUs that vested were net share settled such that the Company withheld shares with value equivalent to the employees’ obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 0.3 million and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $2.4 million for the nine months ended September 30, 2019 and are reflected as a financing activity within the Condensed Consolidated Statement of Cash Flows. These net share settlements reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the nine months ended September 30, 2018, the Company granted 1.8 million shares of RSUs and recorded $1.2 million in stock-based compensation expense related to the issuance of RSUs.

As of September 30, 2019, total unrecognized stock-based compensation cost related to RSUs was $12.7 million, which is expected to be recognized over a weighted-average period of 1.9 years. As of September 30, 2019, 1,617,702 RSUs are expected to vest.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss is classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$377	$511	$1,221	$1,061
Selling and marketing	368	234	980	555
General and administrative	4,165	6,434	12,168	8,436
Total stock-based compensation expense	$4,910	$7,179	$14,369	$10,052

During the three and nine months ended September 30, 2019 and 2018, there was no stock-based compensation expense capitalized as a component of inventory or recognized in cost of revenue. Stock-based compensation relating to stock-based awards granted to consultants was insignificant during the three and nine months ended September 30, 2019 and 2018.

11.	Income Tax

Due to the current operating losses, the Company recorded zero income tax expense during the nine months ended September 30, 2019 and 2018, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations. The federal and state effective tax rate before valuation allowance is approximately 24% for the nine months ended September 30, 2019.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, the Company’s deferred tax assets, which include net operating loss, or NOL, carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of September 30, 2019. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had unrecognized tax benefits of $2.1 million and $1.6 million at September 30, 2019 and December 31, 2018, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. At September 30, 2019 and December 31, 2018, there were no accrued interest and penalties related to uncertain tax positions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Series A convertible preferred stock (if converted)	—	—	—	494,601
Options to purchase common stock	11,350,034	11,769,686	10,613,157	10,028,174
Common stock warrants	3,866,555	4,694,837	4,200,541	4,441,885
Restricted stock units	437,933	1,457,638	1,206,267	576,464
Total	15,654,522	17,922,161	16,019,965	15,541,124
13.	Related Party Transactions

In December 2004, the Company entered into a licensing agreement with the University of Florida Research Foundation, or UFRF, whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a 1% royalty, with a minimum $0.1 million royalty payment per quarter, from sales of products developed and sold by the Company utilizing the licensed patents. Minimum royalty payments in any calendar year are credited against earned royalties for such calendar year. Royalty expenses based on 1% of net sales were $0.6 million and $0.5 million during the nine months ended September 30, 2019 and 2018, respectively, and were recorded as product cost of revenue.

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

At September 30, 2019, six MRIdian with Cobalt-60 systems and 26 MRIdian Linac systems are in operation at 30 customers worldwide (12 in the United States and 18 outside the United States). In addition, seven MRIdian Linacs have been delivered to customers.

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

We generated total revenue of $20.9 million and $17.7 million, and had net losses of $20.8 million and $32.9 million, during the three months ended September 30, 2019 and 2018, respectively. We generated total revenue of $71.3 million and $60.3 million, and net losses of $85.0 million and $59.7 million, during the nine months ended September 30, 2019 and 2018, respectively.

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

During the nine months ended September 30, 2019, we received new orders for MRIdian systems and upgrade orders to replace Cobalt-60 systems totaling $97.3 million. At September 30, 2019, we had total backlog of $230.7 million.

Components of Statements of Operations

Revenue

Product Revenue. Product revenue consists of revenue recognized from sales of MRIdian systems, as well as optional components, such as additional planning workstations and body coils.

Following execution of an order contract, it generally takes nine to 15 months for a customer to customize an existing facility or construct a new vault for the purchased system. Upon the commencement of installation at a customer’s facility, it typically takes approximately 60 to 90 days to complete the installation and on-site testing of the system, including the completion of acceptance test procedures. On-site training can take up to multiple weeks and can be conducted concurrently with installation and acceptance testing. Order contracts generally include customer deposits upon execution of the agreement, and in certain cases, additional amounts due at shipment or commencement of installation, and final payment due generally upon customer acceptance.

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

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or net realizable value inventory, or LCNRV, adjustments if the carrying value of the inventory is greater than its net realizable value. There was no LCNRV charge for the nine months ended September 30, 2019 and 2018.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue:
Product	$18,696	$16,492	$65,475	$57,237
Service	2,048	1,056	5,482	2,706
Distribution rights	118	118	356	356
Total revenue	20,862	17,666	71,313	60,299
Cost of revenue:
Product	18,521	15,199	63,368	49,564
Service	1,767	2,103	9,489	4,732
Total cost of revenue	20,288	17,302	72,857	54,296
Gross margin	574	364	(1,544)	6,003
Operating expenses:
Research and development	5,641	4,347	17,135	12,506
Selling and marketing	7,297	3,384	19,845	10,024
General and administrative	19,381	16,721	49,888	37,070
Total operating expenses:	32,319	24,452	86,868	59,600
Loss from operations	(31,745)	(24,088)	(88,412)	(53,597)
Interest income	484	2	1,391	6
Interest expense	(1,069)	(1,974)	(2,902)	(5,758)
Other income (expense), net	11,499	(6,792)	4,933	(307)
Loss before provision for income taxes	(20,831)	(32,852)	(84,990)	(59,656)
Provision for income taxes	—	—	—	—
Net loss	$(20,831)	$(32,852)	$(84,990)	$(59,656)

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Product	$18,696	$16,492	$2,204
Service	2,048	1,056	992
Distribution rights	118	118	—
Total revenue	$20,862	$17,666	$3,196

Total revenue during the three months ended September 30, 2019 increased by $3.2 million compared to the three months ended September 30, 2018. The increase was primarily due to a $2.2 million increase in product revenue and a $1.0 million increase in service revenue during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Product Revenue. Product revenue increased by $2.2 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily due to the increase in average selling price related to the three MRIdian Linac systems recognized in the three months ended September 30, 2019 as compared to the three MRIdian Linac systems recognized in the three months ended September 30, 2018.

Service Revenue. Service revenue increased by $1.0 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to the increase in installed base.

Distribution Rights Revenue. Distribution rights revenue remained flat, as expected based on the ratable recognition of revenue over the term of this agreement, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Cost of Revenue

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Product	$18,521	$15,199	$3,322
Service	1,767	2,103	(336)
Total cost of revenue	$20,288	$17,302	$2,986

Product Cost of Revenue. Product cost of revenue increased by $3.3 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily attributable to a $1.6 million increase in installation costs and a $1.3 million increase in costs of materials in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Service Cost of Revenue. Service cost of revenue decreased by $0.3 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to a decrease in the service inventory parts consumed to service MRIdian Linac systems previously installed.

Operating Expenses

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Research and development	$5,641	$4,347	$1,294
Selling and marketing	7,297	3,384	3,913
General and administrative	19,381	16,721	2,660
Total operating expenses	$32,319	$24,452	$7,867

Research and Development. Research and development expenses during the three months ended September 30, 2019 increased by $1.3 million, compared to the three months ended September 30, 2018. The increase was primarily attributable to an $0.8 million increase in personnel expense related to an increase in headcount and a $0.5 million increase in facilities costs.

Selling and Marketing. Selling and marketing expenses during the three months ended September 30, 2019 increased by $3.9 million, compared to the three months ended September 30, 2018. This increase was primarily attributable to a $2.3 million increase in personnel expense related to the increase in our direct salesforce, a $0.9 million increase in travel expense from the increasing salesforce and a $0.7 million increase in marketing expense.

General and Administrative. General and administrative expenses during the three months ended September 30, 2019 increased by $2.7 million, compared to the three months ended September 30, 2018. This increase was primarily driven by a $3.2 million increase in consulting and other professional services, a $1.2 million increase in travel costs, and a $0.5 million increase in office expenses. The increases were partially offset by a $2.3 million decrease in stock-based compensation expense.

Interest Expense

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Interest expense	$(1,069)	$(1,974)	$905

Interest expense decreased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due to the lower interest rate of the SVB Term Loan as compared to the CRG Term Loan, which was paid off in December 2018.

Other Income (Expense), Net

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Other income (expense), net	$11,499	$(6,792)	$18,291

Other income (expense), net during the three months ended September 30, 2019 consisted primarily of a $11.6 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants as a result in the reduction of the Company’s stock price and the warrants exercised during the three months ended September 30, 2019. Other income (expense), net during the three months ended September 30, 2018 consisted primarily of a $6.7 million change in fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenue

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Product	$65,475	$57,237	$8,238
Service	5,482	2,706	2,776
Distribution rights	356	356	—
Total revenue	$71,313	$60,299	$11,014

Total revenue during the nine months ended September 30, 2019 increased by $11.0 million compared to the nine months ended September 30, 2018. The increase was primarily due to a $8.2 million increase in product revenue and a $2.8 million increase in service revenue during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Product Revenue. Product revenue increased by $8.2 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was due to revenue recognized on one more MRIdian Linac system in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 coupled with an increased average selling price.

Service Revenue. Service revenue increased by $2.8 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to the increase in installed base.

Distribution Rights Revenue. Distribution rights revenue remained flat, as expected based on the ratable recognition of revenue over the term of the agreement, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Cost of Revenue

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Product	$63,368	$49,564	$13,804
Service	9,489	4,732	4,757
Total cost of revenue	$72,857	$54,296	$18,561

Product Cost of Revenue. Product cost of revenue increased by $13.8 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Product cost of revenue in the nine months ended September 30, 2019 was impacted by cost of revenue recognized on one more MRIdian Linac system. The total cost of revenue in the nine months ended September 30, 2019 was also impacted by approximately $6.9 million of charges, primarily driven by higher than anticipated installation costs related to historical upgrade commitments. The $6.9 million includes $5.5 million of one-time charges and $1.4 million of expenses.

Service Cost of Revenue. Service cost of revenue increased by $4.8 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to timing of services and increase in installed base for the nine months ended September 30, 2019.

Operating Expenses

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Research and development	$17,135	$12,506	$4,629
Selling and marketing	19,845	10,024	9,821
General and administrative	49,888	37,070	12,818
Total operating expenses	$86,868	$59,600	$27,268

Research and Development. Research and development expenses during the nine months ended September 30, 2019 increased by $4.6 million, compared to the nine months ended September 30, 2018. The increase was primarily attributable to a $3.6 million increase in personnel expense related to an increase in headcount and a $1.0 million increase in facilities costs.

Selling and Marketing. Selling and marketing expenses during the nine months ended September 30, 2019 increased by $9.8 million, compared to the nine months ended September 30, 2018. This increase was primarily attributable to a $6.8 million increase in personnel expense related to the increase in our direct salesforce, a $1.7 million increase in travel expense from the aforementioned increased salesforce and a $1.1 million increase in marketing expense.

General and Administrative. General and administrative expenses during the nine months ended September 30, 2019 increased by $12.8 million, compared to the nine months ended September 30, 2018. This increase was primarily driven by a $7.1 million increase in personnel expense related to an increase in headcount, which included a $3.7 million increase in stock-based compensation expense for the increased headcount and executives hired since the third quarter of 2018. Additionally, we incurred a $4.0 million increase in consulting costs, a $1.5 million increase in travel expense from the aforementioned increase in headcount, a $1.0 million increase in various office expenses, and a $0.6 million increase in facilities cost. These increases were partially offset by a $1.3 million reduction in legal costs as there were no equity offerings during the nine months ended September 30, 2019.

Interest Expense

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Interest expense	$(2,902)	$(5,758)	$2,856

Interest expense decreased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due to the lower interest rate of the SVB Term Loan as compared to the CRG Term Loan, which was paid off in December 2018.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Other income (expense), net	$4,933	$(307)	$5,240

Other income (expense), net during the nine months ended September 30, 2019 consisted primarily of a $4.7 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants as a result in the reduction of the Company’s stock price and the warrants exercised during the nine months ended September 30, 2019, and $0.9 million of income related to insurance proceeds. Other income (expense), net during the nine months ended September 30, 2018 consisted primarily of a $0.4 million change in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the nine months ended September 30, 2019 and 2018, we had net losses of $85.0 million and $59.7 million, respectively. At September 30, 2019 and December 31, 2018, we had an accumulated deficit of $484.0 million and $399.0 million, respectively.

At September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $90.8 million and $167.4 million, respectively. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed and delivered. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and public or private debt. In March 2018, we issued common stock, Series A convertible preferred stock and warrants to purchase common stock in the March 2018 Direct Registered Offering for gross proceeds of $59.1 million. In May 2018, we raised additional aggregate gross proceeds of $0.3 million through our at-the-market offering program under which we sold 33,097 shares of our common stock at an average sale price of $8.41 per share. In August 2018, we raised aggregate gross proceeds of $172.5 million via a public offering, in which we sold approximately 18.6 million shares of our common stock at a price of $9.25 per share. In December 2018, we entered into the SVB Term Loan for a principal amount of $56.0 million. We used the proceeds from the SVB Term Loan and cash on hand to repay in full our obligations under the outstanding CRG Term Loan. We expect that our existing cash and cash equivalents, together with the sales of MRIdian systems will enable us to conduct our planned operations for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(76,632)	$(77,429)
Cash used in investing activities	$(7,598)	$(2,814)
Cash provided by financing activities	$7,063	$224,635

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

During the nine months ended September 30, 2019, cash used in operating activities was $76.6 million, as a result of our net loss of $85.0 million and the aggregate non-cash charges of $17.8 million. Our net operating assets and liabilities increased by $9.4 million in the nine months ended September 30, 2019. Inventory increased $10.5 million, in anticipation of upcoming shipments and installations of MRIdian systems. Customer deposits and deferred revenue decreased $14.5 million and deposits on purchased inventory decreased $3.3 million as a result of revenue recognized for the eleven units of MRIdian system sales and one unit of system upgrade partially offset by additional accrual for the units currently being installed. The net change in our operating assets and liabilities was partially offset by a decrease in accounts receivable of $3.6 million resulting from the timing of collections. Deferred costs decreased by $2.0 million mainly due to the revenue recognized in the first nine months of 2019 offset by the transfer of property and equipment from deferred cost of revenue. Accounts payable increased $1.2 million resulting from the build of inventory and the timing of payments. Accrued expense and other liabilities increased by a $4.8 million mainly due to an increase in payroll and related benefits and accrued travel costs. Non-cash charges included $14.4 million of stock-based compensation expense, $3.2 million of depreciation and amortization expense, a $4.7 million gain related to the change in fair value of the 2017 and 2016 Placement Warrants, $4.4 million for historical upgrade commitments and $0.5 million of amortization of debt discount and interest accrual related to the SVB Term Loan.

During the nine months ended September 30, 2018, cash used in operating activities was $77.4 million, as a result of our net loss of $59.7 million, a $33.0 million net change in our operating assets and liabilities, and the aggregate non-cash charges of $15.3 million. The net change in our operating assets and liabilities was primarily a result of a change in inventory, customer deposits and deferred revenue, accounts payable, accounts receivable and prepaid expenses and other assets, which was partially offset by changes in accrued expenses and other long-term liabilities, deferred cost of revenue and deposits on purchased inventory. Inventory increased $22.4 million, in anticipation of upcoming shipments and installations of MRIdian systems. Customer deposits and deferred revenue decreased $12.4 million as a result of revenue recognized for the ten units of MRIdian system sales and one unit of system upgrade partially offset by additional accrual for the units currently being installed in the first nine months of 2018. Accounts payable decreased $4.1 million resulting from the timing of payment. Accounts receivable increased by $2.4 million resulting from the timing of collections. Prepaid expenses and other assets increased $2.3 million mainly due to prepayments made for insurance premiums and deferred sales commissions. The net change in our operating assets and liabilities was partially offset by a $6.7 million increase in accrued expense and other liabilities mainly resulting from accrued tax liabilities and accrued interest for the CRG Term Loan, a $2.3 million decrease in deferred cost of revenue primarily due to the revenue recognized for MRIdian systems for the nine months ended September 30, 2018, partially offset by the shipment of additional components for MRIdian systems being installed , and a $1.5 million decrease in deposits on purchased inventory due to the receipt of inventory previously paid for as deposits. Non-cash charges included $10.1 million of stock-based compensation expense, $2.7 million of amortization of debt discount and interest accrual related to the CRG Term Loan, and $2.6 million of depreciation and amortization expense, partially offset by a $0.1 million gain related to the change in fair value of the 2017 and 2016 Placement Warrants.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2019 of $7.6 million resulted primarily from $7.5 million of capital expenditures to purchase property and equipment.

Cash used in investing activities during the nine months ended September 30, 2018 of $2.8 million resulted from capital expenditures to purchase property and equipment.

Financing Activities

During the nine months ended September 30, 2019, financing activities provided $7.1 million in cash, consisting primarily of $9.7 million from the exercise of stock options, partially offset by cash used to pay taxes related to net share settlement of equity awards of $2.4 million.

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

We were in compliance with all financial covenants under the SVB Term Loan at September 30, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of September 30, 2019. As of December 31, 2018, we did not have any off-balance sheet arrangements except for our operating leases. Additionally, there were no material changes to our contractual obligations described in our Annual Report on Form 10-K filed with the SEC on March 15, 2019, except for the changes to operating lease obligations due to the adoption of Topic 842, Leases. See the section entitled “Notes to Condensed Consolidated Financial Statements – Note 6 – Commitments and Contingencies” in the condensed consolidated financial statements.

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

With the exception of the adoption of Topic 842, Leases, and change in the recognition of certain revenue resulting from changes in facts and circumstances (see the section entitled “Notes to Condensed Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” in the condensed consolidated financial statements), there have been no significant changes to our accounting policies during the nine months ended September 30, 2019, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 15, 2019. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and interim chief financial officer, or interim CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and interim CFO have concluded that as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such required information is accumulated and communicated to our management, including our CEO and interim CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

On September 10, 2019, a complaint for patent infringement was filed by Varian Medical Systems, Inc., in U.S. District Court for the Northern District of California against the Company. Captioned Varian Medical Systems, Inc., v. ViewRay, Inc., the complaint alleges that the Company infringes two related patents, U.S. Patent Nos. 8,637,841 (the “’841 Patent”) and 9,082,520 (the “’520 Patent”). The Company filed its answer on November 1, 2019. We believe the allegations in the complaint are without merit and intend to vigorously defend the litigation.

Class Action Litigation

On September 13, 2019, a class action complaint for violation of federal securities laws was filed in U.S. District Court for the Northern District of Ohio against the Company, our chief executive officer, chief science officer and former chief financial officer. Captioned Corwin v. ViewRay, Inc., et al., the complaint, purportedly brought on behalf of all purchasers of our common stock between March 15, 2019 and August 8, 2019, alleges that we violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts concerning the Company’s business, operations, and financial results. We believe the allegations in the complaint are without merit and intend to vigorously defend the litigation.

Given the early stage of each of the litigation matters described above, at this time we are unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. However, litigation is subject to inherent uncertainties, and one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved and on our business generally. In addition, regardless of their merits or their ultimate outcomes, lawsuits and legal proceedings are costly, divert management attention and may materially adversely affect our reputation, even if resolved in our favor.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Exhibit	Date Filed	Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws of ViewRay, Inc.	8-K	3.2	5/10/18

10.1	Separation Agreement, dated September 30, 2019, by and between ViewRay Inc. and Ajay Bansal.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101	Interactive Data Files of Financial Statements and Notes				X
101.INS	Instant Document				X

101.SCH	XBRL Taxonomy Schema Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

_____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWRAY, INC.

Dated: November 12, 2019	By:	/s/ Scott Drake
	Name:	Scott Drake
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2019	By:	/s/ Brian Knaley
	Name:	Brian Knaley
	Title:	Senior Vice President and Interim Chief Financial Officer
(Principal Financial Officer)