Form 10-K
period 2019-12-31
ViewRay, Inc.
filed 2020-03-12
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37725

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was $650,491,891.

The number of shares of Registrant’s Common Stock outstanding as of March 3, 2020 was 147,440,028.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held in 2020 are incorporated by reference in Part III of this Form 10-K where indicated.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	market acceptance of magnetic resonance imaging (MRI) guided radiation therapy;
•	the benefits of MR Image-Guided radiation therapy;
•	our ability to successfully sell and market MRIdian® in our existing and expanded geographies;
•	the performance of MRIdian in clinical settings;
•	competition from existing technologies or products or new technologies and products that may emerge;
•	the pricing and reimbursement of MR Image-Guided radiation therapy;
•	the implementation of our business model and strategic plans for our business and MRIdian;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering MRIdian;
•	our ability to obtain regulatory approval in targeted markets for MRIdian;
•	our ability to procure materials and components in connection with the manufacture and installation of MRIdian;
•	estimates of our future revenue, expenses, capital requirements and our need for additional financing;
•	our financial performance;
•	our expectations related to the MRIdian linear accelerator technology, or MRIdian Linac;
•	developments relating to our competitors and the healthcare industry; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A, titled “Risk Factors” and discussed elsewhere in this Report. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.

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

The MRIdian combines MRI and external-beam radiation therapy to simultaneously image and treat cancer patients. MRI is a broadly used imaging tool that has the ability to clearly differentiate between types of soft tissue. In contrast, X-ray or computed tomography (CT), the most commonly used imaging technologies in radiation therapy today, are often unable to distinguish soft tissues such as the tumor and critical organs. MRIdian integrates MRI technology, radiation delivery and our proprietary software to clearly See the soft tissues, Shape the dose to accommodate for changes in anatomy and Strike the target precisely using real-time targeting throughout the treatment. The MRIdian system is Sized to fit into standard radiation therapy vaults without having to remove ceiling or walls. These capabilities allow MRIdian to deliver radiation to the tumor accurately, while reducing the radiation amount delivered to nearby healthy tissue, as compared to other radiation therapy treatments currently available. We believe this will lead to improved patient outcome and reduced treatment-related side effects.

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

•

In August 2016, we received regulatory approval from the Japanese Ministry of Health, Labor and Welfare to market MRIdian with Cobalt-60 in Japan as well as from the China Food and Drug Administration to market MRIdian with Cobalt-60 in China.

•	In September 2016, we received the CE mark for MRIdian Linac (with a linear accelerator as the radiation source) in the EEA.
•	In February 2017, we received 510(k) clearance from the FDA to market MRIdian Linac in the United States.
•

In June 2017, we received 510(k) clearance to market RayZR™, our high-resolution beam-shaping multi-leaf collimator, or MLC. We also received MRIdian Linac regulatory approval in Taiwan and Canada in August 2017, and in Israel in November 2017. In March 2018, we received regulatory approval from the Japanese Ministry of Health, Labor and Welfare to market MRIdian Linac in Japan.

•	In February 2019, we received 510(k) clearance for advancements in MRI and Functional imaging (T1/T2/DWI and 8 FPS cine) and High-Speed MLC.
•	We are also seeking required MRIdian Linac approvals in other countries such as China.

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

We currently market MRIdian through a direct sales force in North America. In the rest of the world, we market MRIdian through a hybrid model of both a direct sales force and distribution network. As of December 31, 2019, we had installed or delivered 41 MRIdian systems worldwide and had a backlog with total value of $227.3 million. We generated revenue of $87.8 million, $81.0 million, and $34.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. We had net losses of $120.2 million, $76.4 million and $72.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Cancer and Radiation Therapy Market

Incidence of Cancer

Cancer is a leading cause of death globally and the second leading cause of death in the United States behind cardiovascular disease. According to the American Cancer Society, nearly 1.8 million people are expected to be diagnosed with cancer in the United States during 2020 and approximately 0.6 million are expected to die from cancer, which translates to about 1,660 deaths per day. As a result of a growing and aging population, the International Agency for Research on Cancer (IARC), part of the World Health Organization, previously reported that the worldwide cancer burden has risen to 18.1 million new cases and 9.6 million cancer deaths in 2018.

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

Radiation Therapy

Radiation therapy has become widespread, with nearly two-thirds of all treated cancer patients in the United States receiving some form of radiation therapy during the course of their cancer treatments, according to estimates by American Society for Radiation Oncology, ASTRO. For most cancer types treated with radiation therapy, at least 75% of the patients are treated with the intent to cure the cancer. For lung and brain cancers, that number is somewhat lower, with 59% of lung cancer patients and 50% of brain cancer patients being treated with the goal of curing cancer. The remainder of cases are treated with palliative intent to relieve pain or other tumor related symptoms. The type of radiation therapy delivered by linac or Cobalt 60 based devices is a non-invasive outpatient procedure with little or no recovery time and can be used on patients who are unable to undergo conventional surgery. According to IMV Inc. (IMV), 97% of patients receiving external beam radiation therapy in the United States are treated using a linac.

Radiation is used to kill cancer cells primarily by damaging their DNA but can also kill healthy cells in the same way or cause them to become cancerous themselves. As a result, the goal of curative radiation therapy is to balance delivery of a sufficiently high dose of radiation to a tumor to kill the cancer cells while, at the same time, minimizing damage to healthy cells, particularly those in critical organs. Normal cells are better able to repair themselves after radiation than tumor cells, so doses of radiation are often fractionated, or delivered in separate sessions with rest periods in between. As a result, standard radiation therapy is often given once a day, five times a week, for one to nine weeks. According to a 2019 IMV report, patients made an estimated 18.5 million radiation therapy treatment visits in the United States in 2019.

Radiation Therapy Equipment Market

According to Markets and Markets 2019 Radiotherapy Market Global Forecasts 2023 report, the global radiotherapy market is estimated to grow to approximately $6.8 billion by 2023. According to IAEA Human Health Campus, there are nearly 12,200 linacs installed at nearly 7,500 centers worldwide. In North America, there are over nearly 4,000 linacs installed at over 2,200 centers. The annual market for linacs is estimated to be 1,000 units per year globally, the majority of which are replacements for older machines.

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

Comparison of On-Table CT Images to On-Table MRIdian Images

However, the spatial relationship between tumors and the registration markers used to locate them often changes between the time of the patient’s initial imaging and the time of his or her first treatment session. This is particularly true for tumors which are located in soft tissue. By relying on a marker as a proxy for the tumor location, rather than on the tumor itself, clinicians risk missing the tumor when they deliver radiation beams into the patient’s body. In addition, placement of surgically implanted fiducial markers comes with inherent risks: the procedures are invasive; there is a risk of pain, infection and bleeding; and fiducials may change location and even migrate inside the body. Fiducial placement also may add extra costs for payers, providers and patients. Despite placement of fiducials, physicians are often unable to track changes in tumor shape. Also, fiducials made of dense metals, such as gold, may cause artifacts which interfere with imaging.

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

Each of these limitations increases the risk of missing a tumor and hitting healthy tissue during treatment. If a tumor is insufficiently irradiated, it may not respond to treatment, resulting in a greater probability of local tumor recurrence and reduced overall survival for the patient. The ability to avoid irradiating healthy tissue has been shown to reduce side effects. If healthy tissues, particularly critical organs, are irradiated, the side effects can be severe, including: scarring of lung tissue; fibrosis and cardiotoxicity in lung and breast cancers; incontinence and sexual dysfunction in pelvic and prostate cancers; infertility in pediatric cancers; memory loss, seizures and necrosis in brain cancer; secondary cancers, and in serious cases, death. Many of these side effects can be costly for patients and the healthcare system.

Although MR technology is an imaging tool broadly used to differentiate between types of soft tissue in diagnostic settings, MR technology had not been available in the radiation treatment delivery room before the launch of ViewRay’s MRIdian System. In the past, MR was not used with radiation therapy because the technologies interfered with each other: the magnetic field generated by MR interfered with the linac beam, while the radiofrequencies produced by the linac distorted the MR images. Current forms of CT have improved over time, but issues with radiation dose and image quality limit the utility of these technologies. Fluoroscopy and cone-beam CT, which is a form of on-board CT, involve the use of X-rays, a form of ionizing radiation, and pose an increased risk of radiation-induced cancer to the patient.

Our Solution

We developed MRIdian to address the key limitations of existing external-beam radiation therapy technologies. MRIdian employs MRI-based technology to provide real-time imaging that clearly defines the targeted tumor from the surrounding soft tissue and other critical organs, both before and during radiation treatment delivery.

MRIdian is the first and only MR-guided, on-table adaptive radiotherapy system with real-time, tissue tracking-based automated beam gating. MRIdian offers:

•	MR-guided imaging that provides superior tissue visualization compared to cone-beam computed tomography, or CBCT, to enable precise contouring and reduced margins.
•	Fully integrated, on-table adaptive workflow that allows complete re-optimization of the daily treatment plan.
•	Real-time tissue tracking that controls the automated beam gating without the need for implanted markers.

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

Unlike MRI systems used for diagnostic radiology, MRIdian's SmartVISION MR imaging was purpose-built for radiation oncology and MR-guided on-table adaptive radiotherapy. Most importantly, SmartVISION provides diagnostic-quality, multi-sequence MR imaging while co-existing in close proximity with the integrated linear accelerator. MRIdian’s patented magnetic and radiofrequency shielding design ensures minimal interaction between the linear accelerator and magnetic field. MRIdian’s MR imaging significantly reduces the risk of skin toxicities, trapped, or distorted dose, which occur when high magnetic fields interact with radiation beams. With a proprietary split-magnet magnetic design exclusive to SmartVISION, MRIdian provides a unique unobstructed beam path and optimal source-axis distance (SAD) enabling sophisticated beam dosimetry, exceptionally sharp penumbra tailored for stereotactic radiosurgery (SRS) and stereotactic body radiation therapy (SBRT), and high dose rate beam delivery.

•	The ability to SHAPE: SmartADAPT™

Patient anatomy changes from day to day resulting in significant changes to the position, shape, and size of the tumor and surrounding healthy tissue between treatment sessions. Using MRIdian's SmartADAPT adaptive radiotherapy software, clinicians can now acquire daily on-table MR setup scans in seconds and leverage high-contrast, high-definition imaging to rapidly reshape dose delivery to accommodate the anatomical changes that occur throughout the course of treatment. Taking advantage of groundbreaking advances in computing technology, SmartADAPT calculates new individualized Monte Carlo plans in seconds based on the exact anatomy at that time—all while the patient is in the treatment position.

•	The ability to STRIKE: SmartTARGET™

While the patient is on the table during beam delivery, transient gas bubbles, filling bladders and respiratory motion may cause tumors and surrounding organs at risk (OARs) to rapidly change position and shape. MRIdian’s SmartTARGET continuously acquires MR images and tracks target tissue and OARs faster than human reaction time. SmartTARGET’s real-time tissue tracking controls the automated beam gating by delivering the radiation dose only when the tumor is located in the pre-defined treatment boundary. If the tumor moves outside the pre-defined treatment boundary and OARs move into the treatment boundary, the beam automatically stops. When the tumor moves back into the boundary, the beam is turned on and the treatment resumes. SmartTARGET provides greater confidence that prescribed doses reach the target while avoiding critical structures.

•	The ability to SIZE: SmartSITE™

MRIdian's compact SmartSITE footprint addresses common physical space limitations and challenges associated with large-scale vaults and the need for a custom-built solution. MRIdian’s SmartSITE design allows MRIdian to fit within almost any existing standard linear-accelerator vault and shielding configuration, helping reduce prolonged installation schedules and additional costs necessary to build custom, large-scale vaults. MRIdian components are also able to fit through conventional vault doorways, so there is no need to remove walls, raise ceilings, or dig trenches, eliminating interruptions and delays.

MRIdian can treat a broad spectrum of radiation therapy indications and disease sites with its ability to perform three-dimensional conformal radiation therapy, or 3D-conformal radiation therapy (CRT), IMRT, IGRT, SBRT and SRS. MRIdian treatments are supported by existing radiation therapy payment codes in almost all countries in which we offer MRIdian. We believe MRIdian’s increased tumor target accuracy will allow physicians to treat patients with higher radiation doses over fewer treatment fractions; this potentially enables the clinic to treat more patients with greater overall efficiency and patient throughput.

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

•

Investment in the commercial organization. We continue to invest in our United States sales force, while enhancing the international direct sales force to assist distributors in EMEA and Japan, which collectively make up about 70% of the global market opportunity according to IAEA Human Health Campus. We continue our efforts to develop a focused commercial presence that is highly competitive, resulting in the continued adoption of MRIdian through pipeline development activities in targeted markets worldwide.

•

Operational excellence. While focusing external efforts on building the customer pipeline, we are also committed to achieving internal operational excellence in parallel. We continually seek to create efficiencies across the organization to reduce the purchase order to revenue recognition cycle time. This goal is to be driven by proactive engagement with customers to achieve vault readiness; driving supplier quality enhancements; and developing more robust and efficient manufacturing capabilities.

•

Customer service. Key to our value system is pursuing the highest customer satisfaction. We measure this by continuously quantifying customer satisfaction and loyalty, and adjusting our priorities accordingly. By hearing the voices of the radiation oncologists, the medical physicists and radiation oncology dosimetrists, therapists and administrators, we continue to work to improve and refine the capabilities and resulting benefits of MRIdian over competitive radiation therapy systems. Current priorities are focused on addressing service and technical support, clinical workflow enhancements, reducing treatment times, the development of clinical data and maintaining our competitive lead in MR Image-Guided radiation therapy through continued innovation.

•	MRIdian therapy adoption. We believe that MRIdian adoption will accelerate as we leverage three key drivers: innovation, clinical data and training.

•

Innovation. Innovation is one of our greatest strengths as an organization, a strength that we fully intend to capitalize on. We intend to continue to invest in our technology to maintain our leadership position in the emerging MR Image-Guided radiation therapy market. In the next year, we intend to introduce enhancements to the system and software to provide improved capabilities for MRIdian users and patients. As we continue to build a strong intellectual property portfolio, our pipeline includes projects to address treatment delivery speed, machine vision and biological imaging. We will work proactively with key opinion leaders, clinicians, hospitals and free-standing centers to refine and improve MRIdian’s features, optimize clinical workflow and maximize patient throughput while incorporating our advanced features.

•

Clinical data. MRIdian customers continue to develop an impressive compendium of clinical data. Over the last six years, over 45 different types of cancer have been treated on MRIdian systems. Radiation oncologists and medical physicists have expanded treatment to areas such as abdominal oligometastic cancer, tumors in the central lung, and non-invasive heart ablations.

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

We have engineered our MRI system to be able to produce clear images using a low-field strength 0.35 Tesla magnet, which helps enable us to minimize image and radiation dose distortions that result when higher field strength magnets are used.

MRIdian Radiation Delivery System

In the first-generation MRIdian, which we no longer make available for sale, radiation was delivered from three Cobalt-60 radiation therapy heads symmetrically mounted on a rotating ring gantry.

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

Integrated Treatment Planning and Delivery Software

Our proprietary treatment planning and delivery adaptive treatment software works with the integrated patented split-magnet MRI System, unobstructed radiation beam path and optimal source-axis-distance (SAD) of the Radiation Delivery System to unlock beam dosimetry, sharp SRS and SBRT-tailored penumbra, and high dose rate beam delivery.

Installed Base and Clinical Use

At December 31, 2019, five MRIdian with Cobalt-60 and 30 MRIdian Linac systems are in operation at 33 cancer centers (14 in the United States and 19 outside the United States). In addition, six MRIdian Linacs have been delivered to customers that are in varying stages of installation.

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

We received new orders for MRIdian systems, totaling $118.5 million, $140.7 million and $113.6 million in fiscal years 2019, 2018 and 2017, respectively. Based on our assessment, we removed $21.9 million, $53.5 million and $11.1 million from the backlog for fiscal year 2019, 2018 and 2017, respectively. At December 31, 2019, we had a backlog with a total value of $227.3 million. There can be no assurance that backlog will result in revenue in any particular time period or at all.

Installation Process

Following execution of an order contract, it generally takes nine to 15 months for a customer to prepare an existing facility or construct a new vault, although in some cases customers may request installation for a date later in the future to meet their own clinical or business requirements. After the customer completes its vault customization, it typically takes approximately ninety days to complete the installation and on-site testing of the system, including the completion of customer test procedures. MRIdian is designed to fit into a typical radiation therapy vault, similar to other replacement linear accelerators. MRIdian’s components all fit through standard hospital vault entrances for assembly. On-site training takes approximately one week and can be conducted concurrent with installation and acceptance testing.

Our customers are responsible for removing any outgoing linear accelerator equipment and preparing the room for the MRIdian system unless otherwise stipulated within the contract with the customer. This includes ensuring adequate radiation and radio frequency shielding, preparing the floor for the mounting plate, and upgrading facility utilities to meet system requirements.

Clinical Development

To date, we have primarily relied on clinical symposia and case studies presented at ASTRO and the European Society for Radiotherapy and Oncology, or ESTRO, to raise awareness of MR Image-Guided radiation therapy and to market MRIdian to leading cancer centers. In order to promote broader adoption rates at other cancer centers and hospitals, we plan to work with our customers to collect and publish data on clinical efficacy, treatment times and clinical results for patients who have been treated on a MRIdian. Outcomes data presented at the 2017 Annual Meeting of ASTRO highlighted potentially compelling early results using the Company's MRIdian system for the treatment of inoperable, locally advanced pancreatic cancer. These initial results will be explored further in a multi-center, prospective, single-arm clinical trial for inoperable, locally advanced or borderline resectable pancreatic cancer. The trial, Stereotactic MRI-guided On-table Adaptive Radiation Therapy, or SMART, for Locally Advanced Pancreatic Cancer study is being conducted by ViewRay has six active centers and the first 28 of 133 patients have been enrolled as of December 31, 2019.

Additionally, in 2016, Washington University published a prospective study on Magnetic Resonance Image Guided Radiation Therapy for External Beam Accelerated Partial-Breast Irradiation using a one-week course of treatment. This study demonstrated that on-board MR image-guidance allowed for a greater than 50% reduction of margins while maintaining the same dose to the tumor with patients reporting 100% Excellent/Good Cosmesis.

While we do not currently have statistically significant, prospective evidence that MRIdian improves patient outcomes or decreases healthcare costs relative to CT-based radiotherapy, we believe sponsoring and supporting studies will demonstrate the benefits of MR Image-Guided radiation therapy and adaptive treatment planning. As data accumulate from the use of MRIdian, we plan to work with professional healthcare organizations to support further global marketing efforts, additional product clearances, approvals and/or registrations, potential improvements in reimbursement and delivery system reforms.

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

To sell MRIdian globally, we use a combination of sales executives, sales directors and a network of international third-party distributors with internal support from sales operations, product management and application specialists. A targeted group of fourteen senior sales directors are responsible for selling MRIdian within North America. Our product management function helps market MRIdian and works with our engineering group to identify and develop upgrades and enhancements. We also have a team of program development managers who provide post-sales support.

We engage in various physician-targeted advertising efforts, and our selling and marketing practices include participating in trade shows and symposia.

Competition

We compete directly with companies marketing IGRT devices for the treatment of cancer using MRI, CT, ultrasound, optical tracking and X-ray imaging. We also compete with companies developing next-generation IGRT devices, specifically those developing MR Image-Guided devices, among others. We expect the following to drive worldwide competitive market dynamics; technological advances, including the ability to provide real-time imaging; clinical outcomes; reimbursement; system size, price, and operational complexity; and operational efficiency.

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

Elekta is the only competitor which also markets an MRI-guided device combined with a linear accelerator, called Unity. Elekta Unity received FDA clearance in early December of 2018 and Japanese Shonin approval in May 2019.

Other Image Guided therapy devices. The University of Sydney, Ingham Institute and the University of Queensland have formed a partnership to develop an MRI-linac. MagnetTX, which licensed its technology from the University of Alberta’s Cross Cancer Institute, is working on an MRI-linac as well. Although these academic research centers and very early stage companies may not pose as immediate commercial competition, if they were to form a partnership or other relationship with one of our competitors, it could impact our sales negatively.

The limited capital expenditure budgets of our customers result in all suppliers to these entities competing for a limited pool of funds. Our customers may be required to select between two items of capital equipment. For example, some of our potential customers may consider expensive proton therapy systems, which could consume a significant portion of their capital expenditure budgets.

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

We hold a license to three issued U.S. patents, 15 issued foreign patents (eight of which were issued in Great Britain, Germany, France and the Netherlands as a result of two patent applications filed and allowed through the European Patent Office), one pending U.S. application and two pending foreign applications as of February 14, 2020. We own an additional 30 issued U.S. patents, 79 issued foreign patents (28 of which were issued in Great Britain, Germany, France, Italy and the Netherlands as a result of six patent applications filed and allowed through the European Patent Office), 24 pending U.S. applications and 121 pending foreign applications as of February 14, 2020. Assuming all required fees are paid, individual patents or patent applications owned or licensed by us will expire between 2021 and 2039. We also have a joint ownership interest with Case Western Reserve University in two U.S. issued patents.

Our portfolio includes patents and patent applications directed to system-wide aspects of MRIdian and to key aspects of its subsystems and components. The initial licensed patents for our core technology broadly cover the simultaneous use of MR imaging and isotopic external-beam radiation therapy and we have issued U.S. and foreign patents and pending continuation applications that extend this core technology to alternate beam technologies. Additionally, we have patents and patent applications that cover critical design elements including, among others, our methods for integrating MRI with the radiation delivery system, and the design of our disassemble, or “pop apart,” magnet which enables the MRI sub-system to fit into most standard radiation therapy vaults. In addition, we have U.S., and foreign patents and patent applications that cover technologies enabling the use of MR-imaging at a frequency sufficient to account for real-time organ motion to provide video-rate tissue tracking in disciplines in and outside of radiation therapy. Furthermore, we have patents issued in the U.S., Canada, Europe, Australia, Japan, Hong Kong and China, and additional applications pending in the U.S. and foreign jurisdictions, specifically directed to technology enabling the MRIdian Linac combination of MRI and linear accelerator technology.

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

Coverage and Reimbursement

We believe that reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment, including MRIdian. Standard radiation therapy treatments using MRIdian, including 3D-CRT, IMRT and SBRT, are generally reported under existing Current Procedural Terminology, or CPT, codes. Most payers, including Medicare, generally cover standard radiation therapy treatments furnished in outpatient hospital and free-standing centers.

Third-party payors, including public programs such as Medicare and Medicaid, establish coverage policies and reimbursement rates for procedures performed by physicians in hospitals and free-standing clinics. Private insurers often model their payment rates and coverage policies based on those established by Medicare. The U.S. Congress from time to time considers various Medicare and other healthcare reform proposals that could affect both private and public third-party payor coverage and reimbursement for healthcare services provided in hospitals and clinics. In addition, third-party payors regularly update reimbursement amounts, including annual updates to payments to physicians, hospitals and clinics for medical procedures, including radiation treatments using MRIdian.

The Centers for Medicare & Medicaid Services, or CMS, also publishes annual updates to the hospital outpatient prospective payment system, or HOPPS. In addition, third-party payors regularly update reimbursement amounts, including annual updates to payments to physicians, hospitals and clinics for medical procedures, including radiation treatments using MRIdian.

In 2019, CMS proposed an alternative payment model, or APM, for a majority of cancers that are typically treated with radiation therapy, or RT. Under the proposed APM, many parts of the country would be paid using a bundled payment amount based on historical Medicare payment for RT services included in the model. Other parts of the country would continue to be paid under the traditional fee-for-service system. We expect final regulation publication and implementation sometime in 2020. CMS will test whether a bundled payment approach would incentivize the use of shorter courses of RT, such as those that can be delivered using MRIdian, which could potentially reduce costs for Medicare and Medicare beneficiaries.

Foreign Reimbursement Regulations

Healthcare delivery, financing and payment systems vary from country to country and include single-payor and multiple public and private payors as well as public and private ownership of hospitals and centers. Our ability to achieve adoption of MRIdian, as well as significant sales volume in international markets we enter will depend in part on the availability of reimbursement for procedures performed using MRIdian, demonstrating the value of MRIdian for payers and purchasers, and in some countries, funding for capital equipment purchases.

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

We received 510(k) clearances for the treatment planning and delivery software system in January 2011 and for MRIdian in May 2012. Since obtaining 510(k) clearances in 2011 and 2012, we have made changes to MRIdian that we believe do not require further 510(k) clearance.

In February 2017, we received 510(k) clearance from the FDA to market the MRIdian Linac system. We received 510(k) clearance from the FDA for modifications of the MRIdian Linac system in June 2017 and February 2019.

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

Nuclear Regulatory Commission and U.S. State Agencies

In the United States, as a manufacturer of medical devices and devices utilizing radioactive byproduct material (i.e. depleted uranium shielding and Cobalt-60 sources), we are subject to extensive regulation by not only federal governmental authorities, such as the NRC, but also by state and local governmental authorities, such as the Ohio Department of Health, to ensure such devices are safe and effective. In Ohio, the Department of Health, by agreement with the NRC, regulates the possession, use, and disposal of radioactive byproduct material as well as the manufacture of devices containing radioactive sealed sources to ensure compliance with state and federal laws and regulations. We have received sealed source device approval from the Ohio Department of Health for MRIdian and have entered into a standby letter of credit with PNC to provide certification of financial assurance for decommissioning Cobalt-60 radioactive materials in accordance with Ohio Department of Health regulations. We and/or our supplier of radiation sources must also comply with NRC and U.S. Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of MRIdian. Compliance with NRC, state and local requirements is required for distribution, installation, use and service within each state that we intend to install MRIdian systems.

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

By way of example, in the United States, the Affordable Care Act was signed into law in March 2010. Among other things, the Affordable Care Act implemented a series of payment system reforms.

There is uncertainty with respect to the Affordable Care Act and changes that the current presidential administration and the U.S. Congress may implement. Any changes will likely take time to unfold and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. Other changes under the Affordable Care Act, such as the December 2019 repeal of an annual medical device excise tax, could have more immediate impact on payment rates and other aspects of the health care system.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for MRIdian or additional pricing pressure. Other changes, such as the recently proposed radiation oncology APM, could incentivize the purchase of MRIdian systems.

Similarly, we expect governments in other countries to continue introducing changes in their delivery, financing, and payment systems to reduce costs and improve outcomes. Some of these changes could result in reduced demand for MRIdian and bring additional price pressure. Other changes could incentivize the purchase of MRIdian systems.

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

We received the CE Certificate of Conformity from our Notified Body in November 2014, allowing us to affix the CE mark to MRIdian with Cobalt-60 in order to sell it throughout the EEA. In September 2016, we received approval for CE mark in the European Union for our MRIdian Linac.

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

Employees

At December 31, 2019, we had 309 full-time employees, 90 of whom were engaged in research and development, and 219 in sales and marketing, business development, finance, human resources, facilities and general management and administration. None of our employees are covered by a collective bargaining agreement, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

We operate our business as one segment as defined by U.S. generally accepted accounting principles. Our financial results for the years ended December 31, 2019, 2018 and 2017 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

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

Risks Related to Our Business and Strategy

The coronavirus disease, which began in China, has been declared a pandemic by the World Health Organization and has spread to many other parts of the world and may adversely affect our business operations and financial condition.

The coronavirus disease, which began in China, has been declared a pandemic by the World Health Organization, or WHO, and has spread to many other parts of the world and may adversely affect our business operations and financial condition. The outbreak continues to grow globally and related government and private sector responsive actions may adversely affect our business operations. It is impossible to predict the effect and potential spread of the coronavirus globally.

Should the coronavirus continue to spread or not be satisfactorily contained, our business plans could be materially delayed or interrupted. Our sales and revenue cycles, including MRIdian deliveries or installation, as well as our other business operations, could be significantly delayed as we may experience adverse impacts, including but not limited to our teammates, global supply chain partners, transportation service providers, and customers. For example, we have experienced delays in installation of systems in China due to the restrictions imposed by government agencies in response to the spread of coronavirus.

If our business operations are adversely impacted by the spread of coronavirus, our costs associated with operating our business could be significantly higher than planned, which will have a material adverse effect on our business. The coronavirus could also adversely impact our teammate population, as well as our near-term and long-term revenues, earnings and cash flow and may require significant additional expenditures to mitigate such impacts. This situation is developing rapidly, and additional impacts may arise that we are not aware of currently.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. In the future, these factors may raise substantial doubt about our ability to continue as a going concern.

We have historically incurred substantial net losses, including net losses of $120.2 million, $76.4 million and $72.2 million during the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, we had an accumulated deficit of $519.2 million. We expect our net losses to continue as a result of ongoing investments in product development and expansion of our commercial operations, including increased manufacturing, and sales and marketing. These net losses have had, and will continue to have, a negative impact on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would harm our business, financial condition, results of operations and cash flows.

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

We rely entirely on the commercialization of MRIdian Linac to generate revenue. During the year ended December 31, 2019, we recognized revenue of $79.5 million from installation or delivery of 13 MRIdian Linac systems and two system upgrades; $7.8 million from service revenue at certain customer sites; and $0.5 million from distribution rights revenue. In order to successfully commercialize MRIdian Linac, we will need to: continue to expand our marketing efforts to develop new relationships and expand existing relationships with customers; continue to expand our commercial footprint via direct sales and distribution network; receive clearance or approval for MRIdian systems in additional countries; achieve and maintain compliance with all applicable regulatory requirements; and develop and commercialize new features for MRIdian systems. We cannot assure you that we will be able to achieve or maintain profitability. If we fail to successfully commercialize MRIdian systems, we may never receive a return on the substantial investments in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance that we have made, as well as further investments we intend to make.

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

Our success depends on the market’s confidence that MRIdian can provide reliable, high-quality MR Image-Guided radiation therapy. At December 31, 2019, there were five MRIdian with Cobalt-60 and 30 MRIdian Linacs installed. In addition, six MRIdian Linacs have been delivered to customers that are in varying stages of installation. Consequently, we have limited statistics regarding the efficacy or reliability of MRIdian. We believe that our customers are likely to be particularly sensitive to product defects and errors, including functional downtime that limits the number of patients that can be treated using the system or a failure that is costly to repair. We cannot assure that similar product defects or other errors will occur in the future. This could also include the mistreatment of a patient with MRIdian caused by human error on the part of MRIdian’s operators or prescribing physicians or as a result of a machine malfunction. We may be subject to regulatory enforcement action or legal claims arising from any defects or errors that may occur. Any failure of MRIdian to perform as expected could harm our reputation, business and results of operations.

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

To date, we have not been required to complete long-term clinical studies in connection with the sale of MRIdian with Cobalt-60 or MRIdian Linac. As a result, we currently lack the breadth of published long-term clinical data supporting the efficacy of MRIdian with Cobalt-60 or MRIdian Linac and the benefits each offers that might have been generated in connection with other marketing authorization processes. In addition, because only a few MRIdian systems have been installed at customer sites, we have limited complication or patient survival rate data with respect to treatments using the systems. If future patient studies or clinical testing do not support our belief that MRIdian with Cobalt-60 or MRIdian Linac offers a more advantageous treatment for a wide variety of cancer types, market acceptance of these systems could fail to increase or could decrease, and our business could be harmed.

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

We have limited experience in marketing and selling MRIdian. We have only been selling MRIdian since 2013 and have five MRIdian with Cobalt-60 and 30 MRIdian Linac installed at December 31, 2019. In addition, six MRIdian Linacs have been delivered to customers that are in varying stages of installation. Our devices have only been used to treat patients since early 2014. MRIdian is a new technology in the radiation therapy systems sector and our future sales will largely depend on our ability to increase our sales and marketing efforts and adequately address our customers’ needs. We believe it is necessary to maintain a sales force that includes sales representatives with specific technical backgrounds that can address those needs as part of the sales cycle. Competition for these types of employees is intense and we may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of MRIdian and we may never generate sufficient revenue to achieve or sustain profitability.

The long sales cycle and low unit volume sales of MRIdian, as well as other factors, may contribute to substantial fluctuations in our operating results and stock price and make it difficult to compare our results of operations to prior periods and predict future financial results.

Because of the relatively small number of systems we expect to install in any period, each installation of a MRIdian may represent a significant percentage of our revenue for a particular period. Additionally, customer site construction, certificate of need and additional zoning and licensing permits are often required in connection with the sale of a MRIdian, any of which may further delay the installation process. When we are responsible for installing a system, we only recognize revenue from the sale of a MRIdian after the system has been installed and accepted by the customer. When a qualified third party is responsible for the installation, we recognize revenue when title is transferred. Therefore, if we do not install a MRIdian or transfer title when anticipated, our operating results will vary significantly from our expectations. We have had experiences with customers postponing installation of MRIdian systems due to delays in facility build-outs, which are often lengthy and costly processes for our existing and potential customers. In addition, we have experienced delays in our installations due to concerns regarding the coronavirus pandemic. If our customers delay or cancel purchases, we may be required to modify or terminate contractual arrangements with our suppliers, which may result in the loss of deposits. Due to future fluctuations in revenue and costs, as well as other potential fluctuations, you should not rely upon our operating results in any particular period as an indication of future performance. In addition to the other risks described, the following factors may also contribute to these fluctuations:

•	delays in business operations and installation caused by the concerns in connection with the coronavirus pandemic;
•	timing of when we are able to recognize revenue associated with sales of MRIdian;
•	actions relating to regulatory matters, including regulatory requirements in some states for a certificate of need prior to the installation of a MRIdian;
•	delays in shipment due to, for example, unanticipated construction delays at customer locations where MRIdian is to be installed, labor disturbances or natural disasters;
•	delays in our manufacturing processes or unexpected manufacturing difficulties;
•	timing of the announcements of contract executions or other customer and commercial developments;
•	timing of the announcement, introduction and delivery of new products or product features by us and by our competitors;
•	timing and level of expenditures associated with expansion of sales and marketing activities and our overall operations;
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

Each MRIdian is a major capital equipment item and is subject to a lengthy sales cycle. The time from initial customer contact to execution of a contract can take 18 to 24 months or more. Following execution of a contract, it generally takes nine to 15 months for a customer to customize an existing facility or construct a new vault. During this time, facilities support and transitioning, as well as permitting, are typically required, which can take several months. The time required to customize an existing facility prior to installation, including modifications of a standard vault to accommodate an MRI, is typically currently two to three months. If a customer does not have an existing vault available, it may take longer to construct a new vault. In some cases, customers may request installation for a date later in the future to meet their own clinical or business requirements. Upon the commencement of installation at a customer’s facility, it typically takes approximately 50 to 90 days to complete the installation and on-site testing of the system, including the completion of acceptance test procedures. If a small number of customers defer installation of a MRIdian for even a short period, recognition of a significant amount of revenue may be deferred to a subsequent period. Because our operating costs are relatively fixed, our inability to recognize revenue in a particular period may impact our profitability in that period. The inability to recognize revenue in a particular period may also make it difficult to compare our operating results with prior periods. The price of a MRIdian requires a portion of our target customers to obtain outside financing before committing to purchase a MRIdian. This financing may be difficult for our customers to obtain in any given period, if at all. The requirement of site-specific modifications or construction may also delay adoption or overall demand. In addition, while we believe that our backlog of orders provides a better measure at any particular point in time of the long-term performance prospects of our business than our operating results for a particular period, investors may attribute significant weight to our operating results for a particular period, which may be volatile and as a result, cause fluctuations in our stock price.

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

We define backlog as the accumulation of all orders for which revenue has not been recognized and we consider valid. The determination of backlog includes, among other factors, our subjective judgment about the likelihood of an order becoming revenue and the regulatory approval required in the customer’s jurisdiction, if any. Our judgments in this area have been, and in the future, may be, incorrect and we cannot assure you that, for any order included in backlog, we will recognize revenue with respect to it. In addition, orders can be delayed for a number of reasons, many of which are beyond our control, including supplier delays, which may cause delays in our manufacturing process, customer delays in commencing or completing construction of its facility, delays in obtaining zoning or other approvals, delays in obtaining financing and delays associated with the ongoing coronavirus pandemic. We may not be aware of these delays affecting our suppliers and customers and as a result may not consider them when evaluating the contemporaneous effect on backlog. Moreover, orders generally do not have firm dates by when a customer must take delivery or accept our systems, and certain customers may not provide a deposit or letter of credit with the contract, either of which could allow a customer greater flexibility to delay the order without cancelling the contract. Further, our backlog could be reduced due to cancellation of orders by customers. Should a cancellation occur, our backlog and anticipated revenue would be reduced unless we were able to replace it. Reductions in our backlog could negatively impact our future results of operations or the price of our common stock.

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

Our industry is characterized by rapid technological changes, new product introductions and enhancements and evolving industry standards. Our business prospects depend on our ability to develop new products and applications for our technology in new markets that develop as a result of technological and scientific advances, while improving the performance, cost-effectiveness and efficiency of MRIdian. New technologies, techniques or products could emerge that might offer better combinations of price and performance than MRIdian systems. The market for radiation therapy treatment products is characterized by rapid innovation and advancement in technology. It is important that we anticipate changes in technology and market demand, as well as physician, hospital and healthcare provider practices to successfully develop, obtain clearance or approval, if required, and successfully introduce new, enhanced and competitive technologies to meet our prospective customers’ needs on a timely and cost-effective basis. Nevertheless, we must carefully manage our introduction of new products. If potential customers believe that new products will offer enhanced features or be sold for a more attractive price, they may delay purchases until they are available. We may also have excess or obsolete inventory as we transition to new products, and we have no experience in managing product transitions. If we do not successfully innovate and introduce new technology into our anticipated product lines, or effectively manage the transitions of our technology to new product offerings, our business, financial condition and results of operations could be harmed.

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

We rely on a number of suppliers, including several sole suppliers such as Japan Superconductor Technology, Inc., Siemens AG, Norman Noble, Inc. and Tesla Engineering Limited, for components of MRIdian. For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. We have experienced and may in the future experience delays in obtaining components and materials from suppliers, including as a result of concerns regarding the coronavirus pandemic, which could impede our ability to manufacture, assemble and install MRIdian on our expected timeline, which could result in order cancellations or contractual penalties.

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

We expect a significant amount of our revenue to come from international sales and we depend on a number of distributors for sales in certain international markets. Our distributors may not be able to successfully market and sell MRIdian, including as a result of concerns regarding the coronavirus pandemic, and may not devote sufficient time and resources to support the marketing and selling efforts that enable the product to develop, achieve or sustain market acceptance. In some jurisdictions, we rely on our distributors to manage the regulatory process, and we are dependent on their ability to do so effectively. In addition, if a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train that distributor’s personnel to market MRIdian; our ability to sell and service MRIdian in the region formerly serviced by the terminated distributor could be harmed. Any of our distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. Any of these factors could reduce our revenue from affected international markets, increase our costs in those markets or damage our reputation. In addition, if we are unable to attract additional international distributors, our international revenue may not grow.

Failures by our third-party distributors to deliver or install MRIdian properly and on time could harm our reputation.

We rely on arrangements with third-party distributors for sales and installation of MRIdian in certain international markets. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error, concerns regarding the coronavirus pandemic and other issues. If the services of any of these distributors become unsatisfactory, including their failure to properly install MRIdian, we may experience delays in meeting our customers’ product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver, install or service products in a timely manner may damage our reputation and could cause us to lose current or potential customers.

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

If third-party payors do not provide coverage and adequate payment to our customers, it could negatively impact sales of MRIdian.

In the United States, hospitals and other healthcare providers who purchase MRIdian generally rely on third-party payors to reimburse all or part of the costs and fees associated with the treatments performed with our system. Accordingly, sales of MRIdian depend, in part, on whether coverage and adequate payment for radiation oncology services are available to our customers from third-party payors, such as government healthcare insurance programs, including the Medicare and Medicaid programs, and private insurance plans.  In general, third-party payors in the United States have become increasingly cost-conscious, which has limited coverage and payment for certain procedures including MR Image-Guided radiation therapy. Third-party payors have also increased utilization controls related to the use of products such as ours by healthcare providers.

Furthermore, there are no uniform coverage and payment policies for MR Image-Guided radiation therapy among third-party payors. Payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of MRIdian.

The Medicare program is used as a model by many private payors and other governmental payors to develop their coverage and payment policies for medical services and procedures. Medicare coverage of advanced and conventional radiation therapies using MRIdian currently varies depending upon the geographic location in which the services are provided. The Centers for Medicare & Medicaid Services, or CMS, has not adopted national coverage determination for such therapies that would determine coverage nationally. In the absence of a national coverage determination, Medicare Administrative Contractors, or MACs, with jurisdiction over specific geographic regions have the discretion to determine whether and when the use of MR Image-Guided radiation therapy will be considered medically necessary and covered in their respective regions. A number of MACs have adopted or proposed local coverage determinations covering radiation therapy. However, these local coverage determinations do not ensure that coverage will be available for MR Image-Guided radiation therapy for all types of cancer, because the coverage policies may limit coverage to only certain types of cancer.

Even if MR Image-Guided radiation therapy is covered and paid by third-party payors, adverse changes in payors’ coverage and payment policies that affect MRIdian could harm our ability to market and sell MRIdian. We cannot be sure that third-party payors will pay our customers for procedures using MRIdian at levels that will enable us to achieve or maintain adequate sales and price levels for MRIdian. Without coverage and adequate payment from third-party payors, the market for MRIdian may be limited.

Third-party payors regularly update payment amounts and, from time to time, revise the methodologies used to determine payment amounts. This includes annual updates to payments to physicians, hospitals and free-standing radiation centers for radiation treatments performed with MRIdian. Generally, because the cost of MRIdian is recovered by the healthcare provider as part of the payment for performing the treatment and not separately paid, these updates could directly affect the demand for MRIdian. An example of payment updates is the Medicare program’s updates to hospital and physician payments, which are done on an annual basis using prescribed statutory formulas.

Third-party payors are incentivizing value-based health care by moving away from fee-for-service payment systems to alternative payment models that pay providers based on an episode of care. Under such models, providers are paid a prospectively determined payment amount per episode and must furnish all medically necessary services to treat the patient. Providers may enter into risk-share arrangements with payors under such models. An example of such a model is Medicare’s July 2019 proposal to implement a Radiation Oncology Alternative Payment Model, or RO APM. While the exact timetable for implementation is not clear as of the date of this Annual Report on Form 10-K, we and other radiation oncology community stakeholders expect implementation to occur sometime in 2020. Depending on the final design of the RO APM, the implementation of the RO APM could affect the demand for MRIdian. Demand can also change as CMS makes changes to the RO APM model in later years as well as if other third-party payors adopt similar models.

Any significant changes, or proposed changes, in payment rates or payment methodologies for radiation therapy or MR Image-Guided therapy specifically, could further increase uncertainty, influence our customers’ decisions, reduce demand for MRIdian, cause customers to cancel orders and affect our revenue and harm our business.

Foreign governments also have their own healthcare payment systems, which vary significantly by country and region, and we cannot be sure that adequate payments will be made available to customers in those countries with respect to MRIdian under any such foreign health care financing and delivery systems.

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

Based on our current business plan, we expect that our existing cash and cash equivalents will enable us to conduct our planned operations for at least the next 12 months. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements and debt covenants, we may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and/or public or private debt.

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

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders will result. Any equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to certain components contained within MRIdian or grant licenses on terms that are not wholly favorable to us.

We have incurred, and will continue to incur, significant costs as a result of operating as a public company and our management expects to continue to devote substantial time to public company compliance programs.

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

To comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring additional accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed and refined our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls could negatively impact the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, our common stock may not be able to remain eligible for quotation on The Nasdaq Global Market.

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

At December 31, 2019, we had $56.0 million in outstanding debt to SVB. Borrowings under our loan and security agreement with SVB are secured by substantially all of our personal property, except that the collateral does not include any intellectual property held by the Company, provided, however, the collateral does include all accounts and proceeds of such intellectual property. Our loan and security agreement restrict our ability to, among other things:

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

At December 31, 2019, we had federal net operating loss carryforwards, or NOLs, of $440.7 million, which begin to expire in the year ending December 31, 2024, and $260.5 million related to state net operating loss carryforwards, which begin to expire in the year ending December 31, 2020. We also had federal and state research and development tax credit carryforwards of $5.5 million and $3.0 million, respectively, which begin to expire in the year ending December 31, 2027. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe we have experienced three ownership changes which had a corresponding limitation of tax attributes. Future owner or equity changes, including changes that may be outside of our control, could result in additional limitations on net operating loss and credit carryforwards. Our NOLs may also be limited under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

We face risks related to the current global economic environment, including risks arising in connection with the coronavirus pandemic, which could delay or prevent our customers from obtaining financing to purchase MRIdian and implement the required facilities, which could harm our business, financial condition and results of operations.

The state of the global economy continues to be uncertain. The current global economic conditions and uncertain credit markets and concerns regarding the availability of credit pose a risk that could impact customer demand for MRIdian, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current global economic environment deteriorates, including as a result of concerns regarding the coronavirus pandemic, our business could be negatively affected.

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

Our commercial, manufacturing and research and development programs and operations depend on our ability to attract and retain highly skilled engineers, scientists and salespeople. We may not be able to attract or retain qualified personnel in the future due to the competition for qualified personnel among medical device businesses, including in California, Colorado and Ohio. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. Recruiting and retention difficulties can limit our ability to support our commercial, manufacturing and research and development programs. All of our employees are at-will, which means that either we or the employee may terminate his or her employment at any time.

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

Recent U.S. government actions are imposing greater restrictions and economic disincentives on international trade impacting imports and exports. The U.S. government has adopted changes, and intends to adopt further changes, to trade policy and in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has initiated the imposition of additional tariffs on certain foreign goods, including radiation therapy equipment. Additionally, the government may also propose export rule changes that lower the percentage of permissible U.S. content for certain non-U.S. manufactured goods being sold to certain specified companies, further restrict the sale of foreign-made goods that are based on U.S. technology, and regulate the use of any U.S. origin content in certain manufacturing equipment used to produce goods for certain companies.

For example, in June 2018, the U.S. Government announced 25% tariffs on radiation therapy equipment imported from China, and in August 2018, China retaliated by announcing 25% tariffs on medical or surgical x-ray equipment, which may include MRIdian systems. The United States Trade Representative (“USTR”) has subsequently announced supplemental lists of products that are subject to tariffs if the goods imported into the United States originate in China, which could increase the cost of imported products.

Changes in U.S. trade policy could result in one or more U.S. trading partners adopting responsive trade policy making it more difficult or costly for us to export our products to those countries. As indicated above, these measures could also result in increased costs for goods imported into the U.S. This in turn could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on goods and services sold. To the extent that trade tariffs and other restrictions imposed by the U.S. increase the price of radiation therapy equipment and related parts imported into the U.S., the cost of our materials may be adversely affected and the demand from customers for products and services may be diminished, which could adversely affect our revenues.

We cannot predict future trade policy, the terms of any renegotiated trade agreements or additional imposed tariffs and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies have the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees could adversely affect sales or hiring and retention, respectively.

The results of the United Kingdom’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.

The U.K. held a referendum on June 23, 2016 in which a majority voted for the U.K.’s withdrawal from the European Union, which is commonly referred to as Brexit. On January 29, 2020, the U.K. Parliament approved a withdrawal agreement submitted on January 22, 2020, and the U.K. officially withdrew from the EU on January 31, 2020. The effects of Brexit and the perceptions as to the impact of the withdrawal of the U.K. from the European Union may adversely affect business activity and economic and market conditions in the U.K., the Eurozone, and globally and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro. In addition, Brexit could lead to additional political, legal and economic instability in the European Union. Any of these effects of Brexit could adversely affect the value of our assets in the U.K., as well as our business, financial condition, results of operations and cash flows.

We face risks associated with our international business.

In addition to our marketing and sales of MRIdian in the United States, we also market MRIdian in other regions, with contracts signed with customers and distributors in those regions. Our international business operations are subject to a variety of risks, including:

•	delays impacting our business operations caused by concerns in connection with the coronavirus pandemic;
•	difficulties in staffing and managing foreign and geographically dispersed operations;
•	effective compliance with various U.S. and international laws, including export control laws and the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, and anti-money laundering laws;
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

Currently, the majority of our international order contracts are denominated in U.S. dollars. We pay certain of our suppliers in a foreign currency under the terms of their supply agreements, and we may pay other suppliers in the future in foreign currency. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could require us to reduce our selling price or risk making MRIdian less competitive in international markets or could cause our costs to increase. Also, if our international sales increase, we may enter into a greater number of transactions denominated in non-U.S. dollars, which could expose us to foreign currency risks, including changes in currency exchange rates. We do not currently engage in any hedging transactions. If we are unable to address these risks and challenges effectively, our international operations may not be successful, and our business could be harmed.

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

We conduct a significant portion of our activities, including administration and data processing, at facilities located in California, Colorado, Ohio and other areas that have experienced major earthquakes, tornadoes and other natural disasters. A major earthquake, tornado or other disaster (such as pandemic outbreaks, a major fire, hurricane, flood, tsunami, volcanic eruption or terrorist attack) affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our suppliers’ damaged manufacturing facilities; these delays could be lengthy and costly. If any of our suppliers’ or customers’ facilities are negatively impacted by a disaster, shipments of MRIdian could be delayed. Additionally, customers may delay purchases of MRIdian until operations return to normal. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our business. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, MRIdian is typically shipped from a limited number of ports, and any disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an outbreak of epidemic diseases, such as Ebola or influenza, could have a negative effect on our operations, those of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

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

Risks Related to Intellectual Property

Litigation or other proceedings or third-party claims of intellectual property infringement can and are requiring us to spend significant time and money and could prevent us from selling MRIdian or impact our stock price.

There is considerable intellectual property litigation and contested patent disputes in the medical device area. Third parties may assert claims that we are employing their proprietary technology without authorization, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. As we continue to commercialize MRIdian in its current or an updated form, launch new products and enter new markets, we expect that competitors may claim that MRIdian infringes their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. Varian Medical Systems, Inc., made such a claim on September 10, 2019, through a lawsuit against us in the U.S. District Court for the Northern District of California (Case No. 19-cv-5697-SI) alleging infringement of two patents relating to multi-leaf collimator technology. Although we are presently unaware of any basis by which a third-party would be justified in making such claims, in the future, we may receive additional letters or other threats or claims from third parties inviting us to take licenses under, or alleging that we infringe, their patents. Third parties may have obtained, and may in the future obtain, patents under which such third parties may claim that the use of our technologies constitutes patent infringement.

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

We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims or in any of such proceedings. Indeed, such costs are currently being incurred, and attention being diverted, with regard to the patent litigation brought against us by Varian Medical Systems, Inc. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have a negative impact on our cash position and stock price. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement or misappropriation against us, we may be required to pay damages, obtain one or more licenses from third parties or be prohibited from selling certain products, all of which could have a negative impact on our cash position, business and financial condition.

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

To meet business objectives, we rely on both internal information technology (IT) systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these IT systems and networks, and the confidentiality, integrity, and availability of our sensitive data. We assess these threats and makes investments to increase internal protection, detection, and response capabilities, and seek to ensure that our third-party providers have required capabilities and controls, to address this risk.

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

In the United States, we have obtained 510(k) premarket clearance from the FDA to market MRIdian for the provision of stereotactic radiosurgery and precision radiotherapy for lesions, tumors and conditions anywhere in the body where radiation treatment is indicated. An element of our strategy is to continue to upgrade MRIdian to incorporate new software and hardware enhancements. We expect that such upgrades, as well as other future modifications, may require new 510(k) clearance; however, future upgrades may be subject to the substantially more costly, time-consuming and uncertain PMA process. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or cancelled, which could cause our sales to decline. In August 2016, we filed for FDA 510(k) clearance for the MRIdian Linac and received FDA clearance in February 2017. In June 2017, we received 510(k) clearance to market RayZR, our high-resolution MLC. In February 2019, we received 510(k) clearance for modifications to the MRIdian Linac system, including image pulse sequencing, changing from four to eight frames per second for imaging during radiation therapy delivery and modifications to the multi-channel radiofrequency system.

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

The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our products and reduce overall demand for them. These privacy and data security related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Although we continually work to comply with those federal, state, and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our platform. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.

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

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.

Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	impacts to our business operations caused by concerns in connection with the coronavirus pandemic;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	actual or anticipated changes in our growth rate relative to our competitors or market expectations;
•	commercial success and market acceptance of MRIdian;
•	success of our competitors in discovering, developing or commercializing products;
•	ability to commercialize or obtain regulatory approvals for MRIdian, or delays in commercializing or obtaining regulatory approvals;
•	strategic transactions undertaken by us;
•	additions or departures of key personnel;
•	product liability claims;
•	prevailing economic conditions;
•	disputes concerning our intellectual property or other proprietary rights;
•	FDA or other U.S. or foreign regulatory actions affecting us or the healthcare industry;
•	healthcare reform measures in the United States;
•	sales of our common stock by our officers, directors or significant stockholders;
•	future sales or issuances of equity or debt securities by us;
•	business disruptions caused by earthquakes, tornadoes or other natural disasters; and
•	changes in the manner that investors and securities analysts who provide research on us to the marketplace analyze the value of our common stock.

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

If our existing stockholders or option holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after any applicable legal restrictions on resale lapse, the price of our common stock could decline. The perception in the market that these sales may occur could also cause the price of our common stock to decline. At December 31, 2019, we have outstanding a total of 147,191,695 shares of common stock.

In addition, at December 31, 2019, based on the number of shares subject to outstanding awards under our 2008 Stock Option and Incentive Plan, or 2008 Plan, and 2018 Inducement Plan, or 2018 Plan, 576,287 shares and 5,296,486 shares, respectively, of common stock are subject to outstanding options; based on the number of shares subject to outstanding awards or available for issuance under our 2015 Equity Incentive Award Plan, or 2015 Plan, and 2015 Employee Stock Purchase Plan, or 2015 ESPP, 10,737,609 shares and 2,743,340 shares, respectively, of common stock are subject to outstanding options or reserved for future issuance. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act, which includes, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act. The 2015 Plan contains provisions for the annual increase of the number of shares reserved for issuance under such plan. If the shares we may issue from time to time under the 2008 Plan, 2015 Plan, 2018 Plan or 2015 ESPP are sold, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

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

We expect our operating results to be subject to fluctuations. Our operating results will be affected by numerous factors, including:

•	impacts to our business operations caused by concerns in connection with the coronavirus pandemic;
•	variations in the level of expenses related to MRIdian systems or future development programs;
•	level of underlying demand for MRIdian and any other products we develop;
•	addition or termination of clinical trials or funding support;
•	receipt, modification or termination of government contracts or grants, and the timing of payments we receive under these arrangements;
•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;
•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved; and
•	regulatory developments affecting MRIdian with Cobalt-60, MRIdian Linac or our competitors.

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

Based on the beneficial ownership of our common stock at December 31, 2019, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 56% of our common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. Further, pursuant to one of the Securities Purchase Agreements related to the October 2017 Direct Registered Offering discussed elsewhere in this Report, we agreed to (a) appoint a representative of Fosun International Limited (Fosun) as a non-voting observer to our board of directors and (b) after the date, if ever, that Fosun beneficially owns at least 15% of our then-outstanding shares of common stock, appoint a representative of Fosun as a director upon Fosun’s request. On October 24, 2019, we appointed a representative of Fosun, upon its request, to serve on our board of directors. Fosun’s rights expire on the first date that Fosun ceases to own at least 90% of the shares it purchased in the October 2017 Direct Registered Offering discussed elsewhere in this Report. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change in control of the Company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, our current loan and security agreement with SVB contains, and our future loan arrangements may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

*  *  *

This Annual Report contains forward-looking statements that involve risks, uncertainties and other factors that may cause the actual results, financial condition, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set out above.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Facilities

Our corporate headquarters are located in Oakwood Village, Ohio, where we lease and occupy approximately 19,800 square feet of office space. The current term of our Oakwood Village lease expires on October 31, 2021. We also maintain two offices in Mountain View, California. For the first office, we lease and occupy approximately 25,500 square feet of office space. The current term of this Mountain View lease expires on July 31, 2025. In connection with this lease, we entered into a standby letter of credit with PNC Bank, National Association for $0.8 million, which is still outstanding at December 31, 2019. In April 2018, we entered into a lease agreement to lease approximately 24,600 square feet of additional office space for our second office in Mountain View, California. The second office lease in Mountain View, California commenced in December 2018 and will expire in December 2025. The Company has the option to extend the term of the lease for a period of up to five years. In May 2019, we entered into a sub-lease agreement to lease approximately 19,800 square feet of office space in Denver, Colorado. The sub-lease commenced in June 2019 and will expire in May 2021.

We have analyzed our current facilities in light of our anticipated requirements and have determined to increase our footprint in other states to meet the needs of our operations; we are currently seeking additional space on commercially reasonable terms.

Item 3. LEGAL PROCEEDINGS

Patent Litigation

On September 10, 2019, a complaint for patent infringement was filed by Varian Medical Systems, Inc., in U.S. District Court for the Northern District of California against the Company. Captioned Varian Medical Systems, Inc., v. ViewRay, Inc., the complaint alleges that the Company infringes two related patents, U.S. Patent Nos. 8,637,841 (the “’841 Patent”) and 9,082,520 (the “’520 Patent”) and seeks injunctive relief and monetary damages. The Company filed its answer on November 1, 2019. The matter is presently in discovery. We believe the allegations in the complaint are without merit and intend to vigorously defend the litigation.

Class Action Litigation

On September 13, 2019, a class action complaint for violation of federal securities laws was filed in U.S. District Court for the Northern District of Ohio against the Company, our chief executive officer, chief science officer and former chief financial officer. On December 19, 2019, the court appointed Plymouth County Retirement Association as the lead plaintiff and on February 28, 2020, the lead plaintiff filed an amended complaint asserting securities fraud claims against ViewRay, our chief executive officer, chief operating officer, chief science officer, and our former chief executive officer and former chief financial officer.  Now captioned Plymouth County Retirement Assoc. v. ViewRay, Inc., et al, the amended complaint, purportedly brought on behalf of all purchasers of our common stock between May 10, 2018 until January 13, 2020, alleged that we violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts concerning the Company’s business, operations, and financial results and seeks damages, interest, and other relief. We believe the allegations in the complaint are without merit and intend to vigorously defend the litigation.

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

As of March 3, 2020, there were 8,705 stockholders of record of our common stock.

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

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between July 23, 2015, the date the Company went public, June 30, 2015 in index, and December 31, 2019, with the cumulative total return of (i) the S&P Health Care Equipment Index and (ii) the Nasdaq Composite Index, over the same period.

	7/23/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
ViewRay, Inc.	100.00	110.00	62.60	185.20	121.40	84.40
NASDAQ Composite	100.00	101.01	109.96	142.55	138.50	189.33
S&P Health Care Equipment	100.00	101.05	107.60	140.85	163.72	211.73

The performance graph and related information shall not be deemed to be soliciting material or to be “filed” with the SEC or to be deemed to be incorporated by reference to any filing under the Securities Act or the Exchange Act.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, there were no sales of unregistered equity securities by the Company

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company does not have a stock repurchase program and did not make any share repurchases during the year ended December 31, 2019.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Product	$79,504	$76,626	$30,458	$20,555	$9,620
Service	7,803	3,861	3,109	1,504	530
Distribution rights	475	475	475	178	—
Grant	—	—	—	—	240
Total revenue	87,782	80,962	34,042	22,237	10,390
Cost of revenue:
Product	80,446	66,522	25,488	23,897	12,673
Service	12,814	7,837	2,222	1,969	1,871
Total cost of revenue	93,260	74,359	27,710	25,866	14,544
Gross margin	(5,478)	6,603	6,332	(3,629)	(4,154)
Operating expenses:
Research and development(1)	23,794	16,520	14,709	11,442	10,449
Selling and marketing(1)	25,806	15,062	8,412	5,601	5,139
General and administrative(1)	65,717	50,113	31,375	23,503	21,685
Total operating expenses	115,317	81,695	54,496	40,546	37,273
Loss from operations	(120,795)	(75,092)	(48,164)	(44,175)	(41,427)
Interest income	1,721	8	5	2	2
Interest expense	(4,327)	(7,701)	(7,247)	(5,951)	(3,452)
Other income (expense), net	3,202	6,389	(16,770)	(512)	(117)
Loss before provision for income taxes	$(120,199)	$(76,396)	$(72,176)	$(50,636)	$(44,994)
Provision for income taxes	—	—	—	—	1
Net loss and comprehensive loss	$(120,199)	$(76,396)	$(72,176)	$(50,636)	$(44,995)
Amortization of beneficial conversion feature related to Series A convertible preferred stock	—	(2,728)	—	—	—
Net loss attributable to common stockholders, basic and diluted	$(120,199)	$(79,124)	$(72,176)	$(50,636)	$(44,995)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(1.18)	$(0.98)	$(1.23)	$(1.26)	$(2.58)
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted(2)	102,001,954	81,123,140	58,457,868	40,068,307	17,432,434

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Research and development	$1,603	$1,411	$952	$593	$262
Selling and marketing	1,300	700	303	120	50
General and administrative	16,542	12,058	4,064	2,194	754
Total stock-based compensation expense	$19,445	$14,169	$5,319	$2,907	$1,066

(2)	See Note 17 to our consolidated financial statements for an explanation of the method used to calculate our basic and diluted net loss per share attributable to common stockholders.

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$226,783	$167,432	$57,389	$14,198	$20,667
Total assets	350,019	294,970	135,711	48,764	52,157
Deferred revenue, current and noncurrent portion	14,010	19,475	23,389	10,433	5,961
Long-term debt	53,995	55,364	44,504	44,290	29,016
Total liabilities	133,845	127,661	133,724	92,417	59,114
Total stockholders' equity (deficit)	216,174	167,309	1,987	(43,653)	(6,957)

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

A comparison of the results for the year ended December 31, 2019 and the results for the year ended December 31, 2018 is provided below. Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017 in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Both generations of the MRIdian have received 510(k) marketing clearance from the FDA and permission to affix the CE mark.

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

At December 31, 2019, we had five MRIdian with Cobalt-60 systems and 30 MRIdian Linac systems installed at 33 cancer centers worldwide (14 in the United States and 19 outside the United States). In addition, six MRIdian Linacs have been delivered to customers that are in varying stages of installation.

We currently market MRIdian through a direct sales force in North America. In the rest of the world, we market MRIdian through a hybrid model of both a direct sales force and distribution network. We market MRIdian to a broad range of worldwide customers, including university research and teaching hospitals, community hospitals, private practices, government institutions and freestanding cancer centers. As with the traditional linac market, our sales and revenue cycles vary based on the particular customer and can be lengthy, sometimes lasting up to 18 to 24 months (or more) from initial customer contact to order contract execution. Following execution of an order contract, it generally takes nine to 15 months for a customer to customize an existing facility or construct a new vault. Upon the commencement of installation at a customer’s facility, it typically takes approximately 50 to 90 days for us to install MRIdian and perform on-site testing of the system, including the completion of acceptance test procedures.

We generated product, service and distribution rights revenues of $87.8 million, $81.0 million and $34.0 million, and had net losses of $120.2 million, $76.4 million and $72.2 million during the years ended December 31, 2019, 2018 and 2017, respectively.

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

December 2019 Public Offering of Common Stock

On December 3, 2019, we entered into an underwriting agreement with Piper Jaffray & Co., as representatives of several underwriters, or the December 2019 Underwriters, in connection with the issuance and sale of 41,550,000 shares of our common stock at a public offering price of $3.13 per share, or the December 2019 Public Offering of Common Stock. In addition, we granted the December 2019 Underwriters a 30-day option to purchase up to 6,232,500 additional shares of common stock on the same terms, which the December 2019 Underwriters exercised in full. We completed the offering on December 6, 2019 and received aggregate net proceeds of approximately $138.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

August 2018 Public Offering of Common Stock

On August 14, 2018, we entered into an underwriting agreement with Morgan Stanley & Co. LLC and Jefferies LLC, as representatives of several underwriters, or the August 2018 Underwriters, in connection with the issuance and sale of 16,216,217 shares of our common stock at a public offering price of $9.25 per share, or the August 2018 Public Offering of Common Stock. In addition, we granted the August 2018 Underwriters a 30-day option to purchase up to 2,432,432 additional shares of common stock on the same terms, which the August 2018 Underwriters exercised in full. We completed the offering on August 17, 2018 and received aggregate net proceeds of approximately $161.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

On December 31, 2019, we entered into the First Amendment (the Amendment) to Loan and Security Agreement by and among the Company, ViewRay Technologies, Inc. and SVB dated as of December 28, 2018. The Amendment, among other things, amended the Loan Agreement to (i) suspend testing of the minimum revenue financial covenant for the fiscal quarter ending December 31, 2019, (ii) provide for the minimum trailing twelve-month revenue thresholds under the minimum revenue financial covenant for periods ending on the last day of fiscal quarters in fiscal years subsequent to 2020 to be determined annually at the greater of (a) a 25% cushion to revenue forecasts provided by the Company to SVB and (b) 10% year-over-year annual growth, unless otherwise agreed, (iii) increase the minimum liquidity ratio financial covenant from 1.50:1.00 to 1.75:1.00 and (iv) increase the prepayment premium from 1.00% to 2.00% for amounts prepaid under the SVB Term Loan for prior to the maturity date thereof, subject to certain exceptions.

The SVB Term Loan is secured by substantially all our assets, except that the collateral does not include any intellectual property held by us, provided, however, the collateral does include all accounts and proceeds from the sale or license of such intellectual property.

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

In December 2018, we used the proceeds of the SVB Term Loan and cash on hand to repay in full our obligations under the outstanding CRG Term Loan and no amounts remain outstanding as of December 31, 2019.

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

In January 2019, we filed a registration statement with the SEC which covers the offering, issuance and sale of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units, including up to $100.0 million of our common shares pursuant to our at-the-market offering program with FBR. There were no sales of our common stock pursuant to our at-the-market offering program with FBR during fiscal year 2019. As of December 31, 2019, there was $100.0 million left of our common shares available under this at-the-market offering program with FBR.

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

During the years ended December 31, 2019, 2018 and 2017, our new orders were $118.5 million, $140.7 million and $113.6 million, respectively. Based on our assessment, we removed $21.9 million, $53.5 million and $11.1 million from the backlog for fiscal year 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, we had backlog with a total value of $227.3 million and $212.3 million, respectively.

Components of Statements of Operations

Revenue

Product Revenue. Product revenue consists of revenue recognized from sales of MRIdian systems, as well as optional components, such as additional planning workstations and body coils.

Following execution of an order contract, it generally takes nine to 15 months for a customer to customize an existing facility or construct a new vault for the purchased system. Upon the commencement of installation at a customer’s facility, it typically takes approximately 50 to 90 days to complete the installation and on-site testing of the system, including the completion of customer test procedures. On-site training can take up to multiple weeks and can be conducted concurrently with installation and acceptance testing. Order contracts generally include customer deposits upon execution of the agreement, and in certain cases, additional amounts due at shipment or commencement of installation, and final payment due generally upon customer acceptance.

Beginning in the second quarter of 2019, for new contracts in which control of the system transfers upon delivery and inspection, the Company recognizes revenue for the system at the point in time when delivery and inspection has occurred. For these same contracts, the Company recognizes installation revenue over a period of time as control of the installation services is transferred. For all contracts in which control continues to transfer upon post-installation customer acceptance, revenue for the system and installation will continue to be recognized upon customer acceptance. For sales of MRIdian systems for which we are not responsible for installation, revenue is recognized when the entire system is delivered, which is when the control of the system is transferred to the customer.

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

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or net realizable value inventory, or LCNRV, adjustments if the carrying value of the inventory is greater than its net realizable value. We did not record LCNRV charges for the year ended December 31, 2019. We recorded LCNRV charges of $0.3 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively.

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

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue:
Product	$79,504	$76,626	$30,458
Service	7,803	3,861	3,109
Distribution rights	475	475	475
Total revenue	87,782	80,962	34,042
Cost of revenue:
Product	80,446	66,522	25,488
Service	12,814	7,837	2,222
Total cost of revenue	93,260	74,359	27,710
Gross margin	(5,478)	6,603	6,332
Operating expenses:
Research and development	23,794	16,520	14,709
Selling and marketing	25,806	15,062	8,412
General and administrative	65,717	50,113	31,375
Total operating expenses:	115,317	81,695	54,496
Loss from operations	(120,795)	(75,092)	(48,164)
Interest income	1,721	8	5
Interest expense	(4,327)	(7,701)	(7,247)
Other income (expense), net	3,202	6,389	(16,770)
Loss before provision for income taxes	(120,199)	(76,396)	(72,176)
Provision for income taxes	—	—	—
Net loss	$(120,199)	$(76,396)	$(72,176)

Comparison of the years ended December 31, 2019 and 2018

Revenue

	Year Ended December 31,
	2019	2018	Change ($)	Change (%)
	(in thousands)
Product	$79,504	$76,626	$2,878	3.8%
Service	7,803	3,861	3,942	102.1%
Distribution rights	475	475	—	0.0%
Total revenue	$87,782	$80,962	$6,820	8.4%

Total revenue during the year ended December 31, 2019 increased by $6.8 million or 8.4% compared to the year ended December 31, 2018. The increase was primarily due to the increased average selling price from the revenue recognized on MRIdian systems and two system upgrades during the year ended December 31, 2019, compared to revenue recognized on MRIdian systems and two system upgrades during the year ended December 31, 2018, revenue recognized from performance obligations satisfied in the prior year, and growth in our installed base driving the increase in service revenues.

Product Revenue. Product revenue increased by $2.9 million, or 3.8%, in fiscal year 2019 compared to fiscal year 2018. The increase is primarily due to the increased average selling price on MRIdian systems and system upgrades in fiscal year 2019 compared to the revenue recognized from the sale of MRIdian systems and systems upgrades in fiscal year 2018 and $0.9 million of revenue recognized from performance obligations satisfied in the prior year.

Service Revenue. Service revenue increased by $3.9 million, or 102.1%, in fiscal year 2019 compared to fiscal year 2018 due to increased billings to existing customers, as well as the growth in our installed base.

Distribution Rights Revenue. After receipt of Japanese regulatory approval in August 2016, we started recognizing the distribution rights revenue ratably over the remaining term of the distribution agreement with Itochu. Distribution rights revenue remained flat in fiscal year 2019 compared to fiscal year 2018 due to the ratable recognition of revenue over the term of the agreement.

Cost of Revenue

	Year Ended December 31,
	2019	2018	Change ($)	Change (%)
	(in thousands)
Product	$80,446	$66,522	$13,924	20.9%
Service	12,814	7,837	4,977	63.5%
Total cost of revenue	$93,260	$74,359	$18,901	25.4%

Product Cost of Revenue. Product cost of revenue increased by $13.9 million, or 20.9%, in fiscal year 2019 compared to fiscal year 2018. The total cost of revenue in fiscal year 2019 was impacted by approximately $9.3 million of charges, primarily driven by higher than anticipated installation costs related to historical upgrade commitments, and a $5.7 million increase in costs of materials, partially offset by a $1.2 million inventory valuation adjustment recognized in fiscal year 2018. The $9.3 million includes $7.9 million of one-time charges and $1.4 million of expenses.

Service Cost of Revenue. Service cost of revenue increased by $5.0 million, or 63.5%, in fiscal year 2019 compared to fiscal year 2018. The increase in service cost of revenue was primarily due to the larger installed base in fiscal year 2019 and service personnel being fully utilized for service purposes during the year.

Operating Expenses

	Year Ended December 31,
	2019	2018	Change ($)	Change (%)
	(in thousands)
Research and development	$23,794	$16,520	$7,274	44.0%
Selling and marketing	25,806	15,062	10,744	71.3%
General and administrative	65,717	50,113	15,604	31.1%
Total operating expenses	$115,317	$81,695	33,622	41.2%

Research and Development. Research and development expenses increased by $7.3 million, or 44.0%, in fiscal year 2019 compared to fiscal year 2018. This increase was primarily attributable to a $5.4 million increase in personnel expense due to higher average headcount, a $1.3 million increase in facilities expenses and a $0.4 million increase in depreciation expense.

Selling and Marketing. Selling and marketing expenses increased by $10.7 million, or 71.3%, in fiscal year 2019 compared to fiscal year 2018. This increase was primarily attributable to a $9.3 million increase in personnel expense due to higher average headcount in fiscal 2019 and a $1.5 million increase in travel expense.

General and Administrative. General and administrative expenses increased by $15.6 million, or 31.1%, in fiscal year 2019 compared to fiscal year 2018. This increase was primarily attributable to a $9.5 million increase in personnel expense due to higher average headcount, which includes a $4.5 million increase in stock-based compensation expense for the increased headcount and executives hired since the second quarter of 2018, a $4.3 million increase in consulting and other professional services and a $1.6 million increase in office expenses, which includes property taxes and software licenses.

Interest Income

	Year Ended December 31,
	2019	2018	Change ($)	Change (%)
	(in thousands)
Interest income	$1,721	$8	$1,713	21412.5%

Interest income increased by $1.7 million in fiscal year 2019 compared to fiscal year 2018 primarily due to an increase in invested funds during 2019.

Interest Expense

	Year Ended December 31,
	2019	2018	Change ($)	Change (%)
	(in thousands)
Interest expense	$(4,327)	$(7,701)	$3,374	-43.8%

Interest expense decreased by $3.4 million in fiscal year 2019 compared to fiscal year 2018, mainly due to the lower interest rate of the SVB Term Loan as compared to the CRG Term Loan, which was paid off in December 2018.

Other Income (Expense), Net

	Year Ended December 31,
	2019	2018	Change ($)	Change (%)
	(in thousands)
Other income (expense), net	$3,202	$6,389	$(3,187)	-49.9%

Other income (expense), net for fiscal year 2019 consisted primarily of a $2.5 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants as a result in the reduction of the Company’s stock price and the warrants exercised during fiscal year 2019, and $0.9 million of income related to insurance proceeds. Other income (expense), net for fiscal year 2018 consisted primarily of a $9.4 million gain attributable to the change in fair value of warrant liability related to the 2017 and 2016 Placement Warrants and a $2.4 million loss on the CRG Term Loan extinguishment.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the years ended December 31, 2019, 2018 and 2017, we had a net loss of $120.2 million, $76.4 million and $72.2 million, respectively. At December 31, 2019 and 2018, we had an accumulated deficit of $519.2 million and $399.0 million, respectively.

At December 31, 2019 and 2018, we had cash and cash equivalents of $226.8 million and $167.4 million, respectively. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed and delivered. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and public or private debt. In January 2017, we issued common stock and warrants to purchase common stock via the 2017 Private Placement for gross proceeds of $26.1 million. In 2017, we also raised aggregate gross proceeds of $40.1 million through our at-the-market offering program under which we sold approximately 6.6 million shares of our common stock at an average sale price of $6.10 per share. In October 2017, we issued common stock in the October 2017 Direct Registered Offering for gross proceeds of $49.9 million. In March 2018, we issued common stock, Series A convertible preferred stock and warrants to purchase common stock in the March 2018 Direct Registered Offering for gross proceeds of $59.1 million. In May 2018, we raised additional aggregate gross proceeds of $0.3 million through our at-the-market offering program under which we sold 33,097 shares of our common stock at an average sale price of $8.41 per share. In August 2018, we raised aggregate gross proceeds of $172.5 million via a public offering, in which we sold approximately 18.6 million shares of our common stock at a price of $9.25 per share. In December 2018, we entered into SVB Term Loan for a principal amount of $56.0 million. We used the proceeds from SVB Term Loan and cash on hand to repay in full our obligations under the outstanding CRG Term Loan. In December 2019, we raised aggregate gross proceeds of $149.6 million via a public offering, in which we sold approximately 47.8 million shares of our common stock at a price of $3.13 per share. We expect that our existing cash and cash equivalents, together with proceeds from the sales of MRIdian systems, will enable us to conduct our planned operations for at least the next 12 months.

In January 2019, we filed a registration statement with the SEC which covers the offering, issuance and sale of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units, including up to $100.0 million of our common shares pursuant to our at-the-market offering program with FBR. The shares in the December 2019 Public Offering of Common stock were sold pursuant to the January 2019 registration statement and did not impact the $100.0 million of our common shares pursuant to our at-the-market offering program with FBR.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash used in operating activities	$(79,567)	$(122,194)	$(70,053)
Cash used in investing activities	(7,817)	(3,685)	(2,163)
Cash provided by financing activities	146,206	236,712	115,407

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

During fiscal year 2019, cash used in operating activities was $79.6 million, resulting from our net loss of $120.2 million, a $14.5 million net change in our operating assets and liabilities, and the aggregate non-cash charges of $26.1 million.

•

Non-cash charges included $19.4 million of stock-based compensation expense, $4.7 million of depreciation and amortization expense, a $2.5 million gain related to the change in fair value of the 2017 and 2016 Placement Warrants, $3.8 million for historical upgrade commitments and $0.7 million of amortization of debt discount and interest accrual related to the SVB Term Loan.

•

The net change in our operating assets and liabilities was primarily a result of changes in accounts receivable, accrued expenses and other long-term liabilities, prepaid expenses and other assets, accounts payable, deposits on purchased inventory, which were partially offset by customer deposits and deferred revenue and inventory. Accounts receivable decreased $20.1 million resulting from the timing of collections. Accrued expenses and other long-term liabilities increased $7.0 million mainly due to an increase in payroll and related benefits. Accounts payable increased $2.8 million resulting from the build in inventory and timing of payments. Prepaid expenses and other assets decreased $3.0 million mainly due to timing of prepayments and a reduction in deferred sales commissions. Deferred costs decreased by $1.8 million due to the revenue recognized in fiscal year 2019 and transfer of property and equipment from deferred cost of revenue. The net change in our operating assets and liabilities was partially offset by a decrease in customer deposits and deferred revenue of $15.8 million mainly due to the revenue recognized in fiscal year 2019 and a $6.0 million increase in inventory in anticipation of upcoming shipments and installations of MRIdian systems.

During fiscal year 2018, cash used in operating activities was $122.2 million, resulting from our net loss of $76.4 million, a $60.5 million net change in our operating assets and liabilities and aggregate non-cash charges of $14.7 million.

•

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

•

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

Investing Activities

Cash used in investing activities for fiscal year 2019 and 2018 of $7.8 million and $3.7 million, respectively, primarily resulted from capital expenditures to purchase property and equipment.

Financing Activities

During fiscal year 2019, financing activities provided $146.2 million in cash, consisting of $149.6 million gross proceeds from the December 2019 Public Offering of Common Stock, partially offset by offering costs paid out in 2019 of $10.4 million, and $9.6 million from the exercise of stock options, partially offset by cash used to pay taxes related to net share settlement of equity awards of $2.4 million.

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

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
SVB Term Loan (1)	$56,000	$1,556	$37,333	$17,111	$—
Interest on SVB Term Loan(1)	10,566	3,587	4,669	2,310	—
Operating leases(2)	15,574	3,148	5,327	5,175	1,924
Total	$82,140	$8,291	$47,329	$24,596	$1,924
(1)	Refer to “Note 5. Debt”
(2)	Refer to “Note 6. Commitments and Contingencies”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2019. As of December 31, 2018, we did not have any off-balance sheet arrangements except for our operating leases. See the section entitled “Notes to Consolidated Financial Statements – Note 6 – Commitments and Contingencies” in the consolidated financial statements included elsewhere in the Form 10-K.

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

Certain customer contracts with distributors do not require ViewRay installation at the ultimate user site, and the distributors may either perform the installation themselves or hire another party to perform the installation. For sales of MRIdian systems for which the Company is not responsible for installation, revenue recognition occurs when the entire system is shipped, which is when the control of the system is transferred to the customer.

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

Common Stock Warrants

We issued the 2017 and 2016 Placement Warrants in connection with the 2017 and 2016 Private Placements. The 2017 and 2016 Placement Warrants were accounted for as a liability with subsequent changes in fair value recorded in other income (expenses), net at each reporting date until the warrants are exercised or expired.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, establish a valuation allowance. At December 31, 2019, 2018 and 2017, we have a full valuation allowance set up for our net deferred tax assets.

Under federal and similar state tax statutes, changes in our ownership, including ownership changes resulting from the Merger, may limit our ability to use our available net operating loss and tax credit carryforwards. The annual limitation, as a result of a change of ownership, may result in the expiration of net operating losses and credits before utilization. We performed a Section 382 analysis in February of 2020 and three ownership changes were identified, which had a corresponding limitation of tax attributes. Future owner or equity shifts could result in additional limitations on net operating loss and credit carryforwards.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ViewRay, Inc. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 12, 2020

We have served as the Company's auditor since 2012.

VIEWRAY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$226,783	$167,432
Accounts receivable	16,817	36,867
Inventory	55,031	49,462
Deposits on purchased inventory	6,457	8,142
Deferred cost of revenue	3,466	9,736
Prepaid expenses and other current assets	3,310	6,045
Total current assets	311,864	277,684
Property and equipment, net	23,399	13,958
Restricted cash	1,404	1,933
Intangible assets, net	55	—
Right-of-use assets	11,720	—
Other assets	1,577	1,395
TOTAL ASSETS	$350,019	$294,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,739	$10,207
Accrued liabilities	21,390	9,983
Customer deposits	9,662	19,968
Operating lease liability, current	2,264	—
Current portion of long-term debt	1,556	—
Deferred revenue, current portion	10,457	13,731
Total current liabilities	59,068	53,889
Deferred revenue, net of current portion	3,553	5,744
Long-term debt	53,995	55,364
Warrant liability	5,373	11,844
Operating lease liability, noncurrent	10,479	—
Other long-term liabilities	1,377	820
TOTAL LIABILITIES	133,845	127,661
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized at December 31, 2019 and 2018; no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at December 31, 2019 and 2018; 147,191,695 and 96,332,023 shares issued and outstanding at December 31, 2019 and 2018	1,462	952
Additional paid-in capital	733,888	565,334
Accumulated deficit	(519,176)	(398,977)
TOTAL STOCKHOLDERS’ EQUITY	216,174	167,309
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350,019	$294,970

The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Product	$79,504	$76,626	$30,458
Service	7,803	3,861	3,109
Distribution rights	475	475	475
Total revenue	87,782	80,962	34,042
Cost of revenue:
Product	80,446	66,522	25,488
Service	12,814	7,837	2,222
Total cost of revenue	93,260	74,359	27,710
Gross margin	(5,478)	6,603	6,332
Operating expenses:
Research and development	23,794	16,520	14,709
Selling and marketing	25,806	15,062	8,412
General and administrative	65,717	50,113	31,375
Total operating expenses	115,317	81,695	54,496
Loss from operations	(120,795)	(75,092)	(48,164)
Interest income	1,721	8	5
Interest expense	(4,327)	(7,701)	(7,247)
Other income (expense), net	3,202	6,389	(16,770)
Loss before provision for income taxes	$(120,199)	$(76,396)	$(72,176)
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(120,199)	$(76,396)	$(72,176)
Amortization of beneficial conversion feature related to Series A convertible preferred stock	—	(2,728)	—
Net loss attributable to common stockholders, basic and diluted	$(120,199)	$(79,124)	$(72,176)
Net loss per share, basic and diluted	$(1.18)	$(0.98)	$(1.23)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	102,001,954	81,123,140	58,457,868

The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(In thousands, except share data)

	Convertible Preferred Stock			Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2016	—	$—	$—	43,581,184	$426	$203,598	$(247,677)	$(43,653)
Issuance of common stock from option exercises				420,377	4	661	—	665
Issuance of common stock from releases of restricted stock units	—	—	—	57,626	—	—	—	—
Stock-based compensation	—	—	—	—	—	5,319	—	5,319
Issuance of common stock upon private placement (net of offering cost of $111)	—	—	—	8,602,589	86	22,530	—	22,616
Issuance of common stock upon direct registered offering (net of offering cost of $81)	—	—	—	8,382,643	84	49,776	—	49,860
Issuance of common stock from at-the-market offering (net of offering cost of 1,147)	—	—	—	6,575,062	66	38,913	—	38,979
Issuance of common stock from warrant exercises	—	—	—	34,493	—	103	—	103
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	—	—	—	274	—	274
Net loss	—	—	—	—	—	—	(72,176)	(72,176)
Balance at December 31, 2017	—	$—	$—	67,653,974	$666	$321,174	$(319,853)	$1,987
Issuance of common stock from option exercises	—	—	—	2,608,812	26	5,259	—	5,285
Issuance of common stock from releases of restricted stock units	—	—	—	59,437	—	—	—	—
Stock-based compensation	—	—	—	—	—	14,169	—	14,169
Issuance of common stock upon direct registered offering (net of offering cost of $177)	—	—	—	4,090,000	41	30,052	—	30,093
Issuance of preferred Series A stock upon direct registered offering	3,000,581	30	22,177	—	—	2,728	(2,728)	22,207
Issuance of common stock warrants in connection with direct registered offering	—	—	—	—	—	6,623	—	6,623
Conversion of Series A preferred stock into common stock	(3,000,581)	(30)	(22,177)	3,000,581	30	22,177	—	—
Issuance of common stock upon public offering (net of offering cost of $10,631)	—	—	—	18,648,649	187	161,682	—	161,869
Issuance of common stock from at-the-market offering (net of offering cost of $6)	—	—	—	33,097	—	272	—	272
Issuance of common stock from warrant exercises	—	—	—	237,473	2	1	—	3
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	—	—	—	1,197	—	1,197
Net loss	—	—	—	—	—	—	(76,396)	(76,396)
Balance at December 31, 2018	—	$—	$—	96,332,023	$952	$565,334	$(398,977)	$167,309
Issuance of common stock from option exercises	—	—	—	2,219,251	23	9,618	—	9,641
Issuance of common stock from releases of restricted stock units	—	—	—	393,722	4	(4)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	—	—	—	(2,410)	—	(2,410)
Stock-based compensation	—	—	—	—	—	19,444	—	19,444
Issuance of common stock upon public offering (net of offering cost of $11,146)	—	—	—	47,782,500	478	137,935	—	138,413
Issuance of common stock from warrant exercises	—	—	—	464,199	5	(5)	—	—
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	—	—	—	3,976	—	3,976
Net loss	—	—	—	—	—	—	(120,199)	(120,199)
Balance at December 31, 2019	—	$—	$—	147,191,695	$1,462	$733,888	$(519,176)	$216,174

The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(120,199)	$(76,396)	$(72,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,655	3,499	2,197
Stock-based compensation	19,445	14,169	5,319
Accretion on asset retirement obligation	43	33	40
Change in fair value of warrant liability	(2,496)	(9,379)	16,598
Loss on disposal of property and equipment	3	3	9
Inventory lower of cost and net realizable value adjustment	—	340	911
Amortization of debt discount and interest accrual	703	3,628	3,321
Loss on debt extinguishment	—	2,416	—
Product upgrade reserve	3,794	—	—
Changes in operating assets and liabilities:
Accounts receivable	20,050	(16,541)	(16,126)
Inventory	(5,951)	(32,214)	(12,329)
Deposits on purchased inventory	1,685	(1,099)	(4,521)
Deferred cost of revenue	1,755	3,500	(9,787)
Prepaid expenses and other assets	2,963	(2,343)	(2,044)
Accounts payable	2,759	(870)	6,309
Accrued expenses and other long-term liabilities	6,995	(9,174)	850
Customer deposits and deferred revenue	(15,771)	(1,766)	11,376
Net cash used in operating activities	(79,567)	(122,194)	(70,053)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,760)	(3,685)	(2,163)
Purchase of intangible and other assets	(57)	—	—
Net cash used in investing activities	(7,817)	(3,685)	(2,163)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from draw down of long-term debt, gross	—	56,000	—
Payment of debt issuance costs	(168)	(468)	—
Payment of long-term debt	—	(45,000)	—
Payment on debt extinguishment fee	—	(172)	—
Proceeds from common stock public offering, gross	149,559	172,500	—
Payment of offering costs related to common stock public offering	(10,416)	(10,631)	—
Proceeds from direct registered offering, gross	—	59,100	49,941
Payment of offering costs related to direct registered offering	—	(177)	(81)
Proceeds from common stock private placement, gross	—	—	26,100
Payment of offering costs related to common stock private placement	—	—	(300)
Proceeds from at-the-market offering of common stock, gross	—	278	40,126
Payment of offering costs related to at-the-market offering of common stock	—	(6)	(1,147)
Proceeds from the exercise of stock options	9,641	5,285	665
Proceeds from the exercise of warrants	—	3	103
Payments for taxes related to net share settlement of equity awards	(2,410)	—	—
Net cash provided by financing activities	146,206	236,712	115,407
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	58,822	110,833	43,191
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	169,365	58,532	15,341
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$228,187	$169,365	$58,532
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,954	$11,161	$3,925
Cash paid for taxes	$19	$—	$1
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock warrants reclassed from liability to additional paid-in capital upon exercise	$3,975	$1,197	$274
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,647	$—	$—
Transfer of property and equipment from inventory	$4,897	$2,247	$125
Purchase of property and equipment in accounts payable and accrued expenses	$657	$157	$96
Offering costs included in accounts payable and accrued expenses	$730	$168	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.

Notes to Consolidated Financial Statements

1.	Background and Organization

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

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from public and private share offerings and available borrowings under its term loan agreement, as well as cash receipts from its sales of MRIdian systems. These have historically been sufficient to meet working capital needs, capital expenditures, and debt service obligations. During the year ended December 31, 2019, the Company incurred a net loss from operations of $120.2 million and used cash in operations of $79.6 million. The Company believes that its existing cash balance of $226.8 million as of December 31, 2019, together with anticipated cash proceeds from sales of MRIdian systems will be sufficient to provide liquidity to fund its operations for at least the next 12 months.

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

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, or Topic 842, Leases, by using the modified retrospective method. The adoption of Topic 842 has no impact on the Company’s prior period financial statements. For more information on the impact of adoption and the disclosures required by the new standard, refer to Note 6, Commitments and Contingencies.

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

Restricted Cash

At December 31, 2019 and 2018, the Company had an aggregate of $0.9 million of outstanding letters of credit related to its operating leases and its contractual obligations with distributors and customers. The letters of credit are collateralized by a restricted cash deposit account, which is presented as part of noncurrent assets on the balance sheets because the Company is not certain when the restriction will be lifted on the collateralized letters of credit. At December 31, 2019 and 2018, no amounts were drawn on the letters of credit.

The restricted cash balance as of December 31, 2019 and 2018 also includes collateral of $0.5 million and $1.0 million, respectively, for credit card accounts.

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

	Revenue			Accounts Receivables
	Year Ended December 31,			December 31,
Customers	2019	2018	2017	2019	2018
Customer A			16%	34%
Customer B			17%	25%
Customer C				15%
Customer D					23%
Customer E					22%
Customer F					19%
Customer G					16%
Customer H	14%				15%
Customer I			17%
Customer J			16%
Customer K			14%
Customer L			10%

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

There was no allowance for doubtful accounts recorded at December 31, 2019 and 2018.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, prepaid expenses and other current assets, accounts payable, accrued liabilities, warrant liability and long-term debt. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities current portion of long-term debt are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The warrant liability is carried at fair value. The carrying amount of the Company’s long-term debt approximates its fair value as the stated interest rate approximates market rates currently available to the Company.

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

The Company reduces the carrying value of its inventory for the difference between cost and net realizable value and records a charge to cost of product revenues. There was no lower of cost and net realizable value adjustment during the year ended December 31, 2019. The Company recorded an inventory lower of cost and net realizable value adjustment of $0.3 million and $0.9 million during the years ended December 31, 2018 and 2017, respectively.

The Company records inventory items which have been paid for but not yet received and for which title has not yet transferred to the Company as deposits on purchased inventory. Deposits on purchased inventory are included within current assets as the related inventory items are expected to be received and used in MRIdian systems within the Company’s normal operating cycle. The Company assesses the recoverability of deposits on purchased inventory based on credit assessments of the vendors and their history supplying these assets. At December 31, 2019, the Company did not have any instances whereby deposits for purchased inventory were written off or the purchased inventory was not delivered.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities, current and noncurrent, on our consolidated balance sheets. We currently do not have any finance lease arrangements.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date of the lease in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include an option to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Asset Retirement Obligations

In connection with two lease agreements and subsequent amendments, the Company has a legal obligation to remove long-lived assets constructed on the leased properties and to restore the leased properties to their original condition. The Company records the fair value of the asset retirement obligation in the period in which it is incurred. The fair value is measured based upon the present value of the expected future payments at inception and remeasured upon the extension of the respective lease agreement. The liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining lease term. Accretion expense is calculated by applying the effective interest rate to the carrying amount of the liability at the beginning of each period. The effective interest rate is the credit-adjusted risk-free rate applied when the liability was initially measured at inception and remeasured upon the lease extension, when applicable.

At December 31, 2019, the Company had outstanding asset retirement obligations of $0.9 million, which was included in other long-term liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2019, 2018 and 2017, the Company recognized accretion expenses of $43 thousand, $33 thousand and $40 thousand in the accompanying statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company reviews the recoverability of long-lived assets, including equipment, leasehold improvements, software and intangible assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest charge) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. There was no impairment loss recognized during the years ended December 31, 2019, 2018 and 2017.

Revenue Recognition

The Company derives revenues primarily from the sale of MRIdian systems and related services as well as support and maintenance services on sold systems. The Company accounts for revenue contracts with customers by applying the requirements of ASC 606, Revenues from Contracts with Customers, which includes the following steps:

• Identification of the contract, or contracts, with a customer;

• Identification of the performance obligations in the contract

• Determination of the transaction price;

• Allocation of the transaction price to the performance obligations in the contract; and

• Recognition of revenue when, or as, the Company satisfies a performance obligation.

In all sales arrangements, revenues are recognized when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. For sales of MRIdian systems, beginning in the second quarter of 2019, the Company determined that the MRIdian system and installation of the MRIdian system, which had previously been one performance obligation, are now two performance obligations as they are capable of being distinct and are distinct within the context of the system contracts. This change occurred due primarily to changes in facts and circumstances, whereby there are now readily available resources outside the Company that can perform the system installations. For sales of the related support and maintenance services, a time-elapsed method is used to measure progress toward complete satisfaction of performance obligations and service revenue is recognized ratably over the service contract term, which is typically 12 months. Additional details regarding revenue recognition are included in the section entitled “Notes to Consolidated Financial Statements – Note 7 – Revenue” in the consolidated financial statements included elsewhere in this Form 10-K.

Research and Development Costs

Expenditures, including payroll, contractor expenses and supplies, for research and development of products and manufacturing processes are expensed as incurred.

Software development costs incurred subsequent to establishing technological feasibility are capitalized through the general release of MRIdian systems that contain the embedded software elements. Technological feasibility is demonstrated by the completion of a working model. The Company has not capitalized any software development costs at December 31, 2019 or 2018, since the costs incurred subsequent to achieving technological feasibility and completing the research and development for the software components were immaterial.

Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options. The Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the options’ expected term and the price volatility of the underlying stock. The fair value of restricted stock units, or RSUs, is based on the closing market price of the Company’s common stock on the grant date. The fair value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the awards’ requisite service periods in the consolidated statements of operations and comprehensive loss. The Company records the value of stock-based compensation to expense straight-line over the vesting period.

Deferred Commissions

Deferred commissions are the direct and incremental costs directly associated with the MRIdian system contracts with customers, which primarily consist of sales commissions to our direct sales force. The commissions are deferred and expensed in proportion to the revenue recognized upon the acceptance of the MRIdian system. At December 31, 2019 and 2018, the Company had $2.1 million and $3.9 million, respectively, in deferred commissions recorded as part of prepaid expenses and other current assets on the consolidated balance sheets.

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

Warrant Liability

Certain warrants to purchase common stock provide for cash settlement in the event of a change in control, and are recorded as liabilities on the balance sheets at fair value upon issuance (see Note 13). These warrants are subject to re-measurement to fair value at each balance sheet date. Any changes in fair value are recognized in the consolidated statements of operations and comprehensive loss as other income (expense), net. Upon exercise or expiration of the warrants, the related warrant liability will be reclassified to additional paid-in capital.

Net Loss per Share

The Company’s basic net loss attributable to common stockholders per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Contingently issuable shares are included in the computation of basic net loss per share as of the date that all necessary conditions have been satisfied and issuance of the shares is no longer contingent. The diluted net loss per share is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, restricted stock units and warrants to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standard Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods therein. The Company concluded that Topic 820 will have no significant effect on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for annual periods beginning after December 15, 2020, and interim periods therein. The Company is allowed to early adopt the standard. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted ASU 2018-07 on January 1, 2019, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

3.	Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Prototype	$16,419	$12,425
Machine and equipment	15,816	12,654
Leasehold improvements	6,718	4,600
Furniture and fixtures	1,284	636
Software	1,389	1,250
Construction in progress	4,176	148
Property and equipment, gross	45,802	31,713
Less: accumulated depreciation and amortization	(22,403)	(17,755)
Property and equipment, net	$23,399	$13,958

Depreciation and amortization expense related to property and equipment was $4.7 million, $3.4 million and $2.2 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued payroll and related benefits	$9,577	$5,047
Accrued accounts payable	4,764	3,626
Payroll withholding tax, sales and other tax payable	1,066	782
Accrued legal and accounting	1,175	360
Product upgrade reserve	3,794	—
Other	1,014	168
Total accrued liabilities	$21,390	$9,983

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred revenue:
Product	$3,141	$9,623
Services	8,473	6,981
Distribution rights	2,396	2,871
Total deferred revenue	14,010	19,475
Less: current portion of deferred revenue	(10,457)	(13,731)
Noncurrent portion of deferred revenue	$3,553	$5,744

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued interest, noncurrent portion	$516	$—
Deferred rent, noncurrent portion	—	628
Other	861	192
Total other-long term liabilities	$1,377	$820

4.	Fair Value of Financial Instruments

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

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at December 31, 2019 and 2018. Level 3 liabilities that are measured on a recurring basis relate to the 2017 and 2016 Placement Warrants, as described in Note 13. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock, estimated term and volatility would result in a directionally similar impact to the fair value of the warrant (see Note 13). During the year ended December 31, 2019 and 2018, warrants to purchase 683,994 shares and 385,627 shares of common stock, respectively, were exercised and the aggregate fair value upon exercise of $4.0 million and $1.2 million, respectively, was reclassified from liabilities to additional paid-in-capital.

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other income (expense), net in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2019, 2018 and 2017, the Company recorded a gain of $2.5 million, $9.4 million, and a loss of $16.6 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. There have been no transfers between Level 1, Level 2 and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At December 31, 2019
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$1,330	$1,330
2016 Placement Warrants Liability	—	—	4,043	4,043
Total Warrant Liability	$—	$—	$5,373	$5,373

	At December 31, 2018
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$7,115	$7,115
2016 Placement Warrants Liability	—	—	4,729	4,729
Total Warrant Liability	$—	$—	$11,844	$11,844

The following table summarizes the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Year Ended December 31,
	2019	2018	2017
Fair value, beginning of period	$11,844	$22,420	$2,723
Issuance of 2016 Placement Warrants	—	—	—
Issuance of 2017 Placement Warrants	—	—	3,373
Change in fair value of Level 3 financial liabilities	(2,496)	(9,379)	16,598
Fair value of 2016 Placement Warrants at exercise	(3,457)	(1,187)	(200)
Fair value of 2017 Placement Warrants at exercise	(518)	(10)	(74)
Fair value, end of period	$5,373	$11,844	$22,420
5.	Debt

CRG Term Loan

In June 2015, ViewRay Technologies, Inc. entered into a term loan agreement, or the CRG Term Loan, with Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P. or together with their successors by assignment, CRG, for up to $50.0 million of which $30.0 million was made available to the Company upon closing with the remaining $20.0 million to be available on or before June 30, 2016 upon the achievement of certain milestones. The Company drew down the first $30.0 million on the closing date. The CRG Term Loan had a maturity date of June 30, 2020 and bore cash interest at a rate of 12.5% per annum, payable quarterly during an interest-payment-only period of three years. In April 2017, the CRG Term Loan was amended to allow for interest-payment-only until March 31, 2020. During the interest-payment-only period, the Company had the option to elect to pay only 8% of the 12.5% per annum interest in cash, and the remaining 4.5% of the 12.5% per annum interest as compounded interest, or deferred payment in-kind interest, added to the aggregate principal amount of the CRG Term Loan. Principal payment and any deferred payment in-kind interest would be paid on maturity date.

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

On December 31, 2019, we entered into the First Amendment (the Amendment) to the SVB Term Loan by and among the Company, ViewRay Technologies, Inc. and SVB dated as of December 28, 2018. The Amendment, among other things, amended the SVB Term Loan to (i) suspend testing of the minimum revenue financial covenant for the fiscal quarter ending December 31, 2019, (ii) provide for the minimum trailing twelve-month revenue thresholds under the minimum revenue financial covenant for periods ending on the last day of fiscal quarters in fiscal years subsequent to 2020 to be determined annually at the greater of (a) a 25% cushion to revenue forecasts provided by the Company to SVB and (b) 10% year-over-year annual growth, unless otherwise agreed, (iii) increase the minimum liquidity ratio financial covenant from 1.50:1.00 to 1.75:1.00 and (iv) increase the prepayment premium from 1.00% to 2.00% for amounts prepaid under the SVB Term Loan for prior to the maturity date thereof, subject to certain exceptions.

The SVB Term Loan is secured by substantially all assets of the Company, except that the collateral does not include any intellectual property held by the Company, provided, however, the collateral does include all accounts and proceeds of such intellectual property.

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

The Company’s scheduled future payments on the SVB Term Loan at December 31, 2019 are as follows (in thousands):

Year Ended December 31,
2020	$1,555
2021	18,667
2022	18,667
2023	17,111
2024	—
Total future principal payments	56,000
Less: unamortized debt discount	(449)
Carrying value of long-term debt	55,551
Less: current portion	(1,556)
Long-term portion	$53,995

6.	Commitments and Contingencies

Leases

The Company leases office space in Oakwood Village, Ohio, Mountain View, California, and Denver, Colorado under noncancelable operating lease agreements. The Company leases and occupies approximately 19,800 square feet of office space in Oakwood Village, Ohio, which expires in October 2021.

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

In recognition of the right-of-use assets and the related lease liabilities, the option to extend the lease term have not been included as the Company is not reasonably certain that it will exercise any such option. At December 31, 2019, the weighted-average remaining lease term in years is 5.4 years and the weighted-average discount rate used is 7.7%.

During the year ended December 31, 2019, the Company recognized $2.9 million of lease costs arising from lease transactions.

During the year ended December 31, 2019, the Company recognized the following cash flow transactions arising from lease transactions (in thousands):

For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$2,451
Right-of-use assets obtained in exchange for new operating lease liabilities	1,647

At December 31, 2019, the future payments and interest expense for the operating leases are as follows (in thousands):

Year Ended December 31,	Future Payments
2020	$3,148
2021	2,831
2022	2,496
2023	2,571
2024	2,604
Thereafter	1,924
Total undiscounted cash flows	$15,574
Less: imputed interest	(2,831)
Present value of lease liabilities	$12,743

Rent expense for operating leases for the year ended December 31, 2018 and 2017 using the accounting guidance in effect at that time was $1.4 million and $1.3 million, respectively.

At December 31, 2018, future minimum payments for the operating leases were as follows (in thousands):

Year Ended December 31,	Future Minimum Payments
2019	$2,070
2020	2,353
2021	2,424
2022	2,496
2023	2,571
Thereafter	4,532
Total future minimum payments	$16,446

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

Patent Litigation

On September 10, 2019, a complaint for patent infringement was filed by Varian Medical Systems, Inc., in U.S. District Court for the Northern District of California against the Company. Captioned Varian Medical Systems, Inc., v. ViewRay, Inc., the complaint alleges that the Company infringes two related patents, U.S. Patent Nos. 8,637,841 (the “’841 Patent”) and 9,082,520 (the “’520 Patent”) and seeks injunctive relief and monetary damages. The Company filed its answer on November 1, 2019. The matter is presently in discovery. The Company believes the allegations in the complaint are without merit and intends to vigorously defend the litigation.

Class Action Litigation

On September 13, 2019, a class action complaint for violation of federal securities laws was filed in U.S. District Court for the Northern District of Ohio against the Company, its chief executive officer, chief science officer and former chief financial officer. On December 19, 2019, the court appointed Plymouth County Retirement Association as the lead plaintiff and on February 28, 2020, the lead plaintiff filed an amended complaint asserting securities fraud claims against ViewRay, our chief executive officer, chief operating officer, chief science officer, and our former chief executive officer and former chief financial officer. Now captioned Plymouth County Retirement Assoc. v. ViewRay, Inc., et al, the amended complaint, purportedly brought on behalf of all purchasers of our common stock between May 10, 2018 until January 13, 2020, alleged that the Company violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts concerning the Company’s business, operations, and financial results and seeks damages, interest, and other relief. The Company believes the allegations in the complaint are without merit and intend to vigorously defend the litigation.

Given the early stage of each of the litigation matters described above, at this time the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. However, litigation is subject to inherent uncertainties, and one or more unfavorable outcomes in any claim or litigation against the Company could have a material adverse effect for the period in which they are resolved and on our business generally. In addition, regardless of their merits or their ultimate outcomes, lawsuits and legal proceedings are costly, divert management attention and may materially adversely affect our reputation, even if resolved in our favor.

Purchase Commitments

At December 31, 2019, the Company had $3.2 million in outstanding firm purchase commitments.

7.	Revenue

The Company derives revenue primarily from the sale of MRIdian systems and related services as well as support and maintenance services on sold systems. Revenue is categorized as product revenue, service revenue and distribution rights revenue.

The following table presents revenue disaggregated by type and geography (in thousands):

	Years Ended December 31,
U.S.	2019	2018	2017
Product	$41,985	$32,265	$9,529
Service	4,251	1,966	1,977
Total U.S. revenue	$46,236	$34,231	$11,506

Outside of U.S. ("OUS")
Product	$37,519	$44,361	$20,929
Service	3,552	1,895	1,132
Distribution rights	475	475	475
Total OUS revenue	$41,546	$46,731	$22,536

Total
Product	$79,504	$76,626	$30,458
Service	7,803	3,861	3,109
Distribution rights	475	475	475
Total revenue	$87,782	$80,962	$34,042

Arrangements with Multiple Performance Obligations

The Company frequently enters into sales arrangements that include multiple performance obligations. Such performance obligations mainly consist of (i) sale of MRIdian systems, which generally includes installation and embedded software, and (ii) product support, which includes extended service and maintenance. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The standalone selling price, or SSP, is determined based on observable prices at which the Company separately sells the products and services. If a SSP is not directly observable, the Company will estimate the SSP considering market conditions or internally approved pricing guidelines related to the performance obligations.

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

Certain customer contracts with distributors do not require ViewRay installation at the ultimate user site, and the distributors may either perform the installation themselves or hire another party to perform the installation. For sales of MRIdian systems for which the Company is not responsible for installation, revenue recognition occurs when the entire system is shipped, which is when the control of the system is transferred to the customer.

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

Trade receivables are recorded at the original invoiced amount, net of an estimated allowance for doubtful accounts. Trade credit is generally extended on a short-term basis. The Company occasionally provides for long-term trade credit for its maintenance services so that the period between when the services are rendered to its customers and when the customers pay for that service is within one year. Thus, the Company’s trade receivables do not bear interest or contain a significant financing component. Long-term trade receivables of $0.2 million and $0.4 million were reported within other assets in the consolidated balance sheets at December 31, 2019 and 2018, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate and are expected to be collected three to four years from the date of invoice as the underlying maintenance services are rendered. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. This contract asset is recorded as an unbilled receivable and reported as part of accounts receivable on the consolidated balance sheets.

Trade receivables are periodically evaluated for collectability based on past credit history of the respective customers and their current financial condition. Changes in the estimated collectability of trade receivables are included in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for doubtful accounts. The Company generally does not require collateral for trade receivables. There were no allowances for doubtful accounts recorded at December 31, 2019 or 2018.

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

During the years ended December 31, 2019, 2018 and 2017, the Company recognized $10.9 million, $19.9 million and $6.6 million, respectively, of revenues that were included in the deferred revenue balance at the beginning of each reporting period.

Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company estimates the transaction price at contract inception, including any variable consideration, and updates the estimate each reporting period for any changes. For the year ended December 31, 2019, the Company recognized $0.9 million in revenue from performance obligations satisfied in a prior period. The cumulative catch-up adjustment resulted from a change in transaction price related to variable consideration that was constrained in prior periods.

8.	Licensing Agreement

In December 2004, ViewRay Technologies, Inc. entered into a licensing agreement with the University of Florida Research Foundation, Inc., or UFRF, whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a royalty from sales of products developed and sold by the Company utilizing the licensed patents. ViewRay Technologies, Inc. met all of the product development and commercialization milestones at December 31, 2013, and started to make quarterly royalty payments in 2014. Royalty payments are based on 1% of net sales, defined as the amount collected on sales of licensed products and/or licensed processes after deducting trade and/or quantity discounts, credits on returns and allowances, outbound transportation costs paid and sales tax. Minimum quarterly royalty payments of $50 thousand commenced with the quarter ended March 31, 2014, and are payable in advance. Minimum royalties paid in any calendar year are credited against earned royalties for such calendar year. The royalty payments continue until the earlier of (i) the date that no licensed patents remain enforceable or (ii) once the payment of earned royalties cease for more than four consecutive calendar quarters. Royalty expenses based on 1% of net sales were $1.0 million, $0.6 million and $0.3 million during the years ended December 31, 2019, 2018 and 2017, respectively, and were recorded as product cost of revenue in the consolidated statements of operations and comprehensive loss. There were no minimum royalty payments in excess of 1% of net sales during the year ended December 31, 2019. The minimum royalty payments in excess of 1% of net sales were $30 thousand and $25 thousand during the years ended December 31, 2018 and 2017, respectively, and were recorded as general and administrative expenses in the consolidated statements of operations and comprehensive loss.

9.	Distribution Agreement

In December 2014, the Company entered into a distribution agreement with Itochu Corporation, or Itochu, a Japanese entity, pursuant to which the Company appointed Itochu as its exclusive distributor for the sale and delivery of its MRIdian products within Japan. The exclusive distribution agreement has an initial term of 10 years from December 2014, and contains features customary in such distribution agreements. Under this distribution agreement, the Company will supply its products and services to Itochu based upon the Company’s then-current pricing. In consideration of the exclusive distribution rights granted, Itochu agreed to pay a distribution fee of $4.0 million in three installments: (i) the first installment of $1.0 million was due upon execution of the distribution agreement; (ii) the second installment of $1.0 million was due within 10 business days following submission of the application for regulatory approval of the Company’s product to the Japan regulatory authority; and (iii) the final installment of $2.0 million was due within 10 business days following receipt of approval for the Company’s product from the Japanese Ministry of Health, Labor and Welfare. The first and second installments of $2.0 million in aggregate were received in December 2014 and December 2015, respectively. In August 2016, the Company received the third and final $2.0 million installment upon the receipt of regulatory approval to market MRIdian in Japan. The entire $4.0 million distribution fee received was reclassified to deferred revenue as it was no longer refundable. In August 2016, the Company started recognizing distribution rights revenue ratably over the remaining term of the exclusive distribution agreement of approximately 8.5 years. The distribution rights revenue was $0.5 million, $0.5 million and $0.5 million during the years ended December 31, 2019, 2018 and 2017, respectively.

10.	Equity Financing

Public Offering of Common Stock

On August 14, 2018, the Company entered into an underwriting agreement with Morgan Stanley & Co. LLC and Jefferies LLC, as representatives of several underwriters, or the August 2018 Underwriters, in connection with the issuance and sale of 16,216,217 shares of the Company’s common stock at a public offering price of $9.25 per share. In addition, the Company granted the August 2018 Underwriters a 30-day option to purchase up to 2,432,432 additional shares of common stock on the same terms, which the August 2018 Underwriters exercised in full. The Company completed the offering on August 17, 2018 and received aggregate net proceeds of approximately $161.9 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

On December 3, 2019, the Company entered into an underwriting agreement with Piper Jaffray & Co., as representatives of several underwriters, or the December 2019 Underwriters, in connection with the issuance and sale of 41,550,000 shares of our common stock at a public offering price of $3.13 per share. In addition, the Company granted the December 2019 Underwriters a 30-day option to purchase up to 6,232,500 additional shares of common stock on the same terms, which the December 2019 Underwriters exercised in full. The Company completed the offering on December 6, 2019 and received aggregate net proceeds of approximately $138.4 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

Under this at-the-market offering program, the Company did not sell any shares of its common stock during the year ended December 31, 2019; sold an aggregate of 33,097 shares of its common stock at an average market price of $8.41 per share, resulting in aggregate gross proceeds of approximately $0.3 million, for the year ended December 31, 2018; and sold an aggregate of 6,575,062 shares of its common stock at an average market price of $6.10 per share, resulting in aggregate gross proceeds of approximately $40.1 million, for the year ended December 31, 2017.

In January 2019, the Company filed a registration statement with the SEC which covers the offering, issuance and sale of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units, including up to $100.0 million of the Company’s common shares pursuant to the Company’s at-the-market offering program with FBR. Under this at-the-market offering program, the Company did not sell any shares of its common stock during the year ended December 31, 2019.

11.	Common Stock Reserved for Issuance

The common stock reserved for future issuance at December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
Shares underlying outstanding stock options	11,165,846	11,603,708
Shares available for future stock option grants	948,415	1,908,626
Shares issuable upon settlement of restricted stock units outstanding	4,496,121	1,857,741
ESPP shares available for issuance	2,743,340	1,780,020
Warrants to purchase common stock	3,614,019	4,426,244
Total shares of common stock reserved	22,967,741	21,576,339
12.	Convertible Preferred Stock

In March 2018, the Company issued 3,000,581 shares of Series A convertible preferred stock to an existing investor through the March 2018 Direct Registered Offering at a price of $8.31 per share. At the date of the financing, because the effective conversion rate of the preferred stock was less than the market value of the Company’s common stock, a beneficial conversion feature of $2.7 million was recorded as a discount to the convertible preferred stock and an increase to additional paid in capital. Because the preferred stock was perpetual and convertible at the option of the holder at any time, the Company fully amortized the discount related to the beneficial conversion feature as a deemed dividend which was recognized as an increase to accumulated deficit and net loss attributable to common stockholders. Effective on April 19, 2018, all outstanding shares of Series A convertible preferred stock were converted into shares of common stock at a conversion ratio of 1:1. Further, in May 2018, the Company filed a Certificate of Elimination of the Series A Convertible Preferred Stock de-authorizing the 3,000,581 shares of Series A convertible preferred stock. The Company had no outstanding preferred stock as of December 31, 2019 and 2018.

13.	Warrants

Equity Classified Common Stock Warrants

In connection with a debt financing in December 2013, the Company issued warrants to purchase 128,231 shares of its common stock with an exercise price of $5.84 per share. These warrants are exercisable any time at the option of the holder until December 16, 2023.  During the year ended December 31, 2019, the Company issued 36,457 shares of its common stock upon the net exercise of 2013 Placement Warrants to purchase 128,231 shares. All of the December 2013 Placement Warrants have been exercised and none of the warrants are outstanding at December 31, 2019.

In connection with the merger of ViewRay, Inc. and ViewRay Technologies, Inc. in July 2015, or the Merger, in July and August 2015, the Company conducted a private placement offering as part of which the Company issued warrants, or the 2015 Placement Warrants, that provide the warrant holder the right to purchase 198,760 shares of common stock at an exercise price of $5.00 per share. The 2015 Placement Warrants are exercisable at any time at the option of the holder until the five-year anniversary of their date of issuance. During the year ended December 31, 2018, the Company issued 92,487 shares of its common stock upon the net exercise of 2015 Placement Warrants to purchase 159,010 shares. The remaining 2015 Placement Warrants to purchase 39,750 shares have not been exercised and remained outstanding at December 31, 2019.

In connection with the March 2018 Direct Registered Offering, the Company issued warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share. The 2018 Offering Warrants became exercisable upon issuance and expire in March 2025. None of the 2018 Offering Warrants have been exercised to date and they all remained outstanding at December 31, 2019.

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

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Year Ended December 31, 2018	Warrants Outstanding at December 31, 2018	Warrants Exercised during the Year Ended December 31, 2019	Warrants Outstanding at December 31, 2019

2017 Placement Warrants	January 2017	7 years	$3.17	1,591	1,709,532	90,642	1,618,890
2016 Placement Warrants	August and September 2016	7 years	$2.95	225,026	1,130,615	593,352	537,263
Total				226,617	2,840,147	683,994	2,156,153

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

During the year ended December 31, 2019, the Company recorded a gain of $2.6 million and loss of $0.1 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. During the year ended December 31, 2018, the Company recorded a gain of $5.4 million and $4.0 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. During the year ended December 31, 2017, the Company recorded a loss of $9.2 million and $7.4 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. The fair value of the 2017 and 2016 Placement Warrants at December 31, 2019 and 2018 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	2017 Placement Warrants		2016 Placement Warrants
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Expected term (in years)	4.0	5.1	3.6	4.7
Expected volatility	68.0%	60.8%	67.5%	60.9%
Risk-free interest rate	1.7%	2.5%	1.6%	2.5%
Expected dividend yield	0%	0%	0%	0%

14.	Stock-Based Compensation

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

In July 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or the 2015 ESPP. At December 31, 2019 and 2018, 2,743,340 shares and 1,780,020 shares were reserved for issuance and no shares have been issued under the 2015 ESPP.

A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at December 31, 2018	1,908,626	11,603,708	$6.64	7.6	$10,151
Additional options authorized	3,853,280
Options granted	(2,652,505)	2,652,505	8.13
Options exercised	—	(2,219,251)	4.34
Options cancelled	871,116	(871,116)	7.15
Withheld shares to pay for taxes on vested RSUs	253,986
RSUs granted	(3,356,820)
RSUs forfeited	70,732
Balance at December 31, 2019	948,415	11,165,846	$7.44	7.6	$1,907
Vested and exercisable at December 31, 2019		5,120,484	$6.32	6.2	$1,824
Vested and expected to vest at December 31, 2019		10,561,531	$7.38	7.5	$1,899

The weighted-average grant date fair value of options granted to employees was $4.67, $4.89 and $3.38 per share for the years ended December 31, 2019, 2018 and 2017. The grant date fair value of options vested was $14.4 million, $6.3 million and $4.8 million, respectively, for the years ended December 31, 2019, 2018 and 2017, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $7.8 million, $17.7 million and $2.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019, total unrecognized compensation cost related to stock-based awards granted to employees, net of estimated forfeitures, was $25.2 million which is expected to be recognized over a weighted-average period of 2.7 years.

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

The fair value of employee stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	6.0	6.0	5.9
Expected volatility (%)	60.7%	60.4%	66.0%
Risk-free interest rate (%)	2.4%	2.8%	2.1%
Expected dividend yield (%)	0%	0%	0%

Restricted Stock Units

From time to time, the Company grants Restricted Stock Units, or RSUs, to its board of directors and certain employees for their services. The RSUs granted to board members are either fully vested upon issuance or vest over a period of time from the grant date and will be released and settled upon termination of the board member’s services or the occurrence of a change in control event. In January 2019, the Company granted RSUs to its Board of Directors as part of the director compensation program. In March 2019, the Company began granting RSUs to certain employees. The RSUs were granted to employees in March, May and October 2019. These RSUs vest in equal annual installments over either two or three years from the grant date and are subject to the participants continuing service to the Company over that period. The weighted-average grant date fair value of RSUs granted in fiscal year 2018 and 2017 was $9.65 per share and $8.02 per share, respectively.

A summary of the Company’s RSU activity and related information is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	1,736,234	$9.65
RSUs granted	3,356,820	$3.63
RSUs vested	(642,545)	$9.45
RSUs forfeited	(70,732)	$6.16
Unvested at December 31, 2019	4,379,777	$5.14
Vested and unreleased	116,344
Outstanding at December 31 2019	4,496,121

The total grant date fair value of RSUs awarded was $12.2 million, $17.0 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The total fair value of RSUs vested was $6.0 million, $0.3 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, total unrecognized stock-based compensation cost related to RSUs was $16.8 million, which is expected to be recognized over a weighted-average period of 2.1 years. As of December 31, 2019, 4,145,163 shares of RSUs are expected to vest.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations and comprehensive loss is classified as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$1,603	$1,411	$952
Selling and marketing	1,300	700	303
General and administrative	16,542	12,058	4,064
Total stock-based compensation expense	$19,445	$14,169	$5,319

During the years ended December 31, 2019, 2018 and 2017, there were no stock-based compensation expenses capitalized as a component of inventory or recognized in cost of revenue. Stock-based compensation relating to stock-based awards granted to consultants was insignificant for the years ended December 31, 2019, 2018 and 2017.

15.	Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The TCJA reduced the U.S. statutory corporate tax rate to 21%, effective January 1, 2018. Consequently, we recorded a decrease to the Company’s federal deferred tax assets of $38.7 million, which was fully offset by a reduction in the Company’s valuation allowance for the year ended December 31, 2017. The other provisions of the TCJA did not have an impact on the Company’s financial statements for the years ended December 31, 2018 or December 31, 2019.

Income Tax Expense

The following reconciles the differences between income taxes computed at the federal income tax rate and the provision for income taxes:

	Year Ended December 31,
	2019	2018	2017
Expected income tax benefit at the federal statutory rate	21.0%	21.0%	34.0%
State taxes, net of federal benefit	0.0	0.0	0.0
Change in federal statutory rate	0.0	0.0	(54.1)
Non-deductible items and other	(2.8)	(0.2)	0.5
Federal and state credits	0.6	0.7	0.5
Change in valuation allowance	(18.8)	(21.5)	19.1
Total	0.0%	0.0%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s net deferred tax assets consisted of the following at December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforwards	$101,967	$76,753
Research and development tax credits	5,872	4,699
Reserves and accruals	5,720	1,444
Operating lease liability	3,088	—
Other	3,422	9,109
Total deferred tax assets	120,069	92,005
Less: Valuation allowance	(117,229)	(92,005)
Net deferred tax assets	2,840	—
Deferred tax liabilities
Right-of-use assets	(2,840)	—
Total deferred tax liabilities	(2,840)	—
Net deferred tax assets	$—	$—

The Company maintains a valuation allowance related to its deferred tax asset position when management believes it is more likely than not that the net deferred tax assets will not be realized in the future. The Company’s valuation allowance increased by $25.2 million and $19.4 million during the year ended December 31, 2019 and 2018, respectively.

At December 31, 2019, the Company had federal net operating loss carryforwards of $440.7 million, which begin to expire in the year ending December 31, 2024, and $260.5 million related to state net operating loss carryforwards, which begin to expire in the year ending December 31, 2020. The Company had federal research and development tax credit carryforwards of $5.5 million, and state carryforwards of $3.0 million at the year ended December 31, 2019. These credits begin to expire in the year ending December 31, 2027.

Under the provisions of the Internal Revenue Code, or IRC, net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC. The Company performed a Section 382 analysis in February of 2020 and three ownership changes were identified, which had a corresponding limitation of tax attributes. Future owner or equity shifts could result in additional limitations on net operating loss and credit carryforwards.

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

At December 31, 2019 and 2018, the Company’s unrecognized tax benefits consist of the following (in thousands):

	Year Ended December 31,
	2019	2018
Unrecognized tax benefit, beginning of period	$1,595	$1,135
Gross increases — current year tax positions	595	422
Gross increases — prior year tax positions	—	38
Gross decreases — prior year tax positions	(32)	—
Unrecognized tax benefit, end of period	$2,158	$1,595

16.	Employee Benefits

The Company has a 401(k) Plan which covers its eligible employees. The 401(k) Plan permits the participants to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the IRC. Participant contributions are limited to a maximum annual amount as set periodically by the IRC. The Company started to match 50% of eligible participant contributions up to 6% annual contribution during the year ended December 31, 2018. The Company’s matching contribution to the 401(k) Plan was $0.9 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively. There were no matching or profit-sharing contributions during the year ended December 31, 2017.

17.	Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Net loss attributable to common stockholders, basic and diluted	$(120,199)	$(79,124)	$(72,176)
Weighted-average common shares used in computing net loss per share, basic and diluted	102,001,954	81,123,140	58,457,868
Net loss per share, basic and diluted	$(1.18)	$(0.98)	$(1.23)

Since the Company was in a loss position for all periods presented, diluted net loss per common share is the same as basic net loss per common share, because the inclusion of any potential common shares outstanding would have an anti-dilutive effect. The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented, because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2019	2018	2017
Convertible preferred stock (if converted)	—	369,934	—
Options to purchase common stock	10,352,702	10,486,468	7,914,067
Common stock warrant	4,052,705	4,464,965	3,345,674
Restricted stock units	2,126,017	903,163	108,107

18.	Segment and Geographic Information

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

The following table sets forth revenue by geographic area based on the customers’ location (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$46,236	$34,231	$11,506
France	12,235	5,812	—
Germany	7,393	13,727	—
Rest of world	21,918	27,192	22,536
Total revenue	$87,782	$80,962	$34,042

At December 31, 2019 and 2018, nearly all long-lived assets are located in the United States.

19.	Related Party Transactions

As discussed in Note 8, the Company pays a royalty to UFRF, a stockholder in the Company, related to a licensing agreement.

In November 2019, the Company entered into a distribution agreement with Chindex Shanghai International Trading Company Limited, or Chindex, which became effective in February 2020. Chindex is a subsidiary of Fosun International Limited, or Fosun. Kevin Xie, Ph.D., a member of the Company’s board of directors, was previously designated by Fosun for election to the board pursuant to a Securities Purchase Agreement related to the Company’s 2017 direct registered offering of common stock.

Under the distribution agreement, Chindex will act as the Company’s distributor and regulatory agent for the sale and delivery of its MRIdian products within the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. The distribution agreement has an initial term of five years with an option to renew for an additional five years. Under the distribution agreement, the Company will supply its products and services to Chindex based on an agreed upon price between the Company and Chindex. In accordance with the agreement, Chindex agreed to pay ViewRay an upfront fee, portions of which may be refundable under certain conditions, of $3.5 million, payable in three installments: (i) the first installment of $1.5 million due approximately 60 days after the effectiveness of the distribution agreement; (ii) the second installment of $1.0 million due on the first anniversary from the effective date of the agreement; and (iii) the third installment of $1.0 million due on the second anniversary from the effective date of the agreement. No amounts have been received as the date of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure and Supplementary Data

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2019 at the reasonable assurance level.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our consolidated financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was effective as of that date.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of ViewRay, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ViewRay, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated March 12, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Francisco, California

March 12, 2020

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Corporate Governance

The information in our Proxy Statement for the 2020 Annual Meeting of stockholders regarding directors and executive officers appearing under the headings "Proposal No. 1—Election of Directors," "Executive Officers" and "Information About Stock Ownership—Delinquent Section 16(a) Reports" is incorporated herein by reference.

In addition, the information in our Proxy Statement for the 2020 Annual Meeting of stockholders regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading "Corporate Governance and Board of Directors Matters" is incorporated herein by reference.

Code of Conduct and Ethics

The Company has adopted a Code of Conduct and Ethics that applies to all employees, including our principal executive officer and principal financial officer. The full text of our Code of Business Conduct and Ethics is posted on our website at http://investors.viewray.com/corporate-governance/highlights. The Company intends to disclose future amendments to certain provisions of our code, or waivers of such provisions granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver. Any information on ViewRay’s website or which can be accessed through it is not a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The Company maintains employee compensation programs and benefit plans in which our executive officers are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits to this Annual Report. The information in our Proxy Statement for the 2020 Annual Meeting of stockholders appearing under the heading “Executive Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information in our Proxy Statement for the 2020 Annual Meeting of stockholders appearing under the heading "Information About Stock Ownership—Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plan Information" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our Proxy Statement for the 2020 Annual Meeting of stockholders appearing under the headings Certain Relationships and Related Party Transactions" and "Corporate Governance and Board of Directors Matters—Director Independence" is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our Proxy Statement for the 2020 Annual Meeting of stockholders appearing under the headings "Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Services" and "Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures" is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) The financial statements required by Item 15(a) are filed in Item 8 of this Report.

(2) The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of this Report.

(3) We have filed, or incorporated into this report by reference, the exhibits listed below.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws of ViewRay, Inc.	8-K	3.2	5/10/18

3.3	Certificate of Merger of Acquisition Sub with and into ViewRay Technologies, Inc.	S-1/A	3.3	12/16/15

3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of ViewRay, Inc.	10-K	3.4	3/12/18

3.5	Form of Series A Convertible Preferred Stock Certificate.	8-K/A	3.2	3/7/18

3.6	Certificate of Elimination of the Series A Convertible Preferred Stock of ViewRay, Inc.	8-K	3.1	5/10/18

4.1	Form of Common Stock Certificate.	S-1/A	4.1	12/16/15

4.2	Form of Placement Agent Warrant for Common Stock of ViewRay, Inc.	S-1/A	10.6	12/16/15

4.3	Form of Warrants issued pursuant to that certain Securities Purchase Agreement, dated as of August 19, 2016, by and among ViewRay, Inc. and the Purchasers named therein.	S-1	10.3	9/26/16

4.4	Form of Warrants issued pursuant to that certain Securities Purchase Agreement, dated as of January 13, 2017, by and among ViewRay, Inc. and the Purchasers named therein.	10-K	4.4	3/17/17

4.5	Description of Securities.				X

10.1	Split-Off Agreement, dated as of July 23, 2015, by and among ViewRay, Inc., Mirax Enterprise Corp. and Dinara Akzhigitova.	S-1/A	10.1	12/16/15

10.2	General Release Agreement, dated as of July 23, 2015, by and among ViewRay, Inc., Mirax Enterprise Corp. and Dinara Akzhigitova.	S-1/A	10.2	12/16/15

10.3	Form of Lock-Up and No Short Selling Agreement between ViewRay, Inc., and the officers, directors and shareholders party thereto.	S-1/A	10.3	12/16/15

10.4	Form of Securities Purchase Agreement between ViewRay, Inc., and the investors party thereto.	S-1/A	10.4	12/16/15

10.5	Engagement Letter, dated June 9, 2015, among ViewRay, Inc. and the Placement Agents as defined therein.	S-1/A	10.5	12/16/15

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

10.6	Form of Registration Rights Agreement, by and among ViewRay, Inc. and certain investors named therein.	S-1/A	4.2	12/16/15

10.7(a)	Office Lease, effective April 17, 2008, by and between Cleveland Industrial Portfolio, LLC and ViewRay Incorporated.	S-1/A	10.7(a)	12/16/15

10.7(b)	First Amendment to the Office Lease, effective April 16, 2013 by and between Cleveland Industrial Portfolio, LLC and ViewRay Incorporated.	S-1/A	10.7(b)	12/16/15

10.7(c)	Second Amendment to the Office Lease, effective August 15, 2014 by and between Cleveland Industrial Portfolio, LLC and ViewRay Incorporated.	S-1/A	10.7(c)	12/16/15

10.8	Office Lease, effective June 19, 2014, by and between BXP Research Park LP and ViewRay Incorporated.	S-1/A	10.8	12/16/15

10.9†	First Amended and Restated Offer Letter, dated October 6, 2010, by and between ViewRay Incorporated and James F. Dempsey, Ph.D.	S-1/A	10.11	12/16/15

10.10#	Manufacturing and Supply Agreement, effective September 18, 2013, by and between ViewRay Incorporated and Japan Superconductor Technology, Inc.	S-1/A	10.13	12/16/15

10.11(a)#	Development and Supply Agreement, effective May 29, 2008, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(a)	12/16/15

10.11(b)#	Amendment No. 1 to the Development and Supply Agreement, effective December 1, 2009, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(b)	12/16/15

10.11(c)#	Amendment No. 2 to the Development and Supply Agreement, effective May 4, 2010, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(c)	12/16/15

10.11(d)#	Amendment No. 3 to the Development and Supply Agreement, effective February 9, 2011, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(d)	12/16/15

10.11(e)#	Amendment No. 4 to the Development and Supply Agreement, effective May 11, 2012, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(e)	12/16/15

10.11(f)#	Amendment No. 5 to the Development and Supply Agreement, effective May 30, 2012, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(f)	12/16/15

10.11(g)#	Amendment No. 6 to the Development and Supply Agreement, effective February 21, 2014, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(g)	12/16/15

10.11(h)	Amendment No. 7 to the Development and Supply Agreement, effective November 15, 2015, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.				X

10.11(i)+	Amendment No. 8 to the Development and Supply Agreement, effective September 19, 2019, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

10.12#	Cobalt-60 Source Supply and Removal Agreement, effective December 19, 2013, by and between ViewRay Incorporated and Best Theratronics, Ltd.	S-1/A	10.15#	12/16/15

10.13#	Development and Supply Agreement, effective June 24, 2009, by and between ViewRay Incorporated and Manufacturing Sciences Corporation.	S-1/A	10.16#	12/16/15

10.14(a)#	Development and Supply Agreement, effective July 9, 2009, by and between ViewRay Incorporated and Tesla Engineering Limited.	S-1/A	10.17(a)	12/16/15

10.14(b)#	Amendment No. 1 to the Development and Supply Agreement, effective January 20, 2015, by and between ViewRay Incorporated and Tesla Engineering Limited.	S-1/A	10.17(b)	12/16/15

10.15#	Development and Supply Agreement, effective July 2, 2010, by and between ViewRay Incorporated and PEKO Precision Products, Inc.	S-1/A	10.18	12/16/15

10.16(a)#	Amended and Restated Joint Development and Supply Agreement, effective May 15, 2008, by and between ViewRay Incorporated and 3D Line GmbH.	S-1/A	10.19(a)	12/16/15

10.16(b)#	Amendment No. 1 to the Amended and Restated Joint Development and Supply Agreement, effective August 13, 2008, by and between ViewRay Incorporated and Euromechanics Medical GmbH.	S-1/A	10.19(b)	12/16/15

10.16(c)#	Amendment No. 2 to the Amended and Restated Joint Development and Supply Agreement, effective November 27, 2009, by and between ViewRay Incorporated and Euromechanics Medical GmbH.	S-1/A	10.19(c)	12/16/15

10.17#	Development and Supply Agreement, effective June 1, 2010, by and between ViewRay Incorporated and Quality Electrodynamics, LLC.	S-1/A	10.20	12/16/15

10.18(a)#	Standard Exclusive License Agreement with Sublicensing Terms, effective December 15, 2004, by and between ViewRay Incorporated and the University of Florida Research Foundation, Inc.	S-1/A	10.21(a)	12/16/15

10.18(b)#

Amendment No. 1 to the Standard Exclusive License Agreement with Sublicensing Terms, effective December 6, 2007, by and between ViewRay Incorporated and the University of Florida Research Foundation, Inc.

		S-1/A	10.21(b)	12/16/15

10.19	Warrant Agreement, effective December 16, 2013, by and between ViewRay Incorporated and Hercules Technology III, L.P.	S-1/A	10.23	12/16/15

10.20(a)#	Term Loan Agreement, effective June 26, 2015, by and among ViewRay Incorporated, the Subsidiary Guarantors (as defined therein), Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.	S-1/A	10.22	12/16/15

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

10.20(b)

Amendment No. 1 to Term Loan Agreement effective March 24, 2016, by and among ViewRay Technologies, Inc. (formerly known as ViewRay Incorporated), the Subsidiary Guarantors (as defined therein), Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.

		10-K	10.23(b)	3/28/16

10.20(c)	Amendment No. 2 to Term Loan Agreement dated April 12, 2017, by and among ViewRay Technologies, Inc. (formerly known as ViewRay Incorporated), the Subsidiary Guarantors (as defined therein), Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.	10-Q	10.1	8/7/17

10.20(d)	Amendment No. 3 to Term Loan Agreement effective September 30, 2017, by and among ViewRay Technologies, Inc. (formerly known as ViewRay Incorporated), the Subsidiary Guarantors (as defined therein), Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.	10-Q	10.1	11/13/17

10.20(e)

Amendment No. 4 to Term Loan Agreement effective December 31, 2017, by and among ViewRay Technologies, Inc. (formerly known as ViewRay Incorporated), the Subsidiary Guarantors (as defined therein), Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P

		10-K	10.23(e)	3/12/18

10.21(a)†	ViewRay Incorporated 2008 Stock Incentive Plan.	S-1/A	10.24(a)	12/16/15

10.21(b)†	Form of Incentive Stock Option and Reverse Vesting Agreement (Change of Control) under the 2008 Plan.	S-1/A	10.24(b)	12/16/15

10.21(c)†	Form of Incentive Stock Option and Reverse Vesting Agreement under the 2008 Plan.	S-1/A	10.24(c)	12/16/15

10.21(d)†	Form of Nonstatutory Stock Option and Reverse Vesting Agreement under the 2008 Plan.	S-1/A	10.24(d)	12/16/15

10.22†	Contingent Equity Agreement, effective January 8, 2008, by and among ViewRay Incorporated, James F. Dempsey, Ph.D., Russell S. Donda, Jim Carnall and William Wells.	S-1/A	10.25	12/16/15

10.23(a)†	ViewRay, Inc. 2015 Equity Incentive Award Plan.	S-1/A	10.26(a)	12/16/15

10.23(b)†	Form of Option Agreement under the 2015 Plan.	S-1/A	10.26(b)	12/16/15

10.23(c)†	Form of Restricted Stock Agreement under the 2015 Plan.	S-1/A	10.26(c)	12/16/15

10.23(d)†	Form of Restricted Stock Unit Agreement under the 2015 Plan.	S-1/A	10.26(d)	12/16/15

10.24†	Form of Indemnification Agreement for directors and executive officers.	S-1/A	10.27	12/16/15

10.25†	Agreement, effective June 11, 2008, by and among ViewRay Incorporated, James F. Dempsey, Ph.D., William W. Wells, James D. Carnall and Russell S. Donda.	S-1/A	10.28	12/16/15

10.26(a)†	ViewRay, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	10.29	12/16/15

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
10.26(b)†	ViewRay, Inc. 2015 Employee Stock Purchase Plan, as amended February 27, 2020.				X

10.27	Securities Purchase Agreement, dated as of August 19, 2016, by and among ViewRay, Inc. and the Purchasers named therein.	S-1	10.1	9/26/16

10.28	Registration Rights Agreement, dated as of August 22, 2016, by and among ViewRay, Inc. and the Purchasers named therein.	S-1	4.3	9/29/16

10.29	Securities Purchase Agreement, dated as of January 13, 2017, by and among ViewRay, Inc. and the Purchasers named therein.	10-K	10.33	3/17/17

10.30	Stockholders’ Agreement, dated as of January 13, 2017, by and among ViewRay, Inc. and the Purchasers named therein.	10-K	10.34	3/17/17

10.31	Agreement for Consulting Services by and among ViewRay, Inc. and Puissance Capital Management dated January 13, 2017.	10-Q	10.3	5/15/17

10.32	Securities Purchase Agreement, dated as of October 23, 2017, by and among ViewRay, Inc. and Fosun International Limited named therein.	8-K	10.1	10/25/17

10.33	Securities Purchase Agreement, dated as of October 23, 2017, by and among ViewRay, Inc. and the Purchasers named therein.	8-K	10.2	10/25/17

10.34	Registration Rights Agreement, dated as of October 23, 2017, by and among ViewRay, Inc. and Strong Influence Limited.	8-K	10.3	10/25/17

10.35	Registration Rights Agreement, dated as of October 23, 2017, by and among ViewRay, Inc. and KVP Capital, LP.	8-K	10.4	10/25/17

10.36	Amended and Restated Securities Purchase Agreement, dated as of March 5, 2018, by and among ViewRay, Inc. and Fosun International Limited named therein	10-K	10.40	3/12/18

10.37	Amended and Restated Registration Rights Agreement, dated as of March 5, 2018, by and among ViewRay, Inc. and Strong Influence Limited.	10-K	10.41	3/12/18

10.38	Warrant Agreement, effective February 25, 2018, by and between ViewRay Inc. and Strong Influence Limited.	10-K	10.42	3/12/18

10.39	Vanni Business Park Industrial Lease by and between Vanni Business Park, LLC and ViewRay, Inc. dated April 11, 2018.	10-Q	10.1	8/7/18

10.40	Second Amendment to Office Lease by and between BXP Research Park LP and ViewRay, Inc. dated September 1, 2018.	10-Q	10.2	8/7/18

10.41†	Offer Letter, dated September 10, 2018, between ViewRay, Inc. and James M. Alecxih.	10-Q	10.1	5/3/19

10.42†	Separation Agreement, dated January 14, 2020, by and between ViewRay Inc. and James M. Alecxih.				X

10.43†	Separation Agreement, dated September 30, 2019, by and between ViewRay Inc. and Ajay Bansal.	10-Q	10.1	11/12/19

10.44†	Employment Agreement, dated July 22, 2018, by and between ViewRay Inc. and Scott Drake.	10-Q	10.5	8/7/18

10.45†	Employment Agreement, dated July 22, 2018, by and between ViewRay Inc. and Shahriar Matin.	10-Q	10.6	8/7/18

10.46†	ViewRay, Inc. 2018 Equity Inducement Award Program.	S-8	99.1	8/10/18

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
10.47(a)	Loan and Security Agreement by and between Silicon Valley Bank, ViewRay, Inc. and ViewRay Technologies, Inc. dated December 28, 2018.	8-K	10.1	12/31/18

10.47(b)	First Amendment dated as of December 31, 2019 to Loan and Security Agreement by and among Silicon Valley Bank, ViewRay, Inc. and ViewRay Technologies, Inc.	8-K	10.1	12/31/19

10.48†	Amendment to Employment Agreement, dated December 20, 2018 by and between ViewRay Inc. and Scott Drake.	10-K	10.51	3/15/19

10.49†	Amendment to Employment Agreement, dated December 20, 2018 by and between ViewRay Inc. and Shar Matin.	10-K	10.52	3/15/19

10.50	At Market Issuance Sales Agreement, dated as of May 10, 2018, by and between ViewRay, Inc. and B. Riley FBR, Inc.	S-3	1.2	5/10/18

10.51+	Distribution Agreement by and between Chindex Shanghai International Trading Company Limited and ViewRay Technologies, Inc. dated November 29, 2019.				X

21	List of Subsidiaries.				X

23.1	Consent of Deloitte & Touche LLP.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101	Interactive Data Files of Financial Statements and Notes.				X

101.INS	Instant Document.				X

101.SCH	XBRL Taxonomy Schema Document.				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X

#	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
†	Indicates management contract or compensatory plan.
+	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2020.

VIEWRAY, INC.

By:	/s/ Scott Drake
Scott Drake
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Drake	Director, President and Chief Executive Officer	March 12, 2020
Scott Drake	(Principal Executive Officer)

/s/ Brian Knaley	Senior Vice President and Interim Chief Financial Officer	March 12, 2020
Brian Knaley	(Principal Financial and Accounting Officer)

/s/ Daniel Moore	Chairman of the Board	March 12, 2020
Daniel Moore

/s/ Caley Castelein, M.D.	Director	March 12, 2020
Caley Castelein, M.D.

/s/ James F. Dempsey, Ph.D.	Director and Chief Scientific Officer	March 12, 2020
James F. Dempsey, Ph.D.

/s/ Keith Grossman	Director	March 12, 2020
Keith Grossman

/s/ Scott Huennekens	Director	March 12, 2020
Scott Huennekens

/s/ Brian K. Roberts	Director	March 12, 2020
Brian K. Roberts

/s/ Gail Wilensky, Ph.D.	Director	March 12, 2020
Gail Wilensky, Ph.D.

/s/ Kevin Xie, Ph.D.	Director	March 12, 2020
Kevin Xie, Ph.D.