Form 10-Q
period 2020-03-31
ViewRay, Inc.
filed 2020-05-01
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 23, 2020, the registrant had 147,399,273 shares of common stock, $0.01 par value per share, outstanding.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	the effect of COVID-19 on our business operations and financial condition;
•	market acceptance of magnetic resonance imaging (“MRI”) guided radiation therapy;
•	the benefits of MR Image-Guided radiation therapy;
•	our ability to successfully sell and market MRIdian® in our existing and expanded geographies;
•	the performance of MRIdian in clinical settings;
•	competition from existing technologies or products or new technologies and products that may emerge;
•	the pricing and reimbursement of MR Image-Guided radiation therapy;
•	the implementation of our business model and strategic plans for our business and MRIdian;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering MRIdian;
•	our ability to obtain regulatory approval in targeted markets for MRIdian;
•	our ability to procure materials and components in connection with the manufacture and installation of MRIdian;
•	estimates of our future revenue, expenses, capital requirements and our need for additional financing;
•	our financial performance;
•	our expectations related to the MRIdian linear accelerator technology, or MRIdian Linac;
•	developments relating to our competitors and the healthcare industry; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, titled “Risk Factors” and discussed elsewhere in this Report, and in Part I, Item 1A, titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIEWRAY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$190,208	$226,783
Accounts receivable	21,490	16,817
Inventory	55,031	55,031
Deposits on purchased inventory	4,235	6,457
Deferred cost of revenue	3,554	3,466
Prepaid expenses and other current assets	5,849	3,310
Total current assets	280,367	311,864
Property and equipment, net	23,570	23,399
Restricted cash	1,860	1,404
Intangible assets, net	54	55
Right-of-use assets	11,175	11,720
Other assets	1,717	1,577
TOTAL ASSETS	$318,743	$350,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,232	$13,739
Accrued liabilities	16,310	21,390
Customer deposits	16,307	9,662
Operating lease liability, current	2,332	2,264
Current portion of long-term debt	6,222	1,556
Deferred revenue, current	9,861	10,457
Total current liabilities	58,264	59,068
Deferred revenue, net of current portion	3,193	3,553
Long-term debt	49,375	53,995
Warrant liabilities	2,504	5,373
Operating lease liability, noncurrent	9,865	10,479
Other long-term liabilities	1,528	1,377
TOTAL LIABILITIES	124,729	133,845
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at March 31, 2020 and December 31, 2019; 147,396,985 and 147,191,695 shares issued and outstanding at March 31, 2020 and December 31, 2019	1,464	1,462
Additional paid-in capital	739,258	733,888
Accumulated deficit	(546,708)	(519,176)
TOTAL STOCKHOLDERS’ EQUITY	194,014	216,174
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$318,743	$350,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Product	$11,470	$18,874
Service	2,661	1,291
Distribution rights	119	119
Total revenue	14,250	20,284
Cost of revenue:
Product	13,129	22,033
Service	3,228	3,615
Total cost of revenue	16,357	25,648
Gross margin	(2,107)	(5,364)
Operating expenses:
Research and development	6,337	5,031
Selling and marketing	5,823	4,885
General and administrative	15,788	15,109
Total operating expenses	27,948	25,025
Loss from operations	(30,055)	(30,389)
Interest income	695	220
Interest expense	(1,038)	(759)
Other income (expense), net	2,866	(2,433)
Loss before provision for income taxes	$(27,532)	$(33,361)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(27,532)	$(33,361)
Net loss per share, basic and diluted	$(0.19)	$(0.34)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	147,457,116	96,741,309

The accompanying notes are an integral part of these condensed consolidated financial statements

VIEWRAY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2020
Balance at December 31, 2019	147,191,695	$1,462	$733,888	$(519,176)	$216,174
Issuance of common stock from option exercises	2,870	—	2	—	2
Stock-based compensation	—	—	5,501	—	5,501
Issuance of common stock from releases of restricted stock units	202,420	2	(2)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(131)	—	(131)
Net loss	—	—	—	(27,532)	(27,532)
Balance at March 31, 2020	147,396,985	$1,464	$739,258	$(546,708)	$194,014

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended March 31, 2019
Balance at December 31, 2018	96,332,023	$952	$565,334	$(398,977)	$167,309
Issuance of common stock from option exercises	588,120	7	2,877	—	2,884
Stock-based compensation	—	—	4,552	—	4,552
Issuance of common stock from warrant exercises	12,955	—	—	—	—
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	92	—	92
Net loss	—	—	—	(33,361)	(33,361)
Balance at March 31, 2019	96,933,098	$959	$572,855	$(432,338)	$141,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,532)	$(33,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,463	946
Stock-based compensation	5,501	4,552
Accretion on asset retirement obligation	20	7
Change in fair value of warrant liabilities	(2,869)	3,120
Loss on disposal of property and equipment	12	—
Amortization of debt discount and interest accrual	177	141
Product upgrade reserve	(1,260)	5,601
Changes in operating assets and liabilities:
Accounts receivable	(4,673)	9,435
Inventory	—	(15,795)
Deposits on purchased inventory	2,222	500
Deferred cost of revenue	(952)	4,628
Prepaid expenses and other assets	(2,680)	(3,009)
Accounts payable	(6,415)	7,048
Accrued expenses and other long-term liabilities	(3,702)	1,278
Customer deposits and deferred revenue	5,689	(8,744)
Net cash used in operating activities	(34,999)	(23,653)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(451)	(1,249)
Net cash used in investing activities	(451)	(1,249)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of offering costs related to common stock public offering	(539)	—
Payment of debt issuance cost	—	(168)
Proceeds from the exercise of stock options	2	2,884
Payments for taxes related to net share settlement of equity awards	(132)	—
Net cash (used in) provided by financing activities	(669)	2,716
NET (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(36,119)	(22,186)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	228,187	169,365
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$192,068	$147,179
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,070	$750
Cash paid for taxes	$—	$7
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock warrants reclassified from liability to additional paid-in capital upon exercise	$—	$92
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$492
Transfer of property and equipment from inventory and deferred cost of revenue	$864	$246
Purchases of property and equipment in accounts payable and accrued liabilities	$986	$615
Offering costs included in accounts payable and accrued expenses	$191	$—

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

Since inception, ViewRay Technologies, Inc. has devoted substantially all of its efforts towards research and development, initial selling and marketing activities, raising capital and the manufacturing, shipment and installation of MRIdian systems. In May 2012, ViewRay Technologies, Inc. was granted clearance from the U.S. Food and Drug Administration, or FDA, to sell MRIdian with Cobalt-60. In November 2013, ViewRay Technologies, Inc. received its first clinical acceptance of a MRIdian with Cobalt-60 at a customer site, and the first patient was treated with that system in January 2014. ViewRay Technologies, Inc. has had the right to affix the CE mark to MRIdian with Cobalt-60 in the European Economic Area since November 2014. In September 2016, the Company received the rights to affix the Conformité Européene, or CE, mark to MRIdian Linac, and in February 2017, the Company received 510(k) clearance from the FDA to market MRIdian Linac. In February 2019, the Company received 510(k) clearance from the FDA for advancements in MRI and Functional imaging (T1/T2/DWI and 8 FPS cine) and High-Speed MLC.

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from public and private offerings and available borrowings under its term loan agreement, as well as cash receipts from its sales of MRIdian systems. These have historically been sufficient to meet working capital needs, capital expenditures, operating expenses, and debt service obligations. During the three months ended March 31, 2020, the Company incurred a net loss from operations of $27.5 million and used cash in operations of $35.0 million. The Company believes that its existing cash balance of $190.2 million as of March 31, 2020, together with anticipated cash proceeds from sales of MRIdian systems will be sufficient to provide liquidity to fund its obligations for at least the next 12 months.

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Effective January 1, 2020, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2018-13, Fair Value Measurement (Topic 820), which is intended to improve fair value and defined benefit disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures' specific requirements, and adding relevant disclosure requirements. No significant changes were made to our fair value disclosures in the notes to the consolidated financial statements in order to comply with ASU 2018-13.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 12, 2020, and have not changed significantly since that filing.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes".  Topic 740 reduces complexity in certain areas of accounting for income taxes and makes minor improvements to the codification. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of this update on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted FASB ASU 2018-13, Fair Value Measurements (Topic 820). Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The standard eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information, and modifies some disclosure requirements. As the result of the adoption the Company is no longer required to disclose (1) the amount of and the reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation process for Level 3 fair value measurements. Additionally, the Company is required to disclose (1) the changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. No significant changes were made to our fair value disclosures in the notes to the consolidated financial statements in order to comply with ASU 2018-13. Refer to Note 4, Fair Value of Financial Instruments.

3.	Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prototype	$16,525	$16,419
Machinery and equipment	15,891	15,816
Leasehold improvements	6,720	6,718
Furniture and fixtures	1,295	1,284
Software	1,389	1,389
Construction in progress	5,598	4,176
Property and equipment, gross	47,418	45,802
Less: accumulated depreciation and amortization	(23,848)	(22,403)
Property and equipment, net	$23,570	$23,399

Depreciation and amortization expense related to property and equipment were $1.5 million and $0.9 million during the three months ended March 31, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued payroll and related benefits	$6,134	$9,577
Accrued accounts payable	4,716	4,764
Payroll withholding tax, sales and other tax payable	1,070	1,066
Accrued legal, accounting and professional fees	1,276	1,175
Product upgrade reserve	2,534	3,794
Other	580	1,014
Total accrued liabilities	$16,310	$21,390

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Deferred revenue:
Product	$3,026	$3,141
Service	7,751	8,473
Distribution rights	2,277	2,396
Total deferred revenue	13,054	14,010
Less: current portion of deferred revenue	(9,861)	(10,457)
Noncurrent portion of deferred revenue	$3,193	$3,553

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued interest, noncurrent portion	$647	$516
Other	881	861
Total other-long term liabilities	$1,528	$1,377

4.	Fair Value of Financial Instruments

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

Level 1—Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3—Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at March 31, 2020 and December 31, 2019. Level 3 liabilities that are measured on a recurring basis relate to the 2017 and 2016 Placement Warrants, as described in Note 9. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock, volatility and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 9). During the three months ended March 31, 2020, no warrants were exercised. During the three months ended March 31, 2019, warrants to purchase 21,571 shares of common stock were exercised and the aggregate fair value upon exercise of $0.1 million was reclassified from liabilities to additional paid-in-capital.

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2020 and 2019, the Company recorded a gain of $2.9 million and a loss of $3.1 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. There were no transfers between Level 1, Level 2 and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At March 31, 2020
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$1,896	$1,896
2016 Placement Warrants Liability	—	—	608	608
Total	$—	$—	$2,504	$2,504

	December 31, 2019
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$1,330	$1,330
2016 Placement Warrants Liability	—	—	4,043	4,043
Total	$—	$—	$5,373	$5,373

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

	Three Months Ended March 31,
	2020	2019
Fair value, beginning of period	$5,373	$11,844
Change in fair value of Level 3 financial liabilities	(2,869)	3,120
Fair value of 2016 Placement Warrants at exercise	—	(66)
Fair value of 2017 Placement Warrants at exercise	—	(26)
Fair value, end of period	$2,504	$14,872

5.	Debt

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

The SVB Term Loan requires that the Company maintain a minimum cash balance in accounts at Silicon Valley Bank or one of its affiliates or else comply with a liquidity ratio and/or a minimum revenue financial covenant. On December 31, 2019, we entered into the First Amendment (the Amendment) to the SVB Term Loan. The Amendment, among other things, amended the SVB Term Loan to (i) suspend testing of the minimum revenue financial covenant for the fiscal quarter ended December 31, 2019, (ii) provide for the minimum trailing twelve-month revenue thresholds under the minimum revenue financial covenant for periods ending on the last day of fiscal quarters in fiscal years subsequent to 2020 to be determined annually at the greater of (a) a 25% cushion to revenue forecasts provided by the Company to SVB and (b) 10% year-over-year annual growth, unless otherwise agreed, (iii) increase the minimum liquidity ratio financial covenant from 1.50:1.00 to 1.75:1.00 and (iv) increase the prepayment premium from 1.00% to 2.00% for amounts prepaid under the SVB Term Loan prior to the maturity date thereof, subject to certain exceptions.

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

The SVB Term Loan includes standard events of default, including, among other things, subject in certain cases to customary grace periods, thresholds and notice requirements, the Company’s failure to fulfill its obligations under the SVB Term Loan or the occurrence of a material adverse change in the Company's business, operations, or condition (financial or otherwise). In the event of default by the Company under the SVB Term Loan, Silicon Valley Bank would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the SVB Term Loan, which could harm the Company's financial condition.

The Company’s scheduled future payments on the SVB Term Loan at March 31, 2020 are as follows (in thousands):

Year Ended December 31,
The remainder of 2020	$1,555
2021	18,667
2022	18,667
2023	17,111
2024	—
Total future principal payments	56,000
Less: unamortized debt discount	(403)
Carrying value of long-term debt	55,597
Less: current portion	(6,222)
Long-term portion	$49,375

6.	Commitments and Contingencies

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

In recognition of the right-of-use assets and the related lease liabilities, the options to extend the lease term have not been included as the Company is not reasonably certain that it will exercise any such option. At March 31, 2020, the weighted-average remaining lease term in years is 5.1 years and the weighted-average discount rate used is 7.7%.

The Company recognized the following lease costs arising from lease transactions (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$781	$626

The Company recognized the following cash flow transactions arising from lease transactions (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$783	$514
Right-of-use assets obtained in exchange for new operating lease liabilities	—	492

At March 31, 2020, the future payments and interest expense for the operating leases are as follows (in thousands):

Year Ending December 31,	Future Payments
The remainder of 2020	$2,364
2021	2,831
2022	2,497
2023	2,571
2024	2,604
2025	1,924
Total undiscounted cash flows	$14,791
Less: imputed interest	(2,594)
Present value of lease liabilities	$12,197

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

Class Action Litigation

On September 13, 2019, a class action complaint for violation of federal securities laws was filed in U.S. District Court for the Northern District of Ohio against the Company, its chief executive officer, chief scientific officer and former chief financial officer. On December 19, 2019, the court appointed Plymouth County Retirement Association as the lead plaintiff and on February 28, 2020, the lead plaintiff filed an amended complaint asserting securities fraud claims against ViewRay, our chief executive officer, chief operating officer, chief scientific officer, and our former chief executive officer and former chief financial officer. Now captioned Plymouth County Retirement Assoc. v. ViewRay, Inc., et al, the amended complaint, purportedly brought on behalf of all purchasers of the Company’s common stock between March 10, 2018 until January 13, 2020, alleges that the Company violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts concerning the Company’s business, operations, and financial results and seeks damages, interest, and other relief. The Company believes the allegations in the complaint are without merit and intends to vigorously defend the litigation.

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

At March 31, 2020, the Company had $2.7 million in outstanding firm purchase commitments.

7.	Revenue

The Company derives revenue primarily from the sale of MRIdian systems and related services as well as support and maintenance services on sold systems. Revenue is categorized as product revenue, service revenue and distribution rights revenue.

The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended March 31,
	2020	2019
U.S.
Product	$1,618	$—
Service	1,466	634
Total U.S. revenue	$3,084	$634

Outside of U.S. ("OUS")
Product	$9,852	$18,874
Service	1,195	657
Distribution rights	119	119
Total OUS revenue	$11,166	$19,650

Total
Product	$11,470	$18,874
Service	2,661	1,291
Distribution rights	119	119
Total revenue	$14,250	$20,284

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

Product Revenue

Product revenue is derived primarily from the sales of MRIdian systems. The system contains both software and non-software components that together deliver essential functionality.

For contracts in which control of the system transfers upon delivery and inspection, the Company recognizes revenue for the systems at the point in time when delivery and inspection by the customer has occurred. For these same contracts, the Company recognizes installation revenue over the period of installation as the installation services are performed and control is transferred to the customer. For all contracts in which control transfers upon post-installation customer acceptance, revenue for the system and installation are recognized upon customer acceptance.

Certain customer contracts with distributors do not require ViewRay to complete installation at the ultimate user site, and the distributors may either perform the installation themselves or hire another party to perform the installation. For sales of MRIdian systems for which the Company is not responsible for installation, revenue recognition generally occurs when the entire system is shipped, which is when the control of the system is transferred to the customer.

Service Revenue

Service revenue is derived primarily from maintenance services. The maintenance and support service is a stand-ready obligation which is performed over the term of the arrangement and, as a result, service revenue is recognized ratably over the service period as the customers benefit from the service throughout the service period.

Distribution Rights Revenue

In December 2014, the Company entered into a distribution agreement with Itochu Corporation pursuant to which it appointed Itochu as its exclusive distributor for the promotion, sale and delivery of its MRIdian products within Japan. In consideration of the exclusive distribution rights granted, the Company received $4.0 million, which was recorded as deferred revenue. Starting in August 2016, the distribution rights revenue is recognized ratably over the remaining term of the distribution agreement of approximately 8.5 years. A time-elapsed method is used to measure progress because control is transferred evenly over the remaining contractual period.

Contract Balances

The timing of revenue recognition, billings and cash collections results in short-term and long-term trade receivables, customer deposits, deferred revenues and deferred cost of revenue on the condensed consolidated balance sheets.

Trade receivables are recorded at the original invoiced amount, net of an estimated allowance for credit losses. Trade credit is generally extended on a short-term basis. The Company occasionally provides for long-term trade credit for its maintenance services so that the period between when the services are rendered to its customers and when the customers pay for that service is within one year. Thus, the Company’s trade receivables do not bear interest or contain a significant financing component. Long-term trade receivables of $0.3 million and $0.2 million were reported within other assets in the condensed consolidated balance sheets at March 31, 2020 and at December 31, 2019, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate and are expected to be collected two to three years from the date of invoice as the underlying maintenance services are rendered. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. This contract asset is recorded as an unbilled receivable and reported as part of accounts receivable on the consolidated balance sheets.

Trade receivables are periodically evaluated for collectability based on past credit history of the respective customers and their current financial condition. Changes in the estimated collectability of trade receivables are included in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the estimated allowance for credit losses. The Company generally does not require collateral for trade receivables. There were no estimated allowances for credit losses recorded at March 31, 2020 or December 31, 2019.

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

During the three months ended March 31, 2020, the Company recognized $3.3 million of revenues that was included in the deferred revenue balance at the beginning of the reporting period. During the three months ended March 31, 2019, the Company recognized $7.9 million of revenues that were included in the deferred revenue balance at the beginning of the reporting period.

Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company estimates the transaction price at contract inception, including any variable consideration, and updates the estimate each reporting period for any changes. There were no amounts recognized during the three months ended March 31, 2020 from performance obligations satisfied in the prior period. For the three months ended March 31, 2019, the Company recognized $0.9 million in revenue from performance obligations satisfied in the prior period.

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

At-The-Market Offering of Common Stock

In January 2019, the Company filed a registration statement with the SEC which covers the offering, issuance and sale of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units, including up to $100.0 million of the Company’s common shares that may be sold pursuant to the Company’s at-the-market offering program with FBR Capital Markets & Co. (“FBR”). The shares in the December 2019 Public Offering of Common stock were sold pursuant to the January 2019 registration statement and did not impact the $100.0 million of our common shares pursuant to our at-the-market offering program with FBR. The Company has not sold any securities under the 2019 registration statement pursuant to its at-the-market offering program.

9.	Warrants

Equity Classified Common Stock Warrants

In connection with a debt financing in December 2013, the Company issued warrants to purchase 128,231 shares of its common stock with an exercise price of $5.84 per share. These warrants are exercisable any time at the option of the holder until December 16, 2023. In August 2019, the Company issued 36,457 shares of its common stock upon the net exercise of 128,231 2013 Placement Warrants. All of the December 2013 Placement Warrants have been exercised and none of the warrants are outstanding at March 31, 2020.

In connection with the merger of the Company and ViewRay Technologies, Inc. in July 2015, or the Merger, in July and August 2015, the Company conducted a private placement offering as part of which the Company issued warrants, or the 2015 Placement Warrants, that provide the warrant holder the right to purchase 198,760 shares of common stock at an exercise price of $5.00 per share. The 2015 Placement Warrants are exercisable at any time at the option of the holder until the five-year anniversary of its date of issuance. During the year ended December 31, 2018, the Company issued 92,487 shares of its common stock upon the net exercise of 159,010 shares of the 2015 Placement Warrants. The remaining 39,750 shares of the 2015 Placement Warrants have not been exercised and remained outstanding at March 31, 2020.

In connection with the March 2018 Direct Registered Offering, the Company issued warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share. The 2018 Offering Warrants became exercisable upon issuance and expire in March 2025. None of the 2018 Offering Warrants have been exercised to date and they all remained outstanding at March 31, 2020.

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

Liability Classified Common Stock Warrants

In connection with the 2017 and 2016 Private Placements, the Company issued warrants that provide the warrant holder the right to purchase 1,720,512 and 1,380,745 shares of common stock. The 2017 and 2016 Placement Warrants contain protection whereby the warrant holders will have the right to receive cash in the amount equal to the Black-Scholes value of the warrants upon the occurrence of a change of control, as defined in the warrant agreement. The 2017 and 2016 Placement Warrants were accounted for as a liability at the date of issuance and are adjusted to fair value at each balance sheet date, with the change in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The key terms of the 2017 and 2016 Placement Warrants are as follows:

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Three Months Ended March 31, 2020	Warrants Outstanding at March 31, 2020
2017 Placement Warrants	January 2017	7 years	$3.17	—	1,618,890
2016 Placement Warrants	August and September 2016	7 years	$2.95	—	537,263
Total				—	2,156,153

During the three months ended March 31, 2020 and 2019, the Company recorded a gain of $2.9 million and a loss of $3.1 million, respectively, related to the change in fair value of the 2016 and 2017 Placement Warrants. The fair value of the 2016 and 2017 Placement Warrants at March 31, 2020 and December 31, 2019, respectively, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	2017 Placement Warrants		2016 Placement Warrants
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Expected term (in years)	3.8	4.0	3.4	3.6
Expected volatility	72.9%	68.0%	71.9%	67.5%
Risk-free interest rate	0.3%	1.7%	0.3%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

10.	Stock-Based Compensation

A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at December 31, 2019	948,415	11,165,846	$7.44	7.6	$1,907
Additional options authorized	5,887,667
Options granted	(194,500)	194,500	2.41
Options exercised	—	(2,870)	0.75
Options cancelled	944,524	(944,524)	7.13
Withheld shares to pay for taxes on released RSUs	45,913
RSUs granted	(4,178,620)
RSUs forfeited	292,145
Balance at March 31, 2020	3,745,544	10,412,952	$7.37	7.4	$865
Vested and exercisable at March 31, 2020		5,437,954	$6.52	6.4	$799
Vested and expected to vest at March 31, 2020		10,011,820	$7.31	7.4	$857

The weighted-average grant date fair value of options granted to employees was $1.46 and $4.78 per share during the three months ended March 31, 2020 and 2019, respectively. The grant date fair values of options vested was $3.0 million and $1.2 million during the three months ended March 31, 2020 and 2019, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic values of options exercised was $0.0 million and $1.9 million during the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020, total unrecognized compensation cost related to stock options granted to employees, net of estimated forfeitures, was $21.9 million which is expected to be recognized over a weighted-average period of 2.5 years.

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

The fair value of employee stock options is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected term (in years)	6.1	6.0
Expected volatility%	66.5%	60.4%
Risk-free interest rate%	1.4%	2.6%
Expected dividend yield%	0.0%	0.0%

Restricted Stock Units

From time to time, the Company grants Restricted Stock Units, or RSUs, to its board of directors and certain employees for their services. Certain board members elected RSUs in lieu of retainer and committee service fees, which vest over a period of time from the grant date and will be released and settled upon termination of the board member’s services or the occurrence of a change in control event. In January 2020, the Company granted RSUs to its Board of Directors as part of the director compensation program. These RSUs granted to board members vest in full on the date of our Annual Meeting of Stockholders. In January 2020, the Company granted RSUs to the Company’s CEO that vest annually at 42% on the first anniversary date of the grant, and 29% on the second and third anniversary date of the grant. In January and March of 2020, the Company granted RSUs to several employees. These RSUs vest in equal annual installments over three years from the grant date and are subject to the participants continuing service to the Company over that period. The fair value of RSUs is based on the closing market price of the Company’s common stock on the grant date.

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	4,379,777	$5.14
RSUs granted	4,178,620	3.09
RSUs vested	(263,565)	7.08
RSUs forfeited	(292,145)	3.57
Unvested at March 31, 2020	8,002,687	$4.06
Vested and unreleased	131,576
Outstanding at March 31, 2020	8,134,263

The total grant date fair value of RSUs awarded was $12.9 million for the three months ended March 31, 2020. The total fair value of RSUs vested was $1.9 million for the three months ended March 31, 2020. The total grant date fair value of RSUs awarded was $5.0 million for the three months ended March 31, 2019. The total fair value of RSUs vested was $0.1 million for the three months ended March 31, 2019.

As of March 31, 2020, total unrecognized stock-based compensation cost related to RSUs was $25.2 million, which is expected to be recognized over a weighted-average period of 2.3 years. At March 31, 2020, we expect 7,546,191 RSUs to vest.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss is classified as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$238	$583
Research and development	520	878
Selling and marketing	216	277
General and administrative	4,527	2,814
Total stock-based compensation expense	$5,501	$4,552

Stock-based compensation relating to stock-based awards granted to consultants was insignificant during the three months ended March 31, 2020 and 2019.

11.	Income Tax

Due to the current operating losses, the Company recorded zero income tax expense during the three months ended March 31, 2020 and 2019, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations. The federal and state effective tax rate before valuation allowance is approximately 24% for the three months ended March 31, 2020.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss, or NOL, carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of March 31, 2020. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had unrecognized tax benefits of $2.6 million and $2.2 million at March 31, 2020 and December 31, 2019, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. At March 31, 2020 and December 31, 2019, there were no accrued interest and penalties related to uncertain tax positions.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2020.

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

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	8,570,416	8,399,374
Common stock warrants	3,614,019	4,404,673
Restricted stock units	1,455,610	511,329
Total	13,640,045	13,315,376
13.	Related Party Transactions

In December 2004, the Company entered into a licensing agreement with the University of Florida Research Foundation, or UFRF, whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a 1% royalty, with a minimum $0.1 million royalty payment per quarter, from sales of products developed and sold by the Company utilizing the licensed patents. Minimum royalty payments in any calendar year are credited against earned royalties for such calendar year. Royalty expenses based on 1% of net sales were $0.1 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively, and were recorded as product cost of revenue.

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

Under the distribution agreement, Chindex will act as the Company’s distributor and regulatory agent for the sale and delivery of its MRIdian products within the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. The distribution agreement has an initial term of five years with an option to renew for an additional five years. Under the distribution agreement, the Company will supply its products and services to Chindex based on an agreed upon price between the Company and Chindex. In accordance with the agreement, Chindex agreed to pay ViewRay an upfront fee, portions of which may be refundable under certain conditions, of $3.5 million, payable in three installments: (i) the first installment of $1.5 million due approximately 60 days after the effectiveness of the distribution agreement; (ii) the second installment of $1.0 million due on the first anniversary from the effective date of the agreement; and (iii) the third installment of $1.0 million due on the second anniversary from the effective date of the agreement. No amounts have been received as of March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report filed with the SEC on March 12, 2020. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Quarterly Report and the Annual Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.

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

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed consolidated financial statements contained in this Quarterly Report, which we have prepared in accordance with U.S. GAAP. You should read the discussion and analysis together with such condensed consolidated financial statements and the related notes thereto.

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

•

In February 2019, we received 510(k) clearance for advancements in MRI and Functional imaging (T1/T2/DWI and 8 FPS cine) and High-Speed MLC. In December 2019, we received the CE mark for these advancements in the EEA.

•	We are also seeking required MRIdian Linac approvals in other countries.

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

At March 31, 2020, four MRIdian with Cobalt-60 systems and 32 MRIdian Linac systems are in operation at 34 customers worldwide (15 in the United States and 19 outside the United States). In addition, seven MRIdian Linacs have been delivered to customers that are in varying stages of deployment.

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

We generated total revenue of $14.3 million and $20.3 million, and had net losses of $27.5 million and $33.4 million, during the three months ended March 31, 2020 and 2019, respectively.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	navigate our business activities through the impacts of the coronavirus pandemic;
•	continue our research and development efforts;
•	seek regulatory approval for MRIdian in certain foreign countries; and
•	operate as a public company.

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

Impact of the Coronavirus Disease

The coronavirus pandemic, the likely resulting recession and its follow-on effects has impacted and will likely continue to impact business activity across industries worldwide, including ViewRay.

Due to pandemic-related factors like the delays in service from our global supply chain partners and restrictions imposed by government agencies and our customers in response to the spread of coronavirus, we have experienced delays in installation of systems in Asia and Europe. Similarly, our ability to conduct commercial efforts with our customers have been and are likely to continue to be disrupted as customers have suspended in-person sales calls and turned their focus to dealing with the impact of the coronavirus on their operations. Should the impact of coronavirus result in a global recession, our ability to conduct our business and to access capital markets could be materially impacted; and capital equipment sales, which make up the majority of our revenue, may take longer than other areas of the economy in a recovery, which may have a material impact on our business. The coronavirus pandemic continues to develop rapidly, and additional impacts may arise that we are not aware of currently.

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

During the three months ended March 31, 2020, we received four new orders for MRIdian systems, totaling $22.6 million. At March 31, 2020, we had total backlog of $230.8 million.

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

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or net realizable value inventory, or LCNRV, adjustments if the carrying value of the inventory is greater than its net realizable value. There was no LCNRV charge for the three months ended March 31, 2020 and 2019.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue:
Product	$11,470	$18,874
Service	2,661	1,291
Distribution rights	119	119
Total revenue	14,250	20,284
Cost of revenue:
Product	13,129	22,033
Service	3,228	3,615
Total cost of revenue	16,357	25,648
Gross margin	(2,107)	(5,364)
Operating expenses:
Research and development	6,337	5,031
Selling and marketing	5,823	4,885
General and administrative	15,788	15,109
Total operating expenses:	27,948	25,025
Loss from operations	(30,055)	(30,389)
Interest income	695	220
Interest expense	(1,038)	(759)
Other income (expense), net	2,866	(2,433)
Loss before provision for income taxes	(27,532)	(33,361)
Provision for income taxes	—	—
Net loss	$(27,532)	$(33,361)

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Product	$11,470	$18,874	$(7,404)
Service	2,661	1,291	1,370
Distribution rights	119	119	—
Total revenue	$14,250	$20,284	$(6,034)

Total revenue during the three months ended March 31, 2020 decreased by $6.0 million compared to the three months ended March 31, 2019. The decrease was primarily due to a $7.4 million decrease in product revenue and offset by a $1.4 million increase in service revenue during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Product Revenue. Product revenue decreased by $7.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily due to the revenue recognized on one fewer MRIdian Linac system in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. In addition, for the three months ended March 31, 2019, the Company recognized $0.9 million in revenue from performance obligations satisfied in 2018.

Service Revenue. Service revenue increased by $1.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the increase in installed base.

Distribution Rights Revenue. Distribution rights revenue remained flat, as expected based on the ratable recognition of revenue over the term of this agreement, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Cost of Revenue

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Product	$13,129	$22,033	$(8,904)
Service	3,228	3,615	(387)
Total cost of revenue	$16,357	$25,648	$(9,291)

Product Cost of Revenue. Product cost of revenue decreased by $8.9 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was attributable to one fewer MRIdian Linac system recognized during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. In addition, total cost of revenue in the three months ended March 31, 2019 was impacted by approximately $7.0 million of charges, primarily driven by higher than anticipated installation costs related to historical upgrade commitments. The $7.0 million includes $5.6 million of one-time charges and $1.4 million of expenses.

Service Cost of Revenue. Service cost of revenue increased by $0.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the increase in installed based for the three months ended March 31, 2020.

Operating Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Research and development	$6,337	$5,031	$1,306
Selling and marketing	5,823	4,885	938
General and administrative	15,788	15,109	679
Total operating expenses	$27,948	$25,025	$2,923

Research and Development. Research and development expenses during the three months ended March 31, 2020 increased by $1.3 million compared to the three months ended March 31, 2019. The increase was primarily attributable to an $0.8 million increase in personnel expense due to an increase in headcount and a $0.3 million increase in facilities costs.

Selling and Marketing. Selling and marketing expenses during the three months ended March 31, 2020 increased by $0.9 million compared to the three months ended March 31, 2019. The increase was primarily attributable to a $0.9 million increase in personnel expense, which includes $0.6 million of severance pay to our former Chief Commercial Officer and a $0.2 million increase in employee commissions.

General and Administrative. General and administrative expenses during the three months ended March 31, 2020 increased by $0.7 million compared to the three months ended March 31, 2019. This increase was primarily driven by a $0.9 million increase in legal costs and a $0.3 million increase in personnel expense. The increases were partially offset by a $0.4 million decrease in travel costs and a $0.2 million decrease in consulting and other professional services.

Interest Income

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Interest income	$695	$220	$475

Interest income increased by $0.5 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in invested funds in 2020.

Interest Expense

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Interest expense	$(1,038)	$(759)	$(279)

Interest expense related to the SVB Term Loan increased by $0.3 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Other Income (Expense), Net

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Other income (expense), net	$2,866	$(2,433)	$5,299

Other income (expense), net during the three months ended March 31, 2020 consisted primarily of a $2.9 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants as a result in the reduction of the Company’s stock price. Other income (expense), net during the three months ended March 31, 2019 consisted primarily of a $3.1 million increase in fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants and offset by $0.9 million of income related to insurance proceeds.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the three months ended March 31, 2020 and 2019, we had net losses of $27.5 million and $33.4 million, respectively. At March 31, 2020 and December 31, 2019, we had an accumulated deficit of $546.7 million and $519.2 million, respectively.

At March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $190.2 million and $226.8 million, respectively. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed and delivered. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and public or private debt. In December 2019, we raised aggregate gross proceeds of $149.6 million via a public offering, in which we sold approximately 47.8 million shares of our common stock at a price of $3.13 per share. We expect that our existing cash and cash equivalents, together with proceeds from the sales of MRIdian systems, will enable us to conduct our planned operations for at least the next 12 months.

However, the coronavirus pandemic and the likely resulting recession and its follow-on effects are impacting and will likely continue to impact our business activities. For further discussion, see the section titled “Impact of the Coronavirus Disease” included above. We have initiated a contingency plan with the goal to reduce our cash usage by approximately $30 million during the remainder of 2020, largely through reductions in operating expense, working capital and company-wide salary reductions.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(34,999)	$(23,653)
Cash used in investing activities	$(451)	$(1,249)
Cash (used in) provided by financing activities	$(669)	$2,716

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

During the three months ended March 31, 2020, cash used in operating activities was $35.0 million, resulting from our net loss of $27.5 million, a $10.5 million net decrease in our operating assets and liabilities, and offset by aggregate non-cash charges of $3.0 million.

•

Non-cash charges included $5.5 million of stock-based compensation expense, $1.5 million of depreciation and amortization expense, a $2.9 million gain related to the change in fair value of the 2017 and 2016 Placement Warrants, and $1.3 million for the release of historical upgrade commitments.

•

The net change in our operating assets and liabilities was primarily a result of changes in accounts payable, accrued expense and other liabilities, and deposits on purchased inventory, which were partially offset by changes in customer deposits and deferred revenue, accounts receivable and prepaid and other assets. Accounts payable decreased $6.4 million and accrued expenses and other liabilities decreased $3.7 million, respectively, due to timing of payments. Accounts receivable increased $4.7 million resulting from the timing of collections. Prepaid and other assets increased $2.7 million mainly due to timing of prepayments. The net change in our operating assets and liabilities was partially offset by an increase in customer deposits and deferred revenue of $5.7 million mainly due timing of revenue recognition milestones and a $2.2 million decrease of deposits on purchased inventory.

During the three months ended March 31, 2019, cash used in operating activities was $23.7 million, as a result of our net loss of $33.4 million, a $4.7 million net change in our operating assets and liabilities, and offset by aggregate non-cash charges of $14.4 million.

•

Non-cash charges included $4.6 million of stock-based compensation expense, $0.9 million of depreciation and amortization expense, a $3.1 million loss related to the change in fair value of the 2017 and 2016 Placement Warrants, $5.6 million for historical upgrade commitments and $0.1 million of amortization of debt discount and interest accrual related to the SVB Term Loan.

•

The net change in our operating assets and liabilities was primarily a result of changes in inventory, and customer deposits and deferred revenue, which was partially offset by changes in accounts receivable, deferred cost of revenue, accounts payable, and accrued expenses and other liabilities. Inventory increased $15.8 million, in anticipation of upcoming shipments and installations of MRIdian systems. Customer deposits and deferred revenue decreased $8.7 million as a result of revenue recognized for the three units of MRIdian system sales and one unit of system upgrade partially offset by additional accrual for the units currently being installed. The net change in our operating assets and liabilities was partially offset by a decrease in accounts receivable of $6.8 million resulting from the timing of collections. Deferred costs decreased by $4.6 million mainly due to the revenue recognized in the first three months of 2019. Accounts payable increased $7.0 million resulting from the build of inventory and the resulting payments. Accrued expense and other liabilities increased by a $1.3 million mainly due to an increase in payroll and related benefits and accrued travel costs.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2020 and 2019 of $0.5 million and $1.2 million, respectively, resulted from capital expenditures to purchase property and equipment.

Financing Activities

During the three months ended March 31, 2020, financing activities used $0.7 million in cash, consisting primarily of $0.5 stock offering costs.

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

On December 31, 2019, we entered into the First Amendment (the Amendment) to the SVB Term Loan. The Amendment, among other things, amended the SVB Term Loan to (i) suspend testing of the minimum revenue financial covenant for the fiscal quarter ended December 31, 2019, (ii) provide for the minimum trailing twelve-month revenue thresholds under the minimum revenue financial covenant for periods ending on the last day of fiscal quarters in fiscal years subsequent to 2020 to be determined annually at the greater of (a) a 25% cushion to revenue forecasts provided by the Company to SVB and (b) 10% year-over-year annual growth, unless otherwise agreed, (iii) increase the minimum liquidity ratio financial covenant from 1.50:1.00 to 1.75:1.00 and (iv) increase the prepayment premium from 1.00% to 2.00% for amounts prepaid under the SVB Term Loan prior to the maturity date thereof, subject to certain exceptions.

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

We were in compliance with all financial covenants under the SVB Term Loan at March 31, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of March 31, 2020 and December 31, 2019. Additionally, there were no material changes to our contractual obligations described in our Annual Report on Form 10-K filed with the SEC on March 12, 2020.

For our contractual obligations that are expected to have an effect on our liquidity and cash flow, see section “Notes to Condensed Consolidated Financial Statements – Note 6 – Commitments and Contingencies” in the condensed consolidated financial statements and “Note 5 – Debt” in the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses. We evaluate our estimates and assumptions on an ongoing basis. Our estimates and assumptions are based on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There have been no significant changes to our accounting policies during the three months ended March 31, 2020, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 12, 2020. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and interim chief financial officer, or interim CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and interim CFO have concluded that as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such required information is accumulated and communicated to our management, including our CEO and interim CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Class Action Litigation

On September 13, 2019, a class action complaint for violation of federal securities laws was filed in U.S. District Court for the Northern District of Ohio against the Company, our chief executive officer, chief scientific officer and former chief financial officer. On December 19, 2019, the court appointed Plymouth County Retirement Association as the lead plaintiff and on February 28, 2020, the lead plaintiff filed an amended complaint asserting securities fraud claims against ViewRay, our chief executive officer, chief operating officer, chief scientific officer, and our former chief executive officer and former chief financial officer, Now captioned Plymouth County Retirement Assoc. v. ViewRay, Inc., et al., the amended complaint, purportedly brought on behalf of all purchasers of our common stock between May 10, 2018 until January 13, 2020, alleges that we violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts concerning the Company’s business, operations, and financial results and seeks damages, interest, and other relief. We believe the allegations in the complaint are without merit and intend to vigorously defend the litigation.

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

Item 1A. Risk Factors

Except with respect to the risk factor set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019. If any of the risks discussed in our Annual Report on Form 10-K are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Risks Related to Our Business and Strategy

The coronavirus disease has been declared a pandemic by the World Health Organization and has spread to many parts of the world and will adversely affect our business operations and financial condition.

The coronavirus disease has been declared a pandemic by the World Health Organization, or WHO, and has spread to many parts of the world and will adversely affect our business operations and financial condition. The outbreak continues to grow globally and government and private sector responsive actions will adversely affect our business operations. It is impossible to predict the effect and potential spread of the coronavirus globally.

Should the coronavirus continue to spread, our business plans will be further materially delayed or interrupted. Our sales and revenue cycles, including MRIdian orders, deliveries and installation, as well as our other business operations, are likely to be significantly delayed as we experience adverse impacts, including but not limited to our teammates, global supply chain partners, transportation service providers, and customers. For example, along with delays in service from our global supply chain partners, we have experienced delays in installation of systems in Asia and Europe due to the restrictions imposed by government agencies and our customers in response to the spread of coronavirus. Similarly, our ability to conduct commercial efforts with our customers have been and are likely to continue to be disrupted as customers have suspended in-person sales calls and turned their focus to dealing with the impact of coronavirus on their operations. We have initiated a contingency plan with the goal to reduce our cash usage by approximately $30 million during the remainder of 2020, largely through reductions in operating expense, working capital and company-wide salary reductions; however, if our business operations continue to be adversely impacted by the spread of coronavirus, our costs associated with operating our business could be significantly higher than planned, which may have a material impact on our business. The coronavirus could also further adversely impact our teammate population, as well as our near-term and long-term revenues, earnings and cash flow and may require significant additional expenditures to mitigate such impacts. Should the impact of coronavirus result in a global recession, our ability to conduct our business and to access capital markets could be materially impacted; and capital equipment sales, which make up the majority of our revenue, may take longer than other areas of the economy in a recovery, which may have a material impact on our business.  This situation continues to develop rapidly, and additional impacts may arise that we are not aware of currently.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Exhibit	Date Filed	Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws of ViewRay, Inc.	8-K	3.2	5/10/18

10.1	Separation Agreement, dated January 7, 2020, by and between ViewRay Inc. and James M. Alecxih.	10-K	10.41	3/12/20

10.2	ViewRay, Inc. 2015 Employee Stock Purchase Plan, as amended February 27, 2020.	10-K	10.26(b)	3/12/20

10.3	Severance Agreement, dated January 22, 2020, by and between ViewRay Inc. and Richard “Brian” Knaley				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101	Interactive Data Files of Financial Statements and Notes				X
101.INS	Instant Document				X

101.SCH	XBRL Taxonomy Schema Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

_____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWRAY, INC.

Dated: May 1, 2020	By:	/s/ Scott Drake
	Name:	Scott Drake
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 1, 2020	By:	/s/ Brian Knaley
	Name:	Brian Knaley
	Title:	Senior Vice President and Interim Chief Financial Officer
(Principal Financial Officer)