Form 10-Q
period 2020-06-30
ViewRay, Inc.
filed 2020-07-31
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 23, 2020, the registrant had 147,944,735 shares of common stock, $0.01 par value per share, outstanding.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	the effect of coronavirus and its associated disruption to the global economy and our business operations and financial condition;
•	market acceptance of magnetic resonance imaging (“MRI”) guided radiation therapy;
•	the benefits of MR Image-Guided radiation therapy;
•	our ability to successfully sell and market MRIdian® in our existing and expanded geographies;
•	the performance of MRIdian in clinical settings;
•	competition from existing technologies or products or new technologies and products that may emerge;
•	the pricing and reimbursement of MR Image-Guided radiation therapy;
•	the implementation of our business model and strategic plans for our business and MRIdian;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering MRIdian;
•	our ability to obtain regulatory approval in targeted markets for MRIdian;
•	our ability to procure materials and components in connection with the manufacture and installation of MRIdian;
•	estimates of our future revenue, expenses, capital requirements and our need for additional financing;
•	our financial performance;
•	our expectations related to the MRIdian linear accelerator technology, or MRIdian Linac;
•	developments relating to our competitors and the healthcare industry; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIEWRAY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$179,514	$226,783
Accounts receivable	22,089	16,817
Inventory	48,197	55,031
Deposits on purchased inventory	4,643	6,457
Deferred cost of revenue	6,273	3,466
Prepaid expenses and other current assets	5,568	3,310
Total current assets	266,284	311,864
Property and equipment, net	22,718	23,399
Restricted cash	1,860	1,404
Intangible assets, net	53	55
Right-of-use assets	10,621	11,720
Other assets	1,642	1,577
TOTAL ASSETS	$303,178	$350,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,852	$13,739
Accrued liabilities	17,361	21,390
Customer deposits	16,047	9,662
Operating lease liability, current	2,347	2,264
Current portion of long-term debt	10,889	1,556
Deferred revenue, current	16,788	10,457
Total current liabilities	68,284	59,068
Deferred revenue, net of current portion	3,069	3,553
Long-term debt	44,756	53,995
Warrant liabilities	2,072	5,373
Operating lease liability, noncurrent	9,293	10,479
Other long-term liabilities	1,680	1,377
TOTAL LIABILITIES	129,154	133,845
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at June 30, 2020 and December 31, 2019; 147,616,373 and 147,191,695 shares issued and outstanding at June 30, 2020 and December 31, 2019	1,466	1,462
Additional paid-in capital	745,418	733,888
Accumulated deficit	(572,860)	(519,176)
TOTAL STOCKHOLDERS’ EQUITY	174,024	216,174
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$303,178	$350,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product	$10,615	$27,905	$22,085	$46,779
Service	3,490	2,143	6,151	3,434
Distribution rights	119	119	238	238
Total revenue	14,224	30,167	28,474	50,451
Cost of revenue:
Product	12,714	22,814	25,843	44,847
Service	2,552	4,107	5,780	7,722
Total cost of revenue	15,266	26,921	31,623	52,569
Gross margin	(1,042)	3,246	(3,149)	(2,118)
Operating expenses:
Research and development	6,211	6,463	12,548	11,494
Selling and marketing	3,093	7,663	8,916	12,548
General and administrative	15,227	15,398	31,015	30,507
Total operating expenses	24,531	29,524	52,479	54,549
Loss from operations	(25,573)	(26,278)	(55,628)	(56,667)
Interest income	87	687	782	907
Interest expense	(1,071)	(1,074)	(2,109)	(1,833)
Other income (expense), net	405	(4,133)	3,271	(6,566)
Loss before provision for income taxes	$(26,152)	$(30,798)	$(53,684)	$(64,159)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(26,152)	$(30,798)	$(53,684)	$(64,159)
Net loss per share, basic and diluted	$(0.18)	$(0.32)	$(0.36)	$(0.66)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	147,563,278	97,572,389	147,506,244	97,129,389

The accompanying notes are an integral part of these condensed consolidated financial statements

VIEWRAY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2020
Balance at March 31, 2020	147,396,985	$1,464	$739,258	$(546,708)	$194,014
Issuance of common stock from option exercises	17,709	—	13	—	13
Stock-based compensation	—	—	5,802	—	5,802
Issuance of common stock from releases of restricted stock units	119,447	1	(1)	—	—
Issuance of common stock from employee stock purchase plan	82,232	1	155	—	156
Write-down of offering costs related to previous issuance of common stock upon public offering	—	—	191	—	191
Net loss	—	—	—	(26,152)	(26,152)
Balance at June 30, 2020	147,616,373	$1,466	$745,418	$(572,860)	$174,024

Six Months Ended June 30, 2020
Balance at December 31, 2019	147,191,695	$1,462	$733,888	$(519,176)	$216,174
Issuance of common stock from option exercises	20,579	—	15	—	15
Stock-based compensation	—	—	11,303	—	11,303
Issuance of common stock from releases of restricted stock units	321,867	3	(3)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(131)	—	(131)
Issuance of common stock from employee stock purchase plan	82,232	1	155	—	156
Write-down of offering costs related to previous issuance of common stock upon public offering	—	—	191	—	191
Net loss	—	—	—	(53,684)	(53,684)
Balance at June 30, 2020	147,616,373	$1,466	$745,418	$(572,860)	$174,024

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended June 30, 2019
Balance at March 31, 2019	96,933,098	$959	$572,855	$(432,338)	$141,476
Issuance of common stock from option exercises	1,113,507	11	5,308	—	5,319
Stock-based compensation	—	—	4,907	—	4,907
Issuance of common stock from releases of restricted stock units	54,469	1	(1)	—	—
Issuance of common stock from warrant exercises	158,129	2	(2)	—	—
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	2,013	—	2,013
Net loss	—	—	—	(30,798)	(30,798)
Balance at June 30, 2019	98,259,203	$973	$585,080	$(463,136)	$122,917

Six Months Ended June 30, 2019
Balance at December 31, 2018	96,332,023	$952	$565,334	$(398,977)	$167,309
Issuance of common stock from option exercises	1,701,627	18	8,185	—	8,203
Stock-based compensation	—	—	9,459	—	9,459
Issuance of common stock from releases of restricted stock units	54,469	1	(1)	—	—
Issuance of common stock from warrant exercises	171,084	2	(2)	—	—
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	2,105	—	2,105
Net loss	—	—	—	(64,159)	(64,159)
Balance at June 30, 2019	98,259,203	$973	$585,080	$(463,136)	$122,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,684)	$(64,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,957	2,033
Stock-based compensation	11,304	9,459
Accretion on asset retirement obligation	41	14
Change in fair value of warrant liabilities	(3,301)	6,935
Loss on disposal of property and equipment	12	—
Inventory lower of cost or net realizable value adjustment	150	—
Amortization of debt discount and interest accrual	357	184
Product upgrade reserve	(1,260)	5,523
Changes in operating assets and liabilities:
Accounts receivable	(5,272)	1,392
Inventory	6,684	(8,810)
Deposits on purchased inventory	1,814	2,350
Deferred cost of revenue	(4,390)	(577)
Prepaid expenses and other assets	(2,327)	796
Accounts payable	(8,470)	8,256
Accrued expenses and other long-term liabilities	(1,865)	3,791
Customer deposits and deferred revenue	12,232	(16,739)
Net cash used in operating activities	(45,018)	(49,552)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,295)	(4,353)
Net cash used in investing activities	(1,295)	(4,353)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of offering costs related to common stock public offering	(539)	—
Payment of debt issuance cost	—	(168)
Proceeds from the exercise of stock options	15	8,203
Proceeds from employee stock purchase plan	156	—
Payments for taxes related to net share settlement of equity awards	(132)	—
Net cash (used in) provided by financing activities	(500)	8,035
NET (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(46,813)	(45,870)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	228,187	169,365
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$181,374	$123,495
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,140	$1,811
Cash paid for taxes	$28	$7
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock warrants reclassified from liability to additional paid-in capital upon exercise	$—	$2,105
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,647
Transfer of property and equipment from inventory and deferred cost of revenue	$1,583	$4,394
Purchases of property and equipment in accounts payable and accrued liabilities	$65	$1,146

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

Since inception, ViewRay Technologies, Inc. has devoted substantially all of its efforts towards research and development, initial selling and marketing activities, raising capital and the manufacturing, shipment and installation of MRIdian systems. In May 2012, ViewRay Technologies, Inc. was granted clearance from the U.S. Food and Drug Administration, or FDA, to sell MRIdian with Cobalt-60. In November 2013, ViewRay Technologies, Inc. received its first clinical acceptance of a MRIdian with Cobalt-60 at a customer site, and the first patient was treated with that system in January 2014. ViewRay Technologies, Inc. has had the right to affix the Conformité Européene, or CE, mark to MRIdian with Cobalt-60 in the European Economic Area, or EEA, since November 2014. In September 2016, the Company received the rights to affix the CE mark to MRIdian Linac, and in February 2017, the Company received 510(k) clearance from the FDA to market MRIdian Linac. In February 2019, the Company received 510(k) clearance from the FDA for advancements in MRI, 8 frames per second cine, and Functional imaging (T1/T2/DWI) and High-Speed MLC. In December 2019, we received the CE mark for these advancements in the EEA.

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from public and private offerings and available borrowings under its term loan agreement, as well as cash receipts from its sales of MRIdian systems. These have historically been sufficient to meet working capital needs, capital expenditures, operating expenses, and debt service obligations. During the six months ended June 30, 2020, the Company incurred a net loss from operations of $53.7 million and used cash in operations of $45.0 million. The Company believes that its existing cash balance of $179.5 million as of June 30, 2020, together with anticipated cash proceeds from sales of MRIdian systems will be sufficient to provide liquidity to fund its obligations for at least the next 12 months.
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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 12, 2020, and have not changed significantly since that filing.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  Topic 740 reduces complexity in certain areas of accounting for income taxes and makes minor improvements to the codification. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of this update on its consolidated financial statements and related disclosures.

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
3.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prototype	$16,901	$16,419
Machinery and equipment	16,522	15,816
Leasehold improvements	6,857	6,718
Furniture and fixtures	1,295	1,284
Software	1,389	1,389
Construction in progress	5,096	4,176
Property and equipment, gross	48,060	45,802
Less: accumulated depreciation and amortization	(25,342)	(22,403)
Property and equipment, net	$22,718	$23,399

Depreciation and amortization expense related to property and equipment were $1.5 million and $1.1 million during the three months ended June 30, 2020 and 2019, and $3.0 million and $2.0 million during the six months ended June 30, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll and related benefits	$8,641	$9,577
Accrued accounts payable	3,285	4,764
Payroll withholding tax, sales and other tax payable	873	1,066
Accrued legal, accounting and professional fees	1,619	1,175
Product upgrade reserve	2,534	3,794
Other	409	1,014
Total accrued liabilities	$17,361	$21,390

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Deferred revenue:
Product	$9,028	$3,141
Service	8,671	8,473
Distribution rights	2,158	2,396
Total deferred revenue	19,857	14,010
Less: current portion of deferred revenue	(16,788)	(10,457)
Noncurrent portion of deferred revenue	$3,069	$3,553

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued interest, noncurrent portion	$778	$516
Asset retirement obligation	902	861
Total other-long term liabilities	$1,680	$1,377

4.	Fair Value of Financial Instruments

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

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at June 30, 2020 and December 31, 2019. Level 3 liabilities that are measured on a recurring basis relate to the 2017 and 2016 Placement Warrants, as described in Note 9. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock, volatility and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 9). During the six months ended June 30, 2020, no warrants were exercised. During the six months ended June 30, 2019, warrants to purchase 248,315 shares of common stock were exercised and the aggregate fair value upon exercise of $2.1 million was reclassified from liabilities to additional paid-in-capital.

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2020, the Company recorded a gain of $0.4 million and a gain of $3.3 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. During the three and six months ended June 30, 2019, the Company recorded a loss of $1.8 million and a loss of $4.8 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. There were no transfers between Level 1, Level 2 and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At June 30, 2020
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$1,573	$1,573
2016 Placement Warrants Liability	—	—	499	499
Total	$—	$—	$2,072	$2,072

	December 31, 2019
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$1,330	$1,330
2016 Placement Warrants Liability	—	—	4,043	4,043
Total	$—	$—	$5,373	$5,373

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

	Six Months Ended June 30,
	2020	2019
Fair value, beginning of period	$5,373	$11,844
Change in fair value of Level 3 financial liabilities	(3,301)	6,935
Fair value of 2016 Placement Warrants at exercise	—	(2,039)
Fair value of 2017 Placement Warrants at exercise	—	(65)
Fair value, end of period	$2,072	$16,675

5.	Debt

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

The SVB Term Loan requires that the Company maintain a minimum cash balance in accounts at Silicon Valley Bank or one of its affiliates or else comply with a liquidity ratio and/or a minimum revenue financial covenant. On December 31, 2019, the Company entered into the First Amendment (the Amendment) to the SVB Term Loan. The Amendment, among other things, amended the SVB Term Loan to (i) suspend testing of the minimum revenue financial covenant for the fiscal quarter ended December 31, 2019, (ii) provide for the minimum trailing twelve-month revenue thresholds under the minimum revenue financial covenant for periods ending on the last day of fiscal quarters in fiscal years subsequent to 2020 to be determined annually at the greater of (a) a 25% cushion to revenue forecasts provided by the Company to SVB and (b) 10% year-over-year annual growth, unless otherwise agreed, (iii) increase the minimum liquidity ratio financial covenant from 1.50:1.00 to 1.75:1.00 and (iv) increase the prepayment premium from 1.00% to 2.00% for amounts prepaid under the SVB Term Loan prior to the maturity date thereof, subject to certain exceptions.

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

The Company’s scheduled future payments on the SVB Term Loan at June 30, 2020 are as follows (in thousands):

Year Ended December 31,
The remainder of 2020	$1,555
2021	18,667
2022	18,667
2023	17,111
2024	—
Total future principal payments	56,000
Less: unamortized debt discount	(355)
Carrying value of long-term debt	55,645
Less: current portion	(10,889)
Long-term portion	$44,756

6.	Commitments and Contingencies

Operating Leases

The Company entered into agreements to lease office space in Oakwood Village, Ohio, Mountain View, California and Denver, Colorado under noncancelable operating lease agreements.

In April 2008, the Company entered into an agreement to lease approximately 19,800 square feet of office space in Oakwood Village, Ohio, which expires in October 2021.

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

In May 2019, the Company entered into a sub-lease agreement to lease approximately 19,800 square feet of office space located in Denver, Colorado. The sub-lease commenced in June 2019 and will expire in July 2021.

In recognition of the right-of-use assets and the related lease liabilities, the options to extend the lease term have not been included as the Company is not reasonably certain that it will exercise any such option. At June 30, 2020, the weighted-average remaining lease term in years is 4.9 years and the weighted-average discount rate used is 7.7%.

The Company recognized the following lease costs arising from lease transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$781	$677	$1,562	$1,303

The Company recognized the following cash flow transactions arising from lease transactions (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$1,567	$1,074
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1,647

At June 30, 2020, the future payments and interest expense for the operating leases are as follows (in thousands):

Year Ending December 31,	Future Payments
The remainder of 2020	$1,580
2021	2,831
2022	2,497
2023	2,571
2024	2,604
2025	1,924
Total undiscounted cash flows	$14,007
Less: imputed interest	(2,367)
Present value of lease liabilities	$11,640

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

Patent Litigation

On September 10, 2019, a complaint for patent infringement was filed by Varian Medical Systems, Inc., in U.S. District Court for the Northern District of California against the Company. Captioned Varian Medical Systems, Inc., v. ViewRay, Inc., the complaint alleges that the Company infringes two related patents, U.S. Patent Nos. 8,637,841 and 9,082,520 and seeks injunctive relief and monetary damages. The Company filed its answer on November 1, 2019. The District Court matter is presently in discovery. The Company believes the allegations in the complaint are without merit and intends to vigorously defend the litigation.

On July 7, 2020 and July 31, 2020, the Company filed a petition with the Patent Trial & Appeal Board of the United States Patent and Trademark Office, requesting institution of inter partes review (IPR) and cancellation of claims 1-3, 5-8, 10, 13, 14 of Varian’s U.S. Patent No. 9,082,520.

Class Action Litigation

On September 13, 2019, a class action complaint for violation of federal securities laws was filed in U.S. District Court for the Northern District of Ohio against the Company, its chief executive officer, chief scientific officer, and former chief financial officer. On December 19, 2019, the court appointed Plymouth County Retirement Association as the lead plaintiff, and on February 28, 2020 the lead plaintiff filed an amended complaint asserting securities fraud claims against the Company, its chief executive officer, chief operating officer, chief scientific officer, and former chief executive officer and former chief financial officer. Now captioned Plymouth County Retirement Association v. ViewRay, Inc., et al., the amended complaint alleges that the Company violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts concerning the its business, operations, and financial results, and seeks damages, interest, and other relief. The Company filed a motion to dismiss the amended complaint on May 28, 2020. That motion is now fully briefed and under consideration by the court. The Company believes the allegations in the complaint are without merit and intends to vigorously defend the litigation.

Given the early stage of each of the litigation matters described above, at this time the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. However, litigation is subject to inherent uncertainties, and one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect on the period in which they are resolved and on our business generally. In addition, regardless of their merits or their ultimate outcomes, lawsuits and legal proceedings are costly, divert management attention and may materially adversely affect our reputation, even if resolved in our favor.

Purchase Commitments

At June 30, 2020, the Company had $2.9 million in outstanding firm purchase commitments.

7.	Revenue

The Company derives revenue primarily from the sale of MRIdian systems and related services as well as support and maintenance services on sold systems. Revenue is categorized as product revenue, service revenue and distribution rights revenue.

The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S.
Product	$5,685	$22,288	$7,303	$22,288
Service	2,029	1,320	3,495	1,954
Total U.S. revenue	$7,714	$23,608	$10,798	$24,242

Outside of U.S. ("OUS")
Product	$4,930	$5,617	$14,782	$24,491
Service	1,461	823	2,656	1,480
Distribution rights	119	119	238	238
Total OUS revenue	$6,510	$6,559	$17,676	$26,209

Total
Product	$10,615	$27,905	$22,085	$46,779
Service	3,490	2,143	6,151	3,434
Distribution rights	119	119	238	238
Total revenue	$14,224	$30,167	$28,474	$50,451

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

Trade receivables are recorded at the original invoiced amount, net of an estimated allowance for credit losses. Trade credit is generally extended on a short-term basis. The Company occasionally provides for long-term trade credit for its maintenance services so that the period between when the services are rendered to its customers and when the customers pay for that service is within one year. Thus, the Company’s trade receivables do not bear interest or contain a significant financing component. Long-term trade receivables of $0.3 million and $0.2 million were reported within other assets in the condensed consolidated balance sheets at June 30, 2020 and at December 31, 2019, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate and are expected to be collected two to three years from the date of invoice as the underlying maintenance services are rendered. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. This contract asset is recorded as an unbilled receivable and reported as part of accounts receivable on the consolidated balance sheets.

Trade receivables are periodically evaluated for collectability based on past credit history of the respective customers and their current financial condition. Changes in the estimated collectability of trade receivables are included in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the estimated allowance for credit losses. The Company generally does not require collateral for trade receivables. There were no estimated allowances for credit losses recorded at June 30, 2020 or December 31, 2019.

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

During the three and six months ended June 30, 2020, the Company recognized $2.1 million and $5.4 million of revenues that was included in the deferred revenue balance at the beginning of the reporting period. During the three and six months ended June 30, 2019, the Company recognized $1.3 million and $9.2 million of revenues that were included in the deferred revenue balance at the beginning of the reporting period.

Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company estimates the transaction price at contract inception, including any variable consideration, and updates the estimate each reporting period for any changes. There were no amounts recognized during the three and six months ended June 30, 2020 from performance obligations satisfied in the prior period. For the three and six months ended June 30, 2019, the Company recognized $0.0 million and $0.9 million in revenue from performance obligations satisfied in the prior period.

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

On December 3, 2019, the Company entered into an underwriting agreement with Piper Jaffray & Co., as representatives of several underwriters, or the December 2019 Underwriters, in connection with the issuance and sale of 41,550,000 shares of our common stock at a public offering price of $3.13 per share. In addition, the Company granted the December 2019 Underwriters a 30-day option to purchase up to 6,232,500 additional shares of common stock on the same terms, which the December 2019 Underwriters exercised in full. The Company completed the offering on December 6, 2019 and received aggregate net proceeds of approximately $138.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

Equity Classified Common Stock Warrants

In connection with a debt financing in December 2013, the Company issued warrants to purchase 128,231 shares of its common stock with an exercise price of $5.84 per share. These warrants are exercisable any time at the option of the holder until December 16, 2023. In August 2019, the Company issued 36,457 shares of its common stock upon the net exercise of 128,231 2013 Placement Warrants. All of the December 2013 Placement Warrants have been exercised and none of the warrants are outstanding at June 30, 2020.

In connection with the merger of the Company and ViewRay Technologies, Inc. in July 2015, or the Merger, in July and August 2015, the Company conducted a private placement offering as part of which the Company issued warrants, or the 2015 Placement Warrants, that provide the warrant holder the right to purchase 198,760 shares of common stock at an exercise price of $5.00 per share. The 2015 Placement Warrants are exercisable at any time at the option of the holder until the five-year anniversary of its date of issuance. During the year ended December 31, 2018, the Company issued 92,487 shares of its common stock upon the net exercise of 159,010 shares of the 2015 Placement Warrants. The remaining 39,750 shares of the 2015 Placement Warrants have not been exercised and remained outstanding at June 30, 2020.

In connection with the March 2018 Direct Registered Offering, the Company issued warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share. The 2018 Offering Warrants became exercisable upon issuance and expire in March 2025. None of the 2018 Offering Warrants have been exercised to date and they all remained outstanding at June 30, 2020.

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

The allocated proceeds from the 2018 Offering Warrants of $6.6 million were recorded in additional paid-in-capital.

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

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Six Months Ended June 30, 2020	Warrants Outstanding at June 30, 2020
2017 Placement Warrants	January 2017	7 years	$3.17	—	1,618,890
2016 Placement Warrants	August and September 2016	7 years	$2.95	—	537,263
Total				—	2,156,153

During the three and six months ended June 30, 2020, the Company recorded a gain of $0.4 and $3.3 million, respectively, related to the change in fair value of the 2016 and 2017 Placement Warrants. During the three and six months ended June 30, 2019, the Company recorded a loss of $1.8 million and a loss of $4.8 million, respectively, related to the change in fair value of the 2016 and 2017 Placement Warrants. The fair value of the 2016 and 2017 Placement Warrants at June 30, 2020 and December 31, 2019, respectively, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	2017 Placement Warrants		2016 Placement Warrants
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Expected term (in years)	3.6	4.0	3.1	3.6
Expected volatility	74.4%	68.0%	73.3%	67.5%
Risk-free interest rate	0.2%	1.7%	0.2%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

10.	Stock-Based Compensation

A summary of the Company’s stock option activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at December 31, 2019	948,415	11,165,846	$7.44	7.6	$1,907
Additional options authorized	9,137,667
Options granted	(736,579)	736,579	1.97
Options exercised	—	(20,579)	0.72
Options cancelled	2,165,317	(2,165,317)	6.27
Withheld shares to pay for taxes on released RSUs	45,913
RSUs granted	(5,962,979)
RSUs forfeited	557,428
Balance at June 30, 2020	6,155,182	9,716,529	$7.26	7.9	$907
Vested and exercisable at June 30, 2020		4,870,115	$7.04	7.3	$626
Vested and expected to vest at June 30, 2020		9,297,531	$7.28	7.8	$871

The weighted-average grant date fair value of options granted to employees was $1.20 and $4.79 per share during the six months ended June 30, 2020 and 2019, respectively. The grant date fair values of options vested was $5.7 million and $3.3 million during the six months ended June 30, 2020 and 2019, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic values of options exercised was $0.0 million and $6.5 million during the six months ended June 30, 2020 and 2019, respectively.

At June 30, 2020, total unrecognized compensation cost related to stock options granted to employees, net of estimated forfeitures, was $18.9 million which is expected to be recognized over a weighted-average period of 2.2 years.

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

The fair value of employee stock options is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2020	2019
Expected term (in years)	6.0	6.0
Expected volatility	68.8%	60.1%
Risk-free interest rate	0.7%	2.5%
Expected dividend yield	0.0%	0.0%

Restricted Stock Units

From time to time, the Company grants Restricted Stock Units, or RSUs, to its board of directors and certain employees for their services. Certain board members elected RSUs in lieu of retainer and committee service fees, which vest over a period of time from the grant date and will be released and settled upon termination of the board member’s services or the occurrence of a change in control event. In January and June 2020, the Company granted RSUs to its Board of Directors as part of the director compensation program. The January 2020 RSUs granted to board members vested in full on the date of our 2020 Annual Meeting of Stockholders. The June 2020 RSUs granted to board members vest in full on the date of our 2021 Annual Meeting of Stockholders. In January and June 2020, the Company granted RSUs to the Company’s CEO that vest annually at 42% on the first anniversary date of the grant, and 29% on the second and third anniversary date of the grant. In January and March of 2020, the Company granted RSUs to several employees. These RSUs vest in equal annual installments over three years from the grant date and are subject to the participants continuing service to the Company over that period. The fair value of RSUs is based on the closing market price of the Company’s common stock on the grant date.

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	4,379,777	$5.14
RSUs granted	5,962,979	2.78
RSUs vested	(393,772)	6.20
RSUs forfeited	(557,428)	3.16
Unvested at June 30, 2020	9,391,556	$3.72
Vested and unreleased	142,336
Outstanding at June 30, 2020	9,533,892

The total grant date fair value of RSUs awarded was $16.4 million for the six months ended June 30, 2020. The total fair value of RSUs vested was $2.4 million for the six months ended June 30, 2020. The total grant date fair value of RSUs awarded was $5.3 million for the six months ended June 30, 2019. The total fair value of RSUs vested was $0.2 million for the six months ended June 30, 2019.

As of June 30, 2020, total unrecognized stock-based compensation cost related to RSUs was $24.5 million, which is expected to be recognized over a weighted-average period of 2.1 years. At June 30, 2020, 8,765,862 shares of RSUs are expected to vest.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for employee stock awards and employee stock purchase plan shares in the Company’s condensed consolidated statements of operations and comprehensive loss is classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$270	$628	$508	$1,210
Research and development	636	946	1,156	1,824
Selling and marketing	343	365	559	642
General and administrative	4,554	2,968	9,081	5,783
Total stock-based compensation expense	$5,803	$4,907	$11,304	$9,459

Stock-based compensation relating to stock-based awards granted to consultants was insignificant during the three and six months ended June 30, 2020 and 2019.
11.	Income Tax

Due to the current operating losses, the Company recorded zero income tax expense during the three and six months ended June 30, 2020 and 2019, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations. The federal and state effective tax rate before valuation allowance is approximately 24% for the six months ended June 30, 2020.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss, or NOL, carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of June 30, 2020. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had unrecognized tax benefits of $2.6 million and $2.2 million at June 30, 2020 and December 31, 2019, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. At June 30, 2020 and December 31, 2019, there were no accrued interest and penalties related to uncertain tax positions.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the six months ended June 30, 2020.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	9,423,891	10,277,120	10,245,135	10,899,546
Common stock warrants	3,614,019	4,336,072	3,614,019	4,370,302
Restricted stock units	1,995,840	575,129	3,379,806	1,070,969
Total	15,033,749	15,188,321	17,238,960	16,340,817
13.	Related Party Transactions

In December 2004, the Company entered into a licensing agreement with the University of Florida Research Foundation, or UFRF, whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a 1% royalty, with a minimum $0.1 million royalty payment per quarter, from sales of products developed and sold by the Company utilizing the licensed patents. Minimum royalty payments in any calendar year are credited against earned royalties for such calendar year. Royalty expenses based on 1% of net sales were $0.2 million and $0.3 million during the three and six months ended June 30, 2020, respectively, and were recorded as product cost of revenue. Royalty expenses based on 1% of net sales were $0.1 million and $0.4 million during the three and six months ended June 30, 2019, respectively, and were recorded as product cost of revenue.

In November 2019, the Company entered into a distribution agreement with Chindex Shanghai International Trading Company Limited, or Chindex, which became effective in February 2020. Chindex is a subsidiary of Fosun International Limited, or Fosun. Kevin Xie, Ph.D., a member of the Company’s board of directors, was previously designated by Fosun for election to the board pursuant to a Securities Purchase Agreement dated October 23, 2017 and related to the Company’s 2017 direct registered offering of common stock.

Under the distribution agreement, Chindex will act as the Company’s distributor and regulatory agent for the sale and delivery of its MRIdian products within the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. The distribution agreement has an initial term of five years with an option to renew for an additional five years. Under the distribution agreement, the Company will supply its products and services to Chindex based on an agreed upon price between the Company and Chindex. In accordance with the agreement, Chindex agreed to pay ViewRay an upfront fee, portions of which may be refundable under certain conditions, of $3.5 million, payable in three installments: (i) the first installment of $1.5 million due approximately 60 days after the effectiveness of the distribution agreement; (ii) the second installment of $1.0 million due on the first anniversary from the effective date of the agreement; and (iii) the third installment of $1.0 million due on the second anniversary from the effective date of the agreement. No amounts have been received as of June 30, 2020 as there have been delays with certain regulatory requirements needed to collect the first installment. Currently, the Company expects the first installment to be received in the second half of 2020.
14.	Subsequent Events

On July 6, 2020, the Company reduced its workforce by approximately 20%. As the workforce reduction was finalized and communicated in June 2020, the Company accrued a total charge of $0.9 million related to employee termination costs at June 30, 2020. The majority of this charge is expected to be paid in the third quarter of 2020.

Stockholder Derivative Lawsuit

On July 22, 2020, a stockholder derivative lawsuit was filed against ViewRay (as a nominal defendant) and certain of its current and former officers and directors in the U.S. District Court for the Northern District of Ohio. This action alleges, purportedly on behalf of ViewRay, that the officers and directors violated Section 14(a) of the Securities Exchange Act of 1934, breached their fiduciary duties, wasted corporate assets, and were unjustly enriched based on factual assertions substantially similar to those in the class action complaint described in Note 6, Commitments and Contingencies. The complaint seeks, among other things, damages awarded to ViewRay, restitution and disgorgement of profits in an unspecified amount, and corporate reforms.

Given the early stage of the litigation matter described above, at this time the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. However, litigation is subject to inherent uncertainties, and one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect on the period in which they are resolved and on our business generally. In addition, regardless of their merits or their ultimate outcomes, lawsuits and legal proceedings are costly, divert management attention and may materially adversely affect our reputation, even if resolved in our favor.

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

Unless otherwise indicated, references in this section to “ViewRay,” “we,” “us,” “our” and the “Company” refer to ViewRay, Inc. and its consolidated subsidiary, ViewRay Technologies, Inc.

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

•

In February 2019, we received 510(k) clearance for advancements in MRI, 8 frames per second cine, and Functional imaging (T1/T2/DWI) and High-Speed MLC. In December 2019, we received the CE mark for these advancements in the EEA.

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

At June 30, 2020, a total of 38 MRIdian systems, four MRIdian with Cobalt-60 systems and 34 MRIdian Linac systems, are in operation at 35 customer sites worldwide (15 in the United States and 20 outside the United States). In addition, seven MRIdian Linacs have been delivered to customers that are in varying stages of deployment.

We currently market MRIdian through a direct sales force in the United States. In the rest of the world, we market MRIdian through a hybrid model of both a direct sales force and distribution network. We market MRIdian to a broad range of worldwide customers, including university research and teaching hospitals, community hospitals, private practices, government institutions and freestanding cancer centers. As with the traditional linac market, our sales and revenue cycles vary based on the particular customer and can be lengthy, sometimes lasting up to 18 to 24 months (or more) from initial customer contact to order contract execution. Following execution of an order contract, it generally takes nine to 15 months for a customer to customize an existing facility or construct a new vault. Upon the commencement of installation at a customer’s facility, it typically takes approximately 45 to 90 days for us to install MRIdian and perform on-site testing of the system, including the completion of acceptance test procedures.

We generated total revenue of $14.2 million and $30.2 million, and had net losses of $26.2 million and $30.8 million, during the three months ended June 30, 2020 and 2019, respectively. We generated total revenue of $28.5 million and $50.5 million, and net losses of $53.7 and $64.2 million, during the six months ended June 30, 2020 and 2019, respectively.

We expect to continue to incur significant expenses and operating losses for the foreseeable future, as we:

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

Impact of the Coronavirus Disease

The coronavirus pandemic, the resulting global recession and its follow-on effects have impacted and will continue to impact business activity across industries worldwide, including ViewRay.

Due to pandemic-related factors like the delays in service from our global supply chain partners and restrictions imposed by government agencies and our customers in response to the spread of coronavirus, we have experienced delays in installation of systems in the United States, Asia and Europe. Similarly, our ability to conduct commercial efforts with our customers has been and is likely to continue to be disrupted as customers have in most cases suspended in-person sales calls and turned their focus to dealing with the impact of the coronavirus on their operations. Should the global recession persist as a result of the impact of coronavirus, our ability to conduct our business and access capital markets will be negatively impacted; and capital equipment sales, which makes up the majority of our revenue, may take longer than other areas of the economy in a recovery, which may have a material impact on our business. The coronavirus pandemic continues to develop rapidly, and its continued global economic impact may negatively impact our operations in areas that we are not aware of currently.

In the first quarter of 2020, we initiated a contingency plan with the goal to reduce our cash usage by approximately $30 million during the remainder of 2020, largely through reductions in operating expense, working capital and company-wide salary reductions. Regarding company-wide salary reductions, our executive leadership team, including our board of directors, reduced their salaries by as much as 30%, and reductions were then cascaded down at lesser rates through the organization. In late June 2020, we finalized and communicated a plan to reduce our workforce by approximately 20%. The plan was implemented on July 6, 2020. As of June 30, 2020, we remain on track with our contingency plan to reduce cash usage by approximately $30 million.

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

During the six months ended June 30, 2020, we received eight new orders for MRIdian systems, totaling $47.2 million. At June 30, 2020, we had total backlog of $232.2 million.

Components of Statements of Operations

Revenue

Product Revenue. Product revenue consists of revenue recognized from sales of MRIdian systems, as well as optional components, such as additional planning workstations and body coils.

Following execution of an order contract, it generally takes nine to 15 months for a customer to customize an existing facility or construct a new vault for the purchased system. Upon the commencement of installation at a customer’s facility, it typically takes approximately 45 to 90 days to complete the installation and on-site testing of the system, including the completion of customer test procedures. On-site training can take up to multiple weeks and can be conducted concurrently with installation and acceptance testing. Order contracts generally include customer deposits upon execution of the agreement, and in certain cases, additional amounts due at shipment or commencement of installation, and final payment due generally upon customer acceptance.

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

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or net realizable value inventory, or LCNRV, adjustments if the carrying value of the inventory is greater than its net realizable value. We recorded LCNRV charges of $0.2 million for the three and six months ended June 30, 2020. There was no LCNRV charge for the three or six months ended June 30, 2019.

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

Operating Expenses

Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel expenses. Other significant research and development costs arise from third-party consulting services, laboratory supplies, research materials, medical equipment, computer equipment and licensed technology, and related depreciation and amortization. We expense research and development costs as incurred. We will continue to invest in improving MRIdian and developing new technologies.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenue:
Product	$10,615	$27,905	$22,085	$46,779
Service	3,490	2,143	6,151	3,434
Distribution rights	119	119	238	238
Total revenue	14,224	30,167	28,474	50,451
Cost of revenue:
Product	12,714	22,814	25,843	44,847
Service	2,552	4,107	5,780	7,722
Total cost of revenue	15,266	26,921	31,623	52,569
Gross margin	(1,042)	3,246	(3,149)	(2,118)
Operating expenses:
Research and development	6,211	6,463	12,548	11,494
Selling and marketing	3,093	7,663	8,916	12,548
General and administrative	15,227	15,398	31,015	30,507
Total operating expenses:	24,531	29,524	52,479	54,549
Loss from operations	(25,573)	(26,278)	(55,628)	(56,667)
Interest income	87	687	782	907
Interest expense	(1,071)	(1,074)	(2,109)	(1,833)
Other income (expense), net	405	(4,133)	3,271	(6,566)
Loss before provision for income taxes	(26,152)	(30,798)	(53,684)	(64,159)
Provision for income taxes	—	—	—	—
Net loss	$(26,152)	$(30,798)	$(53,684)	$(64,159)

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenue

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Product	$10,615	$27,905	$(17,290)
Service	3,490	2,143	1,347
Distribution rights	119	119	—
Total revenue	$14,224	$30,167	$(15,943)

Total revenue during the three months ended June 30, 2020 decreased by $15.9 million compared to the three months ended June 30, 2019. The decrease was primarily due to a $17.3 million decrease in product revenue and offset by a $1.3 million increase in service revenue during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Product Revenue. Product revenue decreased by $17.3 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was primarily due to the revenue recognized on three fewer MRIdian Linac systems in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Service Revenue. Service revenue increased by $1.3 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the increase in installed base. The $1.3 million increase includes a $0.5 million release of deferred revenue that was related to a service contract.

Cost of Revenue

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Product	$12,714	$22,814	$(10,100)
Service	2,552	4,107	(1,555)
Total cost of revenue	$15,266	$26,921	$(11,655)

Product Cost of Revenue. Product cost of revenue decreased by $10.1 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was attributable to three fewer MRIdian Linac systems recognized during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Service Cost of Revenue. Service cost of revenue decreased by $1.6 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a decrease in cost of service-related inventory parts and coronavirus related travel and payroll reductions for our service personnel.

Operating Expenses

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Research and development	$6,211	$6,463	$(252)
Selling and marketing	3,093	7,663	(4,570)
General and administrative	15,227	15,398	(171)
Total operating expenses	$24,531	$29,524	$(4,993)

Research and Development. Research and development expenses during the three months ended June 30, 2020 decreased by $0.3 million compared to the three months ended June 30, 2019. The decrease was primarily attributable to an $0.4 million decrease in travel expense attributable to coronavirus related travel reductions for our research and development workforce.

Selling and Marketing. Selling and marketing expenses during the three months ended June 30, 2020 decreased by $4.6 million compared to the three months ended June 30, 2019. The decrease was primarily attributable to a $2.4 million decrease in personnel expense in the form of sales related compensation, a $0.9 million decrease in travel expense primarily driven by coronavirus related reduction in travel for our sales and marketing workforce, and a $0.8 million decrease in marketing expense primarily driven by the postponement or cancellation of clinical conferences.

General and Administrative. General and administrative expenses during the three months ended June 30, 2020 decreased by $0.2 million compared to the three months ended June 30, 2019. The slight decrease was primarily attributable to a $0.6 million decrease in consulting and other professional service expense and a $0.5 million decrease in travel expense primarily driven by coronavirus related reduction in travel for our general and administrative workforce. These decreases were offset by a $0.7 million increase in personnel expense and a $0.3 million increase in facilities expense. The increase in personnel expense is primarily driven by an increase in severance and stock-based compensation expense, offset by reductions in other personnel charges related to our company-wide salary reductions.

Interest Income

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Interest income	$87	$687	$(600)

Interest income decreased by $0.6 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a strategic shift of invested funds from a high to low yield account.

Interest Expense

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Interest expense	$(1,071)	$(1,074)	$3

Interest expense related to the SVB Term Loan remained flat during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Other Income (Expense), Net

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Other income (expense), net	$405	$(4,133)	$4,538

Other income (expense), net during the three months ended June 30, 2020 consisted primarily of a $0.4 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants as a result in the reduction of the Company’s stock price. Other income (expense), net during the three months ended June 30, 2019 consisted primarily of a $3.8 million increase in fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants.

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenue

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Product	$22,085	$46,779	$(24,694)
Service	6,151	3,434	2,717
Distribution rights	238	238	—
Total revenue	$28,474	$50,451	$(21,977)

Total revenue during the six months ended June 30, 2020 decreased by $22.0 million compared to the six months ended June 30, 2019. The decrease was primarily due to a $24.7 million decrease in product revenue, offset by a $2.7 million increase in service revenue during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Product Revenue. Product revenue decreased by $24.7 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was primarily due to the revenue recognized on four fewer MRIdian Linac systems in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. In addition, for the six months ended June 30, 2019, the Company recognized $0.9 million in revenue from performance obligations satisfied in 2018.

Service Revenue. Service revenue increased by $2.7 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to the increase in installed base. The $2.7 million increase includes a $0.5 million release of deferred revenue that was related to a service contract.

Cost of Revenue

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Product	$25,843	$44,847	$(19,004)
Service	5,780	7,722	(1,942)
Total cost of revenue	$31,623	$52,569	$(20,946)

Product Cost of Revenue. Product cost of revenue decreased by $19.0 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Product cost of revenue in the six months ended June 30, 2020 was impacted by cost of revenue recognized on four fewer MRIdian Linac systems in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. In addition, total cost of revenue in the six months ended June 30, 2019 was impacted by approximately $7.0 million of charges, primarily driven by higher than anticipated installation costs related to historical upgrade commitments. The $7.0 million included $5.6 million of one-time charges and $1.4 million of expenses.

Service Cost of Revenue. Service cost of revenue decreased by $1.9 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a decrease in cost of service-related inventory parts and coronavirus related travel and payroll reductions for our service personnel.

Operating Expenses

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Research and development	$12,548	$11,494	$1,054
Selling and marketing	8,916	12,548	(3,632)
General and administrative	31,015	30,507	508
Total operating expenses	$52,479	$54,549	$(2,070)

Research and Development. Research and development expenses during the six months ended June 30, 2020 increased by $1.1 million, compared to the six months ended June 30, 2019. The increase was primarily attributable to a $1.2 million increase in personnel expense.

Selling and Marketing. Selling and marketing expenses during the six months ended June 30, 2020 decreased by $3.6 million, compared to the six months ended June 30, 2019. This decrease was primarily attributable to a $1.5 million decrease in personnel expense in the form of sales related compensation, a $0.9 million decrease in travel expense primarily driven by coronavirus related reductions in travel for our sales and marketing workforce, a $0.6 million decrease in marketing expense primarily driven by the postponement or cancellation of clinical conferences, and a $0.4 million decrease in professional services.

General and Administrative. General and administrative expenses during the six months ended June 30, 2020 increased by $0.5 million, compared to the six months ended June 30, 2019. This increase was primarily driven by a $0.9 million increase in personnel expense, a $0.3 million increase in depreciation and amortization expense, and a $0.2 million increase in facilities expense. These increases were partially offset by a $0.9 million decrease in travel expense attributable to coronavirus related travel reductions for our general and administrative workforce. The increase in personnel expense is primarily driven by an increase in severance and stock-based compensation expense, offset by reductions in other personnel charges related to our company-wide salary reductions.

Interest Income

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Interest income	$782	$907	$(125)

Interest income decreased by $0.1 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a strategic shift of invested funds from a high to low yield account in 2020.

Interest Expense

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Interest expense	$(2,109)	$(1,833)	$(276)

Interest expense related to the SVB Term Loan increased by $0.3 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Other Income (Expense), Net

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Other income (expense), net	$3,271	$(6,566)	$9,837

Other income (expense), net during the six months ended June 30, 2020 consisted primarily of a $3.3 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants. Other income (expense), net during the six months ended June 30, 2019 consisted primarily of a $6.9 million increase in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants and was partially offset by $0.9 million of income related to insurance proceeds.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the six months ended June 30, 2020 and 2019, we had net losses of $53.7 million and $64.2 million, respectively. At June 30, 2020 and December 31, 2019, we had an accumulated deficit of $572.9 million and $519.2 million, respectively.

At June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $179.5 million and $226.8 million, respectively. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed and delivered. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and public or private debt. In December 2019, we raised aggregate gross proceeds of $149.6 million via a public offering, in which we sold approximately 47.8 million shares of our common stock at a price of $3.13 per share. We expect that our existing cash and cash equivalents, together with proceeds from the sales of MRIdian systems, will enable us to conduct our planned operations for at least the next 12 months.

However, the coronavirus pandemic, the resulting recession and its follow-on effects are impacting and will continue to impact our business activities. For further discussion, see the section titled “Impact of the Coronavirus Disease” included above. In the first quarter of 2020, we initiated a contingency plan with the goal to reduce our cash usage by approximately $30 million during the remainder of 2020, largely through reductions in operating expense, working capital and company-wide salary reductions. Regarding company-wide salary reductions, our executive leadership team, including our board of directors, reduced their salaries by as much as 30%, and reductions were then cascaded down at lesser rates through the organization. In late June 2020, we finalized and communicated a plan to reduce our workforce by approximately 20%. The plan was implemented on July 6, 2020. As of June 30, 2020, we remain on track with our contingency plan to reduce cash usage by approximately $30 million.

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

We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future operating needs. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in Part II, Item 1A of this report.

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(45,018)	$(49,552)
Cash used in investing activities	$(1,295)	$(4,353)
Cash (used in) provided by financing activities	$(500)	$8,035

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

During the six months ended June 30, 2020, cash used in operating activities was $45.0 million, resulting from our net loss of $53.7 million, a $1.6 million net decrease in our operating assets and liabilities, and offset by aggregate non-cash charges of $10.3 million.

•

Non-cash charges included $11.3 million of stock-based compensation expense, $3.0 million of depreciation and amortization expense, a $3.3 million gain related to the change in fair value of the 2017 and 2016 Placement Warrants, and $1.3 million for the release of historical upgrade commitments.

•

The net change in our operating assets and liabilities was primarily a result of changes in accounts payable, accounts receivable, deferred cost of revenue and prepaid expenses and other assets, which were partially offset by changes in customer deposits and deferred revenue and inventory. Accounts payable decreased $8.5 million due to timing of payments. Accounts receivable increased $5.3 million resulting from timing of billings milestones and collections. Deferred cost of revenue increased $4.4 million. Prepaid expenses and other assets increased $2.3 million mainly due to timing of prepayments. The net change in our operating assets and liabilities was partially offset by an increase in customer deposits and deferred revenue of $12.2 million mainly due to timing of revenue recognition milestones and a $6.7 million decrease in inventory.

During the six months ended June 30, 2019, cash used in operating activities was $49.6 million, as a result of our net loss of $64.2 million, a $9.5 million net change in our operating assets and liabilities, and offset by aggregate non-cash charges of $24.1 million.

•

Non-cash charges included $9.5 million of stock-based compensation expense, $2.0 million of depreciation and amortization expense, a $6.9 million loss related to the change in fair value of the 2017 and 2016 Placement Warrants, and $5.5 million for historical upgrade commitments.

•

The net change in our operating assets and liabilities was primarily a result of changes in customer deposits and deferred revenue and inventory, which was partially offset by changes in accounts payable, accrued expenses and other liabilities, deposits on purchased inventory and accounts receivable. Customer deposits and deferred revenue decreased $16.7 million as a result of revenue recognized on eight units of MRIdian system sales and one unit of system upgrade. Inventory increased $8.8 million with the previous anticipation of upcoming shipments and installations of MRIdian systems. The net change in our operating assets and liabilities was partially offset by an accounts payable increase of $8.3 million resulting from the build of inventory and the timing of payments. Accrued expenses and other liabilities increased $3.8 million mainly due to an increase in payroll and related benefits and accrued travel costs. Deposits on purchased inventory decreased $2.4 million. Accounts receivable decreased $1.4 million resulting from the timing of collections.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2020 and 2019 of $1.3 million and $4.4 million, respectively, resulted from capital expenditures to purchase property and equipment.

Financing Activities

During the six months ended June 30, 2020, financing activities used $0.5 million in cash, consisting primarily of $0.5 million of stock offering costs.

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

We were in compliance with all financial covenants under the SVB Term Loan at June 30, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of June 30, 2020 and December 31, 2019. Additionally, there were no material changes to our contractual obligations described in our Annual Report on Form 10-K filed with the SEC on March 12, 2020.

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

There have been no significant changes to our accounting policies during the six months ended June 30, 2020, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 12, 2020. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

On September 10, 2019, a complaint for patent infringement was filed by Varian Medical Systems, Inc., in U.S. District Court for the Northern District of California against the Company. Captioned Varian Medical Systems, Inc., v. ViewRay, Inc., the complaint alleges that the Company infringes two related patents, U.S. Patent Nos. 8,637,841 and 9,082,520 and seeks injunctive relief and monetary damages. The Company filed its answer on November 1, 2019. The District Court matter is presently in discovery. We believe the allegations in the complaint are without merit and intend to vigorously defend the litigation.

On July 7, 2020 and July 31, 2020, the Company filed a petition with the Patent Trial & Appeal Board of the United States Patent and Trademark Office, requesting institution of inter partes review (IPR) and cancellation of claims 1-3, 5-8, 10, 13, 14 of Varian’s U.S. Patent No. 9,082,520.

Class Action Litigation

On September 13, 2019, a class action complaint for violation of federal securities laws was filed in U.S. District Court for the Northern District of Ohio against the Company, its chief executive officer, chief scientific officer, and former chief financial officer. On December 19, 2019, the court appointed Plymouth County Retirement Association as the lead plaintiff, and on February 28, 2020 the lead plaintiff filed an amended complaint asserting securities fraud claims against the Company, its chief executive officer, chief operating officer, chief scientific officer, and former chief executive officer and former chief financial officer. Now captioned Plymouth County Retirement Association v. ViewRay, Inc., et al., the amended complaint alleges that the Company violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts concerning the its business, operations, and financial results, and seeks damages, interest, and other relief. We filed a motion to dismiss the amended complaint on May 28, 2020.  That motion is now fully briefed and under consideration by the court. We believe the allegations in the complaint are without merit and intend to vigorously defend the litigation.

Stockholder Derivative Lawsuit

On July 22, 2020, a stockholder derivative lawsuit was filed against ViewRay (as a nominal defendant) and certain of its current and former officers and directors in the U.S. District Court for the Northern District of Ohio. This action alleges, purportedly on behalf of ViewRay, that the officers and directors violated Section 14(a) of the Securities Exchange Act of 1934, breached their fiduciary duties, wasted corporate assets, and were unjustly enriched based on factual assertions substantially similar to those in the class action complaint described above. The complaint seeks, among other things, damages awarded to ViewRay, restitution and disgorgement of profits in an unspecified amount, and corporate reforms.

Given the early stage of each of the litigation matters described above, at this time we are unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. However, litigation is subject to inherent uncertainties, and one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect in the period in which they are resolved and on our business generally. In addition, regardless of their merits or their ultimate outcomes, lawsuits and legal proceedings are costly, divert management attention and may materially adversely affect our reputation, even if resolved in our favor.

The information under the caption “Commitments and Contingencies” in Note 6 of the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Except with respect to the risk factor set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. If any of the risks discussed in our Annual Report on Form 10-K or below are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Risks Related to Our Business and Strategy

The coronavirus disease has been declared a pandemic by the World Health Organization, has spread to many parts of the world, and has and will continue to adversely affect our business operations and financial condition.

The coronavirus disease has been declared a pandemic by the World Health Organization, or WHO, and has spread to many parts of the world and has and will continue to adversely affect our business operations and financial condition. The outbreak continues to grow globally and government and private sector responsive actions have and will continue to adversely affect our business operations. It is impossible to predict the effect and potential spread of the coronavirus globally.

Should the coronavirus continue to spread, our business plans will be further materially delayed or interrupted. Our sales and revenue cycles, including MRIdian orders, deliveries and installation, as well as our other business operations, are likely to be significantly delayed as we experience adverse impacts, including but not limited to adverse impacts affecting our teammates, global supply chain partners, transportation service providers, and customers. For example, along with delays in service from our global supply chain partners, we have experienced delays in installation of systems in the United States, Asia and Europe due to the restrictions imposed by government agencies and our customers in response to the spread of coronavirus. Similarly, our ability to conduct commercial efforts with our customers have been and are likely to continue to be disrupted as customers have suspended in-person sales calls and turned their focus to dealing with the impact of coronavirus on their operations. In the first quarter of 2020, we initiated a contingency plan with the goal to reduce our cash usage by approximately $30 million during the remainder of 2020, largely through reductions in operating expense, working capital and company-wide salary reductions. In addition, on July 6, 2020, we reduced our workforce by approximately 20%. However, if our business operations continue to be adversely impacted by the spread of coronavirus, our costs associated with operating our business could be significantly higher than planned, which may have a material impact on our business. The coronavirus could also further adversely impact our teammate population, as well as our near-term and long-term revenues, earnings and cash flow and may require significant additional expenditures to mitigate such impacts.

Should the global recession persist as a result of the impact of coronavirus, our ability to conduct our business and to access capital markets will be negatively impacted; and capital equipment sales, which make up the majority of our revenue, may take longer than other areas of the economy in a recovery, which may have a material impact on our business. The coronavirus pandemic continues to develop rapidly, and its continued global economic impact may negatively impact our operations in areas that we are not aware of currently.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Exhibit	Date Filed	Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws of ViewRay, Inc.	8-K	3.2	5/10/18

10.1	Offer Letter to Zachary Stassen dated April 20, 2020.	8-K	10.1	4/30/20

10.2	ViewRay, Inc. Amended and Restated 2015 Equity Incentive Award Plan.	S-8	99.1	6/26/20

10.3	Separation Agreement, dated June 1, 2020, by and between ViewRay Inc. and Richard “Brian” Knaley.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWRAY, INC.

Dated: July 31, 2020	By:	/s/ Scott Drake
	Name:	Scott Drake
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: July 31, 2020	By:	/s/ Zachary Stassen
	Name:	Zachary Stassen
	Title:	Chief Financial Officer
(Principal Financial Officer)