Form 10-Q
period 2020-09-30
ViewRay, Inc.
filed 2020-11-06
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 29, 2020, the registrant had 148,499,601 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIEWRAY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$163,881	$226,783
Accounts receivable	26,548	16,817
Inventory	46,456	55,031
Deposits on purchased inventory	4,254	6,457
Deferred cost of revenue	8,705	3,466
Prepaid expenses and other current assets	4,659	3,310
Total current assets	254,503	311,864
Property and equipment, net	22,533	23,399
Restricted cash	1,460	1,404
Intangible assets, net	51	55
Right-of-use assets	10,055	11,720
Other assets	1,485	1,577
TOTAL ASSETS	$290,087	$350,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,607	$13,739
Accrued liabilities	17,966	21,390
Customer deposits	16,080	9,662
Operating lease liability, current	2,251	2,264
Current portion of long-term debt	15,556	1,556
Deferred revenue, current	21,838	10,457
Total current liabilities	81,298	59,068
Deferred revenue, net of current portion	2,884	3,553
Long-term debt	40,134	53,995
Warrant liabilities	4,092	5,373
Operating lease liability, noncurrent	8,816	10,479
Other long-term liabilities	1,827	1,377
TOTAL LIABILITIES	139,051	133,845
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at September 30, 2020 and December 31, 2019; 147,954,426 and 147,191,695 shares issued and outstanding at September 30, 2020 and December 31, 2019	1,469	1,462
Additional paid-in capital	750,552	733,888
Accumulated deficit	(600,985)	(519,176)
TOTAL STOCKHOLDERS’ EQUITY	151,036	216,174
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$290,087	$350,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product	$6,210	$18,696	$28,295	$65,475
Service	3,758	2,048	9,909	5,482
Distribution rights	118	118	356	356
Total revenue	10,086	20,862	38,560	71,313
Cost of revenue:
Product	8,550	18,521	34,393	63,368
Service	2,600	1,767	8,380	9,489
Total cost of revenue	11,150	20,288	42,773	72,857
Gross margin	(1,064)	574	(4,213)	(1,544)
Operating expenses:
Research and development	5,245	5,641	17,793	17,135
Selling and marketing	2,669	7,297	11,585	19,845
General and administrative	16,031	19,381	47,046	49,888
Total operating expenses	23,945	32,319	76,424	86,868
Loss from operations	(25,009)	(31,745)	(80,637)	(88,412)
Interest income	5	484	787	1,391
Interest expense	(1,074)	(1,069)	(3,183)	(2,902)
Other (expense) income, net	(2,047)	11,499	1,224	4,933
Loss before provision for income taxes	$(28,125)	$(20,831)	$(81,809)	$(84,990)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(28,125)	$(20,831)	$(81,809)	$(84,990)
Net loss per share, basic and diluted	$(0.19)	$(0.21)	$(0.55)	$(0.87)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	148,042,972	99,039,789	147,683,344	97,763,964

The accompanying notes are an integral part of these condensed consolidated financial statements

VIEWRAY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2020
Balance at June 30, 2020	147,616,373	$1,466	$745,418	$(572,860)	$174,024
Stock-based compensation	—	—	5,759	—	5,759
Issuance of common stock from releases of restricted stock units	338,053	3	(3)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(622)	—	(622)
Net loss	—	—	—	(28,125)	(28,125)
Balance at September 30, 2020	147,954,426	$1,469	$750,552	$(600,985)	$151,036

Nine Months Ended September 30, 2020
Balance at December 31, 2019	147,191,695	$1,462	$733,888	$(519,176)	$216,174
Issuance of common stock from option exercises	20,579	—	15	—	15
Stock-based compensation	—	—	17,063	—	17,063
Issuance of common stock from releases of restricted stock units	659,920	6	(6)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(754)	—	(754)
Issuance of common stock from employee stock purchase plan	82,232	1	155	—	156
Write-down of offering costs related to previous issuance of common stock upon public offering	—	—	191	—	191
Net loss	—	—	—	(81,809)	(81,809)
Balance at September 30, 2020	147,954,426	$1,469	$750,552	$(600,985)	$151,036

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Three Months Ended September 30, 2019
Balance at June 30, 2019	98,259,203	$973	$585,080	$(463,136)	$122,917
Issuance of common stock from option exercises	517,624	5	1,433	—	1,438
Stock-based compensation	—	—	4,910	—	4,910
Issuance of common stock from releases of restricted stock units	335,863	3	(3)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(2,410)	—	(2,410)
Issuance of common stock from warrant exercises	293,115	3	(3)	—	—
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	1,871	—	1,871
Net loss	—	—	—	(20,831)	(20,831)
Balance at September 30, 2019	99,405,805	$984	$590,878	$(483,967)	$107,895

Nine Months Ended September 30, 2019
Balance at December 31, 2018	96,332,023	$952	$565,334	$(398,977)	$167,309
Issuance of common stock from option exercises	2,219,251	23	9,618	—	9,641
Stock-based compensation	—	—	14,369	—	14,369
Issuance of common stock from releases of restricted stock units	390,332	4	(4)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(2,410)	—	(2,410)
Issuance of common stock from warrant exercises	464,199	5	(5)	—	—
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	3,976	—	3,976
Net loss	—	—	—	(84,990)	(84,990)
Balance at September 30, 2019	99,405,805	$984	$590,878	$(483,967)	$107,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,809)	$(84,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,372	3,156
Stock-based compensation	17,063	14,369
Accretion on asset retirement obligation	62	22
Change in fair value of warrant liabilities	(1,281)	(4,674)
Loss on disposal of property and equipment	121	—
Inventory lower of cost or net realizable value adjustment	150	—
Amortization of debt discount and interest accrual	527	472
Product upgrade reserve	(1,260)	4,431
Changes in operating assets and liabilities:
Accounts receivable	(9,731)	3,566
Inventory	8,425	(10,514)
Deposits on purchased inventory	2,203	3,259
Deferred cost of revenue	(6,937)	1,951
Prepaid expenses and other assets	(1,268)	852
Accounts payable	(6,031)	1,231
Accrued expenses and other long-term liabilities	(1,416)	4,774
Customer deposits and deferred revenue	17,130	(14,537)
Net cash used in operating activities	(59,680)	(76,632)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,201)	(7,541)
Purchase of intangible asset	—	(57)
Net cash used in investing activities	(2,201)	(7,598)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of offering costs related to common stock public offering	(539)	—
Payment of debt issuance cost	—	(168)
Proceeds from the exercise of stock options	15	9,641
Proceeds from employee stock purchase plan	313	—
Payments for taxes related to net share settlement of equity awards	(754)	(2,410)
Net cash (used in) provided by financing activities	(965)	7,063
NET (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(62,846)	(77,167)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	228,187	169,365
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$165,341	$92,198
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,695	$2,879
Cash paid for taxes	$28	$7
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock warrants reclassified from liability to additional paid-in capital upon exercise	$—	$3,976
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,647
Transfer of property and equipment from inventory and deferred cost of revenue	$1,698	$4,446
Purchases of property and equipment in accounts payable and accrued liabilities	$381	$491

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

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from public and private offerings and available borrowings under its term loan agreement, as well as cash receipts from its sales of MRIdian systems. These have historically been sufficient to meet working capital needs, capital expenditures, operating expenses, and debt service obligations. During the nine months ended September 30, 2020, the Company incurred a net loss from operations of $81.8 million and used cash in operations of $59.7 million. The Company believes that its existing cash balance of $163.9 million as of September 30, 2020, together with anticipated cash proceeds from sales of MRIdian systems will be sufficient to provide liquidity to fund its obligations for at least the next 12 months.
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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 12, 2020, and have not changed significantly since that filing.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  Topic 740 reduces complexity in certain areas of accounting for income taxes and makes minor improvements to the codification. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is still evaluating the impact of this update but does not believe it will have a material impact on its consolidated financial statements and related disclosures.

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

In August 2020, the FASB issued ASU 2020-06, an update to ASC Topic 470, Subtopic - 20, Debt - Debt with Conversion and Other Options, and ASC Topic 815, Subtopic – 40, Derivatives and Hedging - Contracts in Entity's Own Equity. The ASU simplifies the guidance for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity by reducing the number of accounting models for convertible instruments and amends guidance in ASC Topic 260, Earnings Per Share, relating to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2021, with early adoption permitted for fiscal years that begin after December 15, 2020. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted FASB ASU 2018-13, Fair Value Measurements (Topic 820). Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The standard eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information, and modifies some disclosure requirements. As the result of the adoption the Company is no longer required to disclose (1) the amount of and the reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation process for Level 3 fair value measurements. Additionally, the Company is required to disclose (1) the changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. No significant changes were made to our fair value disclosures in the notes to the condensed consolidated financial statements in order to comply with ASU 2018-13. Refer to Note 4, Fair Value of Financial Instruments.
3.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prototype	$16,901	$16,419
Machinery and equipment	16,431	15,816
Leasehold improvements	6,857	6,718
Furniture and fixtures	1,295	1,284
Software	1,389	1,389
Construction in progress	6,117	4,176
Property and equipment, gross	48,990	45,802
Less: accumulated depreciation and amortization	(26,457)	(22,403)
Property and equipment, net	$22,533	$23,399

Depreciation and amortization expense related to property and equipment were $1.4 million and $1.2 million during the three months ended September 30, 2020 and 2019, and $4.4 million and $3.2 million during the nine months ended September 30, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued payroll and related benefits	$9,958	$9,577
Accrued accounts payable	2,653	4,764
Payroll withholding tax, sales and other tax payable	1,460	1,066
Accrued legal, accounting and professional fees	825	1,175
Product upgrade reserve	2,534	3,794
Other	536	1,014
Total accrued liabilities	$17,966	$21,390

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Deferred revenue:
Product	$14,329	$3,141
Service	8,353	8,473
Distribution rights	2,040	2,396
Total deferred revenue	24,722	14,010
Less: current portion of deferred revenue	(21,838)	(10,457)
Noncurrent portion of deferred revenue	$2,884	$3,553

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued interest, noncurrent portion	$904	$516
Asset retirement obligation	923	861
Total other-long term liabilities	$1,827	$1,377

4.	Fair Value of Financial Instruments

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

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at September 30, 2020 and December 31, 2019. Level 3 liabilities that are measured on a recurring basis relate to the 2017 and 2016 Placement Warrants, as described in Note 9. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock, volatility and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 9). During the nine months ended September 30, 2020, no warrants were exercised. During the nine months ended September 30, 2019, warrants to purchase 464,199 shares of common stock were exercised and the aggregate fair value upon exercise of $4.0 million was reclassified from liabilities to additional paid-in-capital.

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2020, the Company recorded a loss of $2.0 million and a gain of $1.3 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. During the three and nine months ended September 30, 2019, the Company recorded a gain of $13.5 million and a gain of $8.6 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At September 30, 2020
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$3,092	$3,092
2016 Placement Warrants Liability	—	—	1,000	1,000
Total	$—	$—	$4,092	$4,092

	December 31, 2019
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$1,330	$1,330
2016 Placement Warrants Liability	—	—	4,043	4,043
Total	$—	$—	$5,373	$5,373

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

	Nine Months Ended September 30,
	2020	2019
Fair value, beginning of period	$5,373	$11,844
Change in fair value of Level 3 financial liabilities	(1,281)	(4,674)
Fair value of 2016 Placement Warrants at exercise	—	(3,458)
Fair value of 2017 Placement Warrants at exercise	—	(518)
Fair value, end of period	$4,092	$3,194

5.	Debt

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

The SVB Term Loan requires that the Company maintain a minimum cash balance in accounts at Silicon Valley Bank or one of its affiliates or else comply with a liquidity ratio and/or a minimum revenue financial covenant. On December 31, 2019, the Company entered into the First Amendment (the First Amendment) to the SVB Term Loan. The First Amendment, among other things, amended the SVB Term Loan to (i) suspend testing of the minimum revenue financial covenant for the fiscal quarter ended December 31, 2019, (ii) provide for the minimum trailing twelve-month revenue thresholds under the minimum revenue financial covenant for periods ending on the last day of fiscal quarters in fiscal years subsequent to 2020 to be determined annually at the greater of (a) a 25% cushion to revenue forecasts provided by the Company to SVB and (b) 10% year-over-year annual growth, unless otherwise agreed, (iii) increase the minimum liquidity ratio financial covenant from 1.50:1.00 to 1.75:1.00 and (iv) increase the prepayment premium from 1.00% to 2.00% for amounts prepaid under the SVB Term Loan prior to the maturity date thereof, subject to certain exceptions. On October 30, 2020, the Company entered into the Second Amendment (the Second Amendment) to the SVB Term Loan. Refer to Note 14, Subsequent Events.

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

The Company’s scheduled future payments on the SVB Term Loan at September 30, 2020 are as follows (in thousands):

Year Ended December 31,
The remainder of 2020	$1,555
2021	18,667
2022	18,667
2023	17,111
2024	—
Total future principal payments	56,000
Less: unamortized debt discount	(310)
Carrying value of long-term debt	55,690
Less: current portion	(15,556)
Long-term portion	$40,134

Refer to Note 14, Subsequent Events, for details of the amended SVB Term Loan entered into as of October 30, 2020.

6.	Commitments and Contingencies

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

In recognition of the right-of-use assets and the related lease liabilities, the options to extend the lease term have not been included as the Company is not reasonably certain that it will exercise any such option. At September 30, 2020, the weighted-average remaining lease term in years is 4.8 years and the weighted-average discount rate used is 7.7%.

The Company recognized the following lease costs arising from lease transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$781	$782	$2,344	$2,085

The Company recognized the following cash flow transactions arising from lease transactions (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$2,355	$1,742
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1,647

At September 30, 2020, the future payments and interest expense for the operating leases are as follows (in thousands):

Year Ending December 31,	Future Payments
The remainder of 2020	$792
2021	2,831
2022	2,497
2023	2,571
2024	2,604
2025	1,924
Total undiscounted cash flows	$13,219
Less: imputed interest	(2,152)
Present value of lease liabilities	$11,067

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

Patent Litigation

On September 10, 2019, a complaint for patent infringement was filed by Varian Medical Systems, Inc., in U.S. District Court for the Northern District of California against the Company. Captioned Varian Medical Systems, Inc., v. ViewRay, Inc., the complaint alleges that the Company infringes two related patents, U.S. Patent Nos. 8,637,841 and 9,082,520 and seeks injunctive relief and monetary damages. The Company filed its answer on November 1, 2019. The District Court matter was stayed on October 23, effective through December 7, 2020. The Company believes the allegations in the complaint are without merit and intends to vigorously defend the litigation.

On July 7, 2020 and July 31, 2020, the Company filed a petition with the Patent Trial & Appeal Board of the United States Patent and Trademark Office (PTAB), requesting institution of inter partes review (IPR) and cancellation of claims 1-3, 5-8, 10, 13, 14 of Varian’s U.S. Patent No. 9,082,520. On August 13, 2020, the Company filed a separate petition with the PTAB, requesting an IPR and cancellation of claims 1-4 and 20-22 of Varian’s U.S. Patent No. 8,637,841.

Class Action Litigation

On September 13, 2019, a class action complaint for violation of federal securities laws was filed in U.S. District Court for the Northern District of Ohio against the Company, its chief executive officer, chief scientific officer, and former chief financial officer. On December 19, 2019, the court appointed Plymouth County Retirement Association as the lead plaintiff, and on February 28, 2020 the lead plaintiff filed an amended complaint asserting securities fraud claims against the Company, its chief executive officer, chief operating officer, chief scientific officer, and former chief executive officer and former chief financial officer. Now captioned Plymouth County Retirement Association v. ViewRay, Inc., et al., the amended complaint alleges that the Company violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts concerning the its business, operations, and financial results, and seeks damages, interest, and other relief. The Company filed a motion to dismiss the amended complaint on May 28, 2020. While the initial motion to dismiss was pending, the plaintiff was granted leave to file a second amended complaint. A motion to dismiss the second amended complaint was filed on September 16, 2020, and that motion has been fully briefed. The Company believes the allegations in the complaint are without merit and intends to vigorously defend the litigation.

Stockholder Derivative Lawsuit

On July 22, 2020, a stockholder derivative lawsuit was filed against ViewRay (as a nominal defendant) and certain of its current and former officers and directors in the U.S. District Court for the Northern District of Ohio. This action alleges, purportedly on behalf of ViewRay, that the officers and directors violated Section 14(a) of the Securities Exchange Act of 1934, breached their fiduciary duties, wasted corporate assets, and were unjustly enriched based on factual assertions substantially similar to those in the class action complaint described above. The complaint seeks, among other things, damages awarded to ViewRay, restitution and disgorgement of profits in an unspecified amount, and corporate reforms. Due to the overlap between the allegations in the derivative complaint and those in the putative securities class action complaint, this lawsuit is stayed until December 3, 2020, pending a decision on the motion to dismiss the second amended complaint in the securities action.

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

At September 30, 2020, the Company had $1.6 million in outstanding firm purchase commitments.
7.	Revenue

The Company derives revenue primarily from the sale of MRIdian systems and related services as well as support and maintenance services on sold systems. Revenue is categorized as product revenue, service revenue and distribution rights revenue.

The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S.
Product	$618	$6,107	$7,920	$28,394
Service	2,168	1,140	5,664	3,094
Total U.S. revenue	$2,786	$7,247	$13,584	$31,488

Outside of U.S. ("OUS")
Product	$5,592	$12,589	$20,375	$37,081
Service	1,590	908	4,245	2,388
Distribution rights	118	118	356	356
Total OUS revenue	$7,300	$13,615	$24,976	$39,825

Total
Product	$6,210	$18,696	$28,295	$65,475
Service	3,758	2,048	9,909	5,482
Distribution rights	118	118	356	356
Total revenue	$10,086	$20,862	$38,560	$71,313

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

Trade receivables are recorded at the original invoiced amount, net of an estimated allowance for credit losses. Trade credit is generally extended on a short-term basis. The Company occasionally provides for long-term trade credit for its maintenance services so that the period between when the services are rendered to its customers and when the customers pay for that service is within one year. Thus, the Company’s trade receivables do not bear interest or contain a significant financing component. Long-term trade receivables of $0.1 million and $0.2 million were reported within other assets in the condensed consolidated balance sheets at September 30, 2020 and at December 31, 2019, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate and are expected to be collected two to three years from the date of invoice as the underlying maintenance services are rendered. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. This contract asset is recorded as an unbilled receivable and reported as part of accounts receivable on the consolidated balance sheets.

Trade receivables are periodically evaluated for collectability based on past credit history of the respective customers and their current financial condition. Changes in the estimated collectability of trade receivables are included in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the estimated allowance for credit losses. The Company generally does not require collateral for trade receivables. There were no estimated allowances for credit losses recorded at September 30, 2020 or December 31, 2019.

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

During the three and nine months ended September 30, 2020, the Company recognized $2.0 million and $7.4 million of revenues that was included in the deferred revenue balance at the beginning of the reporting period. During the three and nine months ended September 30, 2019, the Company recognized $1.0 million and $10.2 million of revenues that were included in the deferred revenue balance at the beginning of the reporting period.

Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company estimates the transaction price at contract inception, including any variable consideration, and updates the estimate each reporting period for any changes. There were no amounts recognized during the three and nine months ended September 30, 2020 from performance obligations satisfied in the prior period. For the three and nine months ended September 30, 2019, the Company recognized $0.0 million and $0.9 million in revenue from performance obligations satisfied in the prior period.

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

Equity Classified Common Stock Warrants

In connection with a debt financing in December 2013, the Company issued warrants to purchase 128,231 shares of its common stock with an exercise price of $5.84 per share. These warrants are exercisable any time at the option of the holder until December 16, 2023. In August 2019, the Company issued 36,457 shares of its common stock upon the net exercise of 128,231 2013 Placement Warrants. All of the December 2013 Placement Warrants have been exercised and none of the warrants are outstanding at September 30, 2020.

In connection with the merger of the Company and ViewRay Technologies, Inc. in July 2015, or the Merger, in July and August 2015, the Company conducted a private placement offering as part of which the Company issued warrants, or the 2015 Placement Warrants, that provide the warrant holder the right to purchase 198,760 shares of common stock at an exercise price of $5.00 per share. The 2015 Placement Warrants are exercisable at any time at the option of the holder until the five-year anniversary of its date of issuance. During the year ended December 31, 2018, the Company issued 92,487 shares of its common stock upon the net exercise of 159,010 shares of the 2015 Placement Warrants. The remaining 39,750 shares of the 2015 Placement Warrants expired in July and August 2020 and none remained outstanding at September 30, 2020.

In connection with the March 2018 Direct Registered Offering, the Company issued warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share. The 2018 Offering Warrants became exercisable upon issuance and expire in March 2025. None of the 2018 Offering Warrants have been exercised to date and they all remained outstanding at September 30, 2020.

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

Liability Classified Common Stock Warrants

In connection with the 2017 and 2016 Private Placements, the Company issued warrants that provide the warrant holder the right to purchase 1,720,512 and 1,380,745 shares of common stock. The 2017 and 2016 Placement Warrants contain protection whereby the warrant holders will have the right to receive cash in the amount equal to the Black-Scholes value of the warrants upon the occurrence of a change of control, as defined in the warrant agreement. The 2017 and 2016 Placement Warrants were accounted for as a liability at the date of issuance and are adjusted to fair value at each balance sheet date, with the change in fair value recorded as a component of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. The key terms of the 2017 and 2016 Placement Warrants are as follows:

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Nine Months Ended September 30, 2020	Warrants Outstanding at September 30, 2020
2017 Placement Warrants	January 2017	7 years	$3.17	—	1,618,890
2016 Placement Warrants	August and September 2016	7 years	$2.95	—	537,263
Total				—	2,156,153

During the three and nine months ended September 30, 2020, the Company recorded a loss of $2.0 million and a gain of $1.3 million, respectively, related to the change in fair value of the 2016 and 2017 Placement Warrants. During the three and nine months ended September 30, 2019, the Company recorded a gain of $13.5 million and $8.6 million, respectively, related to the change in fair value of the 2016 and 2017 Placement Warrants. The fair value of the 2016 and 2017 Placement Warrants at September 30, 2020 and December 31, 2019, respectively, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	2017 Placement Warrants		2016 Placement Warrants
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Expected term (in years)	3.3	4.0	2.9	3.6
Expected volatility	77.9%	68.0%	77.0%	67.5%
Risk-free interest rate	0.2%	1.7%	0.2%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

10.	Stock-Based Compensation

A summary of the Company’s stock award activity and related information is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance at December 31, 2019	948,415	11,165,846	$7.44	7.6	$1,907
Additional shares authorized	9,137,667
Options granted	(736,579)	736,579	1.97
Options exercised	—	(20,579)	0.72
Options cancelled or forfeited	3,496,601	(3,496,601)	6.99
Withheld shares to pay for taxes on released RSUs	299,898
RSUs granted	(5,981,966)
RSUs cancelled or forfeited	599,623
Balance at September 30, 2020	7,763,659	8,385,245	$7.12	7.6	$2,273
Vested and exercisable at September 30, 2020		5,180,433	$7.11	7.1	$1,199
Vested and expected to vest at September 30, 2020		8,095,506	$7.15	7.5	$2,134

Stock Options

The weighted-average grant date fair value of options granted to employees was $1.20 and $4.71 per share during the nine months ended September 30, 2020 and 2019, respectively. The grant date fair values of options vested was $7.6 million and $11.4 million during the nine months ended September 30, 2020 and 2019, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic values of options exercised was $0.0 million and $7.8 million during the nine months ended September 30, 2020 and 2019, respectively.

At September 30, 2020, total unrecognized compensation cost related to stock options granted to employees, net of estimated forfeitures, was $11.8 million which is expected to be recognized over a weighted-average period of 2.1 years.

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

The fair value of employee stock options is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2020	2019
Expected term (in years)	6.0	6.0
Expected volatility	68.8%	60.7%
Risk-free interest rate	0.7%	2.4%
Expected dividend yield	0.0%	0.0%

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

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	4,379,777	$5.14
RSUs granted	5,981,966	2.78
RSUs vested	(996,529)	8.14
RSUs forfeited	(599,623)	3.13
Unvested at September 30, 2020	8,765,591	$3.33
Vested and unreleased	153,055
Outstanding at September 30, 2020	8,918,646

The total grant date fair value of RSUs awarded and RSUs vested was $16.7 million and $8.1 million, respectively, for the nine months ended September 30, 2020.

As of September 30, 2020, total unrecognized stock-based compensation cost related to RSUs, net of estimated forfeitures, was $21.1 million which is expected to be recognized over a weighted-average period of 2.0 years. At September 30, 2020, 8,266,088 shares of RSUs are expected to vest.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for employee stock awards and employee stock purchase plan shares in the Company’s condensed consolidated statements of operations and comprehensive loss is classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$217	$757	$725	$1,967
Research and development	549	1,076	1,705	2,900
Selling and marketing	258	385	817	1,027
General and administrative	4,735	2,692	13,816	8,475
Total stock-based compensation expense	$5,759	$4,910	$17,063	$14,369

Stock-based compensation relating to stock-based awards granted to consultants was insignificant during the three and nine months ended September 30, 2020 and 2019.
11.	Income Tax

Due to the current operating losses, the Company recorded zero income tax expense during the three and nine months ended September 30, 2020 and 2019, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations. The federal and state effective tax rate before valuation allowance is approximately 24% for the nine months ended September 30, 2020.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss, or NOL, carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of September 30, 2020. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had unrecognized tax benefits of $2.5 million and $2.2 million at September 30, 2020 and December 31, 2019, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. At September 30, 2020 and December 31, 2019, there were no accrued interest and penalties related to uncertain tax positions.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the nine months ended September 30, 2020.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	8,859,188	11,350,034	9,341,730	10,613,157
Common stock warrants	3,585,264	3,866,555	3,604,364	4,200,541
Restricted stock units	2,207,144	437,933	5,275,149	1,206,267
Total	14,651,596	15,654,522	18,221,243	16,019,965
13.	Related Party Transactions

In December 2004, the Company entered into a licensing agreement with the University of Florida Research Foundation, or UFRF, whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a 1% royalty, with a minimum $0.1 million royalty payment per quarter, from sales of products developed and sold by the Company utilizing the licensed patents. Minimum royalty payments in any calendar year are credited against earned royalties for such calendar year. Royalty expenses based on 1% of net sales were $0.1 million and $0.5 million during the three and nine months ended September 30, 2020, respectively, and were recorded as product cost of revenue. Royalty expenses based on 1% of net sales were $0.2 million and $0.6 million during the three and nine months ended September 30, 2019, respectively, and were recorded as product cost of revenue.

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

Under the distribution agreement, Chindex will act as the Company’s distributor and regulatory agent for the sale and delivery of its MRIdian products within the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. The distribution agreement has an initial term of five years with an option to renew for an additional five years. Under the distribution agreement, the Company will supply its products and services to Chindex based on an agreed upon price between the Company and Chindex. In accordance with the agreement, Chindex agreed to pay ViewRay an upfront fee, portions of which may be refundable under certain conditions, of $3.5 million, payable in three installments: (i) the first installment of $1.5 million due approximately 60 days after the effectiveness of the distribution agreement; (ii) the second installment of $1.0 million due on the first anniversary from the effective date of the agreement; and (iii) the third installment of $1.0 million due on the second anniversary from the effective date of the agreement. No amounts have been received as of September 30, 2020 as there have been delays with certain regulatory requirements needed to collect the first installment. Currently, the Company expects the first installment to be received in the fourth quarter of 2020.

14.	Subsequent Events

On October 30, 2020, the Company entered into the Second Amendment (the Second Amendment) to the SVB Term Loan. The Second Amendment, among other things, amended the SVB Term Loan to (i) increase the term loan agreement principal amount from $56.0 million to $58.0 million, (ii) revise the thirty-six equal monthly payments of principal to begin on November 1, 2022, (iii) revise the maturity date to October 1, 2025, (iv) decrease the interest rate from a fixed rate of 6.3% to a floating rate of 2.4% above the Prime Rate, which equates to 5.65% as of October 30, 2020, (v) increase the final payment from 3.15% of the original aggregate principal amount to 3.7% of the revised aggregate principal amount, (vi) revise the minimum trailing twelve-month revenue thresholds under the minimum revenue financial covenant for periods ending on the last day of fiscal quarters in fiscal years subsequent to 2020, (vii) decrease the minimum liquidity ratio financial covenant from 1.75:1.00 to 1.70:1.00, (viii) remove the minimum cash balance as a condition of the minimum revenue financial covenant and the minimum liquidity ratio financial covenant, and (ix) increase the prepayment premium from 2.00% to 3.00% for the first 30 months of the term for amounts prepaid under the SVB Term Loan prior to the maturity date thereof, subject to certain exceptions. In connection with the execution of the Second Amendment, the Company agreed to pay the earned portion of the final payment, which equated to $0.8 million.

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

MRIdian is the first radiation therapy solution that enables simultaneous radiation treatment delivery and real-time MRI imaging of a patient’s internal anatomy. It generates high-quality images that differentiate between the targeted tumor, surrounding soft tissue and nearby critical organs. MRIdian also records the level of radiation dose that the treatment area has received, enabling physicians to adapt the prescription between treatments, as needed. We believe this improved visualization and accurate dose recording will enable better treatment, improve patient outcomes and reduce side effects. Key benefits to users and patients include: improved imaging and patient alignment; the ability to adapt the patient’s radiation treatments to changes while the patient is still on the treatment table, or “on-table adaptive treatment planning”; MRI-based tissue tracking and automated beam gating; and an accurate recording of the delivered radiation dose. Physicians have already used MRIdian to treat a broad spectrum of radiation therapy patients with more than 65 different types of cancer, as well as patients for whom radiation therapy was previously not an option. During the third quarter of 2020, we surpassed a significant milestone by treating more than 10,000 patients.

At September 30, 2020, a total of 40 MRIdian systems, four MRIdian with Cobalt-60 systems and 36 MRIdian Linac systems, are in operation with 37 customers worldwide (16 in the United States and 21 outside the United States). In addition, six MRIdian Linacs have been delivered to customers that are in varying stages of deployment.

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

We generated total revenue of $10.1 million and $20.9 million, and had net losses of $28.1 million and $20.8 million, during the three months ended September 30, 2020 and 2019, respectively. We generated total revenue of $38.6 million and $71.3 million, and net losses of $81.8 and $85.0 million, during the nine months ended September 30, 2020 and 2019, respectively.

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

In the first quarter of 2020, we initiated a contingency plan with the goal to reduce our cash usage by approximately $30 million during the remainder of 2020, largely through reductions in operating expense, working capital and company-wide salary reductions. Regarding company-wide salary reductions, our executive leadership team, including our board of directors, reduced their salaries by as much as 30%, and reductions were then cascaded down at lesser rates through the organization. The company-wide salary reductions remain in effect for our executive leadership team, including our board of directors. However, the reductions at lesser rates for others in our organization were restored in October 2020. In late June 2020, we finalized and communicated a plan to reduce our workforce by approximately 20%. The plan was implemented on July 6, 2020. As of September 30, 2020, we remain on track with our contingency plan to reduce cash usage by approximately $30 million.

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

During the nine months ended September 30, 2020, we received twelve new orders for MRIdian systems, totaling $70.6 million. At September 30, 2020, we had total backlog of $238.9 million.

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

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or net realizable value inventory, or LCNRV, adjustments if the carrying value of the inventory is greater than its net realizable value. We recorded LCNRV charges of $0.0 million and $0.2 million for the three and nine months ended September 30, 2020, respectively. There were no LCNRV charges for the three or nine months ended September 30, 2019.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of changes in the fair value of the 2017 and 2016 Placement Warrants and foreign currency exchange gains and losses.

The outstanding 2017 and 2016 Placement Warrants are re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as a component of other (expense) income, net.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue:
Product	$6,210	$18,696	$28,295	$65,475
Service	3,758	2,048	9,909	5,482
Distribution rights	118	118	356	356
Total revenue	10,086	20,862	38,560	71,313
Cost of revenue:
Product	8,550	18,521	34,393	63,368
Service	2,600	1,767	8,380	9,489
Total cost of revenue	11,150	20,288	42,773	72,857
Gross margin	(1,064)	574	(4,213)	(1,544)
Operating expenses:
Research and development	5,245	5,641	17,793	17,135
Selling and marketing	2,669	7,297	11,585	19,845
General and administrative	16,031	19,381	47,046	49,888
Total operating expenses:	23,945	32,319	76,424	86,868
Loss from operations	(25,009)	(31,745)	(80,637)	(88,412)
Interest income	5	484	787	1,391
Interest expense	(1,074)	(1,069)	(3,183)	(2,902)
Other (expense) income, net	(2,047)	11,499	1,224	4,933
Loss before provision for income taxes	(28,125)	(20,831)	(81,809)	(84,990)
Provision for income taxes	—	—	—	—
Net loss	$(28,125)	$(20,831)	$(81,809)	$(84,990)

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Product	$6,210	$18,696	$(12,486)
Service	3,758	2,048	1,710
Distribution rights	118	118	—
Total revenue	$10,086	$20,862	$(10,776)

Total revenue during the three months ended September 30, 2020 decreased by $10.8 million compared to the three months ended September 30, 2019. The decrease was primarily due to a $12.5 million decrease in product revenue, which was offset by a $1.7 million increase in service revenue during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Product Revenue. Product revenue decreased by $12.5 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was primarily attributable to two fewer MRIdian Linac systems recognized in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Service Revenue. Service revenue increased by $1.7 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the increase in installed base. The $1.7 million increase includes a $0.2 million release of deferred revenue that was related to MRIdian Linac software upgrades.

Cost of Revenue

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Product	$8,550	$18,521	$(9,971)
Service	2,600	1,767	833
Total cost of revenue	$11,150	$20,288	$(9,138)

Product Cost of Revenue. Product cost of revenue decreased by $10.0 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was primarily attributable to two fewer MRIdian Linac systems recognized during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Service Cost of Revenue. Service cost of revenue remained relatively flat as compared to the service revenue increase during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a decrease in the cost of service-related inventory parts and coronavirus related reductions in travel and payroll reductions for our service personnel.

Operating Expenses

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Research and development	$5,245	$5,641	$(396)
Selling and marketing	2,669	7,297	(4,628)
General and administrative	16,031	19,381	(3,350)
Total operating expenses	$23,945	$32,319	$(8,374)

Research and Development. Research and development expenses during the three months ended September 30, 2020 decreased by $0.4 million compared to the three months ended September 30, 2019. The decrease was primarily attributable to a $0.5 million decrease in travel expense attributable to coronavirus related reductions in travel for our research and development workforce.

Selling and Marketing. Selling and marketing expenses during the three months ended September 30, 2020 decreased by $4.6 million compared to the three months ended September 30, 2019. The decrease was primarily attributable to a $2.0 million decrease in personnel expense in the form of sales related compensation and the reduction in workforce, a $1.1 million decrease in travel expense primarily driven by coronavirus related reductions in travel for our sales and marketing workforce, and a $1.1 million decrease in marketing expense primarily driven by the postponement or cancellation of clinical conferences.

General and Administrative. General and administrative expenses during the three months ended September 30, 2020 decreased by $3.4 million compared to the three months ended September 30, 2019. The decrease was primarily attributable to a $1.8 million decrease in travel expense primarily driven by coronavirus related reductions in travel for our general and administrative workforce, a $1.1 million decrease in personnel expense due to the reduction in workforce, and a $0.7 million decrease in consulting and other professional service expense.

Interest Income

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Interest income	$5	$484	$(479)

Interest income decreased by $0.5 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a strategic shift of invested funds from a high to low yield account.

Interest Expense

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Interest expense	$(1,074)	$(1,069)	$(5)

Interest expense related to the SVB Term Loan remained flat during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Other (Expense) Income, Net

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Other (expense) income, net	$(2,047)	$11,499	$(13,546)

Other (expense) income, net during the three months ended September 30, 2020 consisted primarily of a $2.0 million increase in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants as a result of the increase in the Company’s stock price. Other (expense) income, net during the three months ended September 30, 2019 consisted primarily of a $11.6 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenue

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Product	$28,295	$65,475	$(37,180)
Service	9,909	5,482	4,427
Distribution rights	356	356	—
Total revenue	$38,560	$71,313	$(32,753)

Total revenue during the nine months ended September 30, 2020 decreased by $32.8 million compared to the nine months ended September 30, 2019. The decrease was primarily due to a $37.2 million decrease in product revenue, offset by a $4.4 million increase in service revenue during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Product Revenue. Product revenue decreased by $37.2 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was primarily attributable to six fewer MRIdian Linac systems recognized in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. In addition, for the nine months ended September 30, 2019, the Company recognized $0.9 million in revenue from performance obligations satisfied in 2018.

Service Revenue. Service revenue increased by $4.4 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to the increase in installed base. The $4.4 million increase includes a $0.5 million release of deferred revenue that was related to a service contract and a $0.2 million release of deferred revenue that was related to MRIdian Linac software upgrades.

Cost of Revenue

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Product	$34,393	$63,368	$(28,975)
Service	8,380	9,489	(1,109)
Total cost of revenue	$42,773	$72,857	$(30,084)

Product Cost of Revenue. Product cost of revenue decreased by $29.0 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was primarily attributable to six fewer MRIdian Linac systems recognized during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The total cost of revenue in the nine months ended September 30, 2019 was also impacted by approximately $6.9 million of charges, primarily driven by higher than anticipated installation costs related to historical upgrade commitments. The $6.9 million includes $5.5 million of one-time charges and $1.4 million of expenses.

Service Cost of Revenue. Service cost of revenue decreased by $1.1 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a decrease in the cost of service-related inventory parts and coronavirus related reductions in travel and payroll reductions for our service personnel.

Operating Expenses

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Research and development	$17,793	$17,135	$658
Selling and marketing	11,585	19,845	(8,260)
General and administrative	47,046	49,888	(2,842)
Total operating expenses	$76,424	$86,868	$(10,444)

Research and Development. Research and development expenses during the nine months ended September 30, 2020 increased by $0.7 million, compared to the nine months ended September 30, 2019. The increase was primarily attributable to a $0.9 million increase in personnel expense and a $0.6 million increase in depreciation expense, partially offset by a $0.9 million decrease in travel expense primarily driven by coronavirus related reductions in travel for our research and development workforce.

Selling and Marketing. Selling and marketing expenses during the nine months ended September 30, 2020 decreased by $8.3 million, compared to the nine months ended September 30, 2019. This decrease was primarily attributable to a $3.6 million decrease in personnel expense in the form of sales related compensation and the reduction in workforce, a $2.1 million decrease in travel expense primarily driven by coronavirus related reductions in travel for our sales and marketing workforce, a $1.8 million decrease in marketing expense primarily driven by the postponement or cancellation of clinical conferences, and a $0.6 million decrease in professional services.

General and Administrative. General and administrative expenses during the nine months ended September 30, 2020 decreased by $2.8 million, compared to the nine months ended September 30, 2019. This decrease was primarily driven by a $2.7 million decrease in travel expense attributable to coronavirus related reductions in travel for our general and administrative workforce and a $0.6 million decrease in professional services. The decreases were partially offset by a $0.5 million increase in depreciation and amortization expense and a $0.5 million increase in facilities expense.

Interest Income

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Interest income	$787	$1,391	$(604)

Interest income decreased by $0.6 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a strategic shift of invested funds from a high to low yield account in 2020.

Interest Expense

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Interest expense	$(3,183)	$(2,902)	$(281)

Interest expense related to the SVB Term Loan increased by $0.3 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Other (Expense) Income, Net

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Other (expense) income, net	$1,224	$4,933	$(3,709)

Other (expense) income, net during the nine months ended September 30, 2020 consisted primarily of a $1.3 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants. Other (expense) income, net during the nine months ended September 30, 2019 consisted primarily of a $4.7 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the nine months ended September 30, 2020 and 2019, we had net losses of $81.8 million and $85.0 million, respectively. At September 30, 2020 and December 31, 2019, we had an accumulated deficit of $601.0 million and $519.2 million, respectively.

At September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $163.9 million and $226.8 million, respectively. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed and delivered. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and public or private debt. In December 2019, we raised aggregate gross proceeds of $149.6 million via a public offering, in which we sold approximately 47.8 million shares of our common stock at a price of $3.13 per share. We expect that our existing cash and cash equivalents, together with proceeds from the sales of MRIdian systems, will enable us to conduct our planned operations for at least the next 12 months.

However, the coronavirus pandemic, the resulting recession and its follow-on effects are impacting and will continue to impact our business activities. For further discussion, see the section titled “Impact of the Coronavirus Disease” included above. In the first quarter of 2020, we initiated a contingency plan with the goal to reduce our cash usage by approximately $30 million during the remainder of 2020, largely through reductions in operating expense, working capital and company-wide salary reductions. Regarding company-wide salary reductions, our executive leadership team, including our board of directors, reduced their salaries by as much as 30%, and reductions were then cascaded down at lesser rates through the organization. The company-wide salary reductions remain in effect for our executive leadership team, including our board of directors. However, the reductions at lesser rates for others in our organization were restored in October 2020. In late June 2020, we finalized and communicated a plan to reduce our workforce by approximately 20%. The plan was implemented on July 6, 2020. As of September 30, 2020, we remain on track with our contingency plan to reduce cash usage by approximately $30 million.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(59,680)	$(76,632)
Cash used in investing activities	$(2,201)	$(7,598)
Cash (used in) provided by financing activities	$(965)	$7,063

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

During the nine months ended September 30, 2020, cash used in operating activities was $59.7 million, resulting from our net loss of $81.8 million, offset by a $2.4 million net increase in our operating assets and liabilities and by aggregate non-cash charges of $19.8 million.

•

Non-cash charges included $17.1 million of stock-based compensation expense, $4.4 million of depreciation and amortization expense, a $1.3 million gain related to the change in fair value of the 2017 and 2016 Placement Warrants, and $1.3 million for the release of historical upgrade commitments.

•

The net change in our operating assets and liabilities was primarily a result of changes in customer deposits and deferred revenue and inventory, which were partially offset by changes in accounts receivable, deferred cost of revenue, and accounts payable. Customer deposits and deferred revenue increased $17.1 million mainly due to timing of revenue recognition milestones and an increase in customer deposits on orders received as compared to the customer deposits relieved from orders achieving revenue recognition during the nine months ended September 30, 2020. Inventory decreased $8.4 million due to our inventory reduction efforts. Accounts receivable increased $9.7 million resulting from timing of billing milestones and collections. Deferred cost of revenue increased $6.9 million due to shipments of systems that have not yet met the requirements of revenue recognition. Accounts payable decreased $6.0 million due to timing of payments.

During the nine months ended September 30, 2019, cash used in operating activities was $76.6 million, as a result of our net loss of $85.0 million, a $9.4 million net change in our operating assets and liabilities, and offset by aggregate non-cash charges of $17.8 million.

•

Non-cash charges included $14.4 million of stock-based compensation expense, $3.2 million of depreciation and amortization expense, a $4.7 million gain related to the change in fair value of the 2017 and 2016 Placement Warrants, and $4.4 million for historical upgrade commitments.

•

The net change in our operating assets and liabilities was primarily a result of changes in customer deposits and deferred revenue and inventory, which was partially offset by changes in accrued expenses and other liabilities, accounts receivable, deposits on purchased inventory and accounts payable. Inventory increased $10.5 million, in anticipation of upcoming shipments and installations of MRIdian systems. Customer deposits and deferred revenue decreased $14.5 million and deposits on purchased inventory decreased $3.3 million as a result of revenue recognized for the eleven units of MRIdian system sales and one unit of system upgrade partially offset by additional accrual for the units currently being installed. The net change in our operating assets and liabilities was partially offset by a decrease in accounts receivable of $3.6 million resulting from the timing of collections. Deferred costs decreased by $2.0 million mainly due to the revenue recognized in the first nine months of 2019 offset by the transfer of property and equipment from deferred cost of revenue. Accounts payable increased $1.2 million resulting from the build of inventory and the timing of payments. Accrued expense and other liabilities increased by $4.8 million mainly due to an increase in payroll and related benefits and accrued travel costs.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 and 2019 of $2.2 million and $7.6 million, respectively, resulted from capital expenditures to purchase property and equipment.

Financing Activities

During the nine months ended September 30, 2020, financing activities used $1.0 million in cash, consisting primarily of cash used to pay taxes related to net share settlement of equity awards of $0.8 million.

During the nine months ended September 30, 2019, financing activities provided $7.1 million in cash, consisting primarily of $9.6 million from the exercise of stock options, partially offset by cash used to pay taxes related to net share settlement of equity awards of $2.4 million.

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

On December 31, 2019, we entered into the First Amendment (the First Amendment) to the SVB Term Loan. The First Amendment, among other things, amended the SVB Term Loan to (i) suspend testing of the minimum revenue financial covenant for the fiscal quarter ended December 31, 2019, (ii) provide for the minimum trailing twelve-month revenue thresholds under the minimum revenue financial covenant for periods ending on the last day of fiscal quarters in fiscal years subsequent to 2020 to be determined annually at the greater of (a) a 25% cushion to revenue forecasts provided by the Company to SVB and (b) 10% year-over-year annual growth, unless otherwise agreed, (iii) increase the minimum liquidity ratio financial covenant from 1.50:1.00 to 1.75:1.00 and (iv) increase the prepayment premium from 1.00% to 2.00% for amounts prepaid under the SVB Term Loan prior to the maturity date thereof, subject to certain exceptions. On October 30, 2020, the Company entered into the Second Amendment (the Second Amendment) to the SVB Term Loan. Refer to Note 14, Subsequent Events.

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

We were in compliance with all financial covenants under the SVB Term Loan at September 30, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of September 30, 2020 and December 31, 2019. Additionally, there were no material changes to our contractual obligations described in our Annual Report on Form 10-K filed with the SEC on March 12, 2020.

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

There have been no significant changes to our accounting policies during the nine months ended September 30, 2020, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 12, 2020. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Patent Litigation

On September 10, 2019, a complaint for patent infringement was filed by Varian Medical Systems, Inc., in U.S. District Court for the Northern District of California against the Company. Captioned Varian Medical Systems, Inc., v. ViewRay, Inc., the complaint alleges that the Company infringes two related patents, U.S. Patent Nos. 8,637,841 and 9,082,520 and seeks injunctive relief and monetary damages. The Company filed its answer on November 1, 2019. The District Court matter was stayed on October 23, effective through December 7, 2020. We believe the allegations in the complaint are without merit and intend to vigorously defend the litigation.

On July 7, 2020 and July 31, 2020, the Company filed a petition with the Patent Trial & Appeal Board of the United States Patent and Trademark Office (PTAB), requesting institution of inter partes review (IPR) and cancellation of claims 1-3, 5-8, 10, 13, 14 of Varian’s U.S. Patent No. 9,082,520. On August 13, 2020, the Company filed a separate petition with the PTAB, requesting an IPR and cancellation of claims 1-4 and 20-22 of Varian’s U.S. Patent No. 8,637,841.

Class Action Litigation

On September 13, 2019, a class action complaint for violation of federal securities laws was filed in U.S. District Court for the Northern District of Ohio against the Company, its chief executive officer, chief scientific officer, and former chief financial officer. On December 19, 2019, the court appointed Plymouth County Retirement Association as the lead plaintiff, and on February 28, 2020 the lead plaintiff filed an amended complaint asserting securities fraud claims against the Company, its chief executive officer, chief operating officer, chief scientific officer, and former chief executive officer and former chief financial officer. Now captioned Plymouth County Retirement Association v. ViewRay, Inc., et al., the amended complaint alleges that the Company violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts concerning the its business, operations, and financial results, and seeks damages, interest, and other relief. We filed a motion to dismiss the amended complaint on May 28, 2020. While the initial motion to dismiss was pending, the plaintiff was granted leave to file a second amended complaint. A motion to dismiss the second amended complaint was filed on September 16, 2020, and that motion has been fully briefed. We believe the allegations in the complaint are without merit and intend to vigorously defend the litigation.

Stockholder Derivative Lawsuit

On July 22, 2020, a stockholder derivative lawsuit was filed against ViewRay (as a nominal defendant) and certain of its current and former officers and directors in the U.S. District Court for the Northern District of Ohio. This action alleges, purportedly on behalf of ViewRay, that the officers and directors violated Section 14(a) of the Securities Exchange Act of 1934, breached their fiduciary duties, wasted corporate assets, and were unjustly enriched based on factual assertions substantially similar to those in the class action complaint described above. The complaint seeks, among other things, damages awarded to ViewRay, restitution and disgorgement of profits in an unspecified amount, and corporate reforms. Due to the overlap between the allegations in the derivative complaint and those in the putative securities class action complaint, this lawsuit is stayed until December 3, 2020, pending a decision on the motion to dismiss the second amended complaint in the securities action.

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

Item 1A. Risk Factors

Except with respect to the risk factor set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. If any of the risks discussed in our Annual Report on Form 10-K or below are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

Should the coronavirus continue to spread, our business plans will be further materially delayed or interrupted. Our sales and revenue cycles, including MRIdian orders, deliveries and installation, as well as our other business operations, are likely to be significantly delayed as we experience adverse impacts, including but not limited to adverse impacts affecting our teammates, global supply chain partners, transportation service providers, and customers. For example, along with delays in service from our global supply chain partners, we have experienced delays in installation of systems in the United States, Asia and Europe due to the restrictions imposed by government agencies and our customers in response to the spread of coronavirus. Similarly, our ability to conduct commercial efforts with our customers have been and are likely to continue to be disrupted as customers have suspended in-person sales calls and turned their focus to dealing with the impact of coronavirus on their operations. In the first quarter of 2020, we initiated a contingency plan with the goal to reduce our cash usage by approximately $30 million during the remainder of 2020, largely through reductions in operating expense, working capital and company-wide salary reductions. The company-wide salary reductions remain in effect for our executive leadership team, including our board of directors. However, the reductions at lesser rates for others in our organization were restored in October 2020. In addition, on July 6, 2020, we reduced our workforce by approximately 20%. However, if our business operations continue to be adversely impacted by the spread of coronavirus, our costs associated with operating our business could be significantly higher than planned, which may have a material impact on our business. The coronavirus could also further adversely impact our teammate population, as well as our near-term and long-term revenues, earnings and cash flow and may require significant additional expenditures to mitigate such impacts.

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

Third-party payors are incentivizing value-based health care by moving away from fee-for-service payment systems to alternative payment models that pay providers based on an episode of care. Under such models, providers are paid a prospectively determined payment amount per episode and must furnish all medically necessary services to treat the patient. Providers may enter into risk-share arrangements with payors under such models. An example of such a model is Medicare’s July 2019 proposal to implement a Radiation Oncology Alternative Payment Model, or RO APM. While the exact timetable for implementation is not clear as of the date of this Quarterly Report on Form 10-Q, we and other radiation oncology community stakeholders expect implementation to occur sometime in 2021. On September 18, 2020, CMS issued a final rule on the RO APM with a January 1, 2021 implementation date. However, on October 21, 2020, the CMS Administrator announced that CMS would start rulemaking processes to delay implementation of the RO Model to July 1, 2021. The implementation of the RO APM could affect the demand for MRIdian. Demand can also change as CMS makes changes to the RO APM model in later years as well as if other third-party payors adopt similar models.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Exhibit	Date Filed	Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws of ViewRay, Inc.	8-K	3.2	5/10/18

10.1	Separation Agreement, dated July 28, 2020, by and between ViewRay Inc. and Shahriar Matin.	8-K	10.1	7/30/20

10.2*†	Agreement made as of October 1, 2020, by and among ViewRay Technologies, Inc., ViewRay, Inc. and Siemens Healthcare GmbH.	8-K	10.1	10/7/20

10.3	Second Amendment dated as of October 30, 2020 to Loan and Security Agreement, by and among ViewRay, Inc., ViewRay Technologies, Inc. and Silicon Valley Bank.	8-K	10.1	11/5/20

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

*	Certain identified information has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.
†

Portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWRAY, INC.

Dated: November 6, 2020	By:	/s/ Scott Drake
	Name:	Scott Drake
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2020	By:	/s/ Zachary Stassen
	Name:	Zachary Stassen
	Title:	Chief Financial Officer
(Principal Financial Officer)