Form 10-K
period 2020-12-31
ViewRay, Inc.
filed 2021-03-05
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2020, was $273,162,523.

The number of shares of Registrant’s Common Stock outstanding as of February 26, 2021 was 160,801,302.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held in 2021 are incorporated by reference in Part III of this Form 10-K where indicated.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	the effect of the coronavirus pandemic and its associated disruption to the global economy and our business operations and financial condition;
•	the effect or impact of market consolidation;
•	market acceptance of magnetic resonance imaging (“MRI”) guided radiation therapy;
•	the benefits of MR Image-Guided radiation therapy;
•	our ability to successfully sell and market MRIdian® in our existing and expanded geographies;
•	the performance of MRIdian in clinical settings;
•	competition from existing technologies or products or new technologies and products that may emerge;
•	the pricing and reimbursement of MR Image-Guided radiation therapy;
•	the implementation of our business model and strategic plans for our business and MRIdian;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering MRIdian;
•	our ability to obtain regulatory approval in targeted markets for MRIdian;
•	our ability to procure materials and components in connection with the manufacture and installation of MRIdian;
•	estimates of our future revenue, expenses, capital requirements and our need for additional financing;
•	our financial performance;
•	our expectations related to the MRIdian linear accelerator technology, or MRIdian Linac;
•	developments relating to our competitors and the healthcare industry; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A, titled “Risk Factors” and discussed elsewhere in this Report. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.

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

•

In February 2019, we received 510(k) clearance for advancements in MRI, 8 frames per second cine, Functional imaging (T1/T2/DWI) and High-Speed MLC. In December 2019, we received the CE mark for these advancements in the EEA.

•	We are also seeking required MRIdian Linac approvals in other countries.

MRIdian is the first radiation therapy solution that enables simultaneous radiation treatment delivery and real-time MRI imaging of a patient’s internal anatomy. It generates high-quality images that differentiate between the targeted tumor, surrounding soft tissue and nearby critical organs. MRIdian also records the level of radiation dose that the treatment area has received, enabling physicians to adapt the prescription between treatments, as needed. We believe this improved visualization and accurate dose recording will enable better treatment, improve patient outcomes and reduce side effects. Key benefits to users and patients include: improved imaging and patient alignment; the ability to adapt the patient’s radiation treatments to changes while the patient is still on the treatment table, or

“on-table adaptive treatment planning”; MRI-based tissue tracking and automated beam gating; and an accurate recording of the delivered radiation dose. Physicians have already used MRIdian to treat a broad spectrum of radiation therapy patients with more than 65 different types of cancer, as well as patients for whom radiation therapy was previously not an option. During 2020, our MRIdian customers surpassed a significant milestone by treating more than 11,500 patients.

We currently market MRIdian through a direct sales force in the United States. In the rest of the world, we market MRIdian through a hybrid model of both a direct sales force and distribution network. We market MRIdian to a broad range of worldwide customers, including university research and teaching hospitals, community hospitals, private practices, government institutions and freestanding cancer centers. As with the traditional linac market, our sales and revenue cycles vary based on the particular customer and can be lengthy, sometimes lasting up to 18 to 24 months (or more) from initial customer contact to order contract execution. Following execution of an order contract, it generally takes nine to 15 months for a customer to customize an existing facility or construct a new vault. Upon the commencement of installation at a customer’s facility, it typically takes approximately 45 to 75 days for us to install MRIdian and perform on-site testing of the system, including the completion of acceptance test procedures.

As of December 31, 2020, we had installed or delivered 47 MRIdian systems worldwide and had a backlog with total value of $241.3 million. We generated revenue of $57.0 million, $87.8 million, and $81.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. We had net losses of $107.9 million, $120.2 million and $76.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Due to pandemic-related factors like the delays in service from our global supply chain partners and travel and quarantine restrictions imposed by government agencies and our customers in response to the spread of coronavirus, we have experienced delays in installation of systems in the United States, Asia and Europe. Similarly, our ability to conduct commercial efforts with our customers has been and is likely to continue to be disrupted as customers have in most cases suspended in-person sales calls and turned their focus to dealing with the impact of the coronavirus on their operations. Lastly, many customers have reduced spending on capital equipment and redirected financial resources to pandemic-related spending and otherwise preserve capital in anticipation of a prolonged pandemic. Should the global recession persist as a result of the impact of coronavirus, our ability to conduct our business and access capital markets will be negatively impacted; and capital equipment sales, which make up the majority of our revenue, may take longer than other areas of the economy in a recovery, which may have a material impact on our business. The coronavirus pandemic continues to develop rapidly, and its continued global economic impact may negatively impact our operations in areas that we are not aware of currently.

In the first quarter of 2020, we initiated a contingency plan with the goal to reduce our cash usage by approximately $30 million during the remainder of 2020, largely through reductions in operating expense, working capital, and company-wide salary reductions. Regarding company-wide salary reductions, our executive leadership team, including our board of directors, reduced their salaries by as much as 30%, and reductions were then cascaded down at lesser rates through the organization. Salaries for non-executive teammates were restored in October 2020, and a full payback to all teammates and our board of directors was completed in December 2020 upon the achievement of certain operating objectives. In late June 2020, we finalized and communicated a plan to reduce our workforce by approximately 20%. The plan was implemented on July 6, 2020. As of December 31, 2020, our cash management contingency plan allowed us to achieve our net cash usage goal for the year.

Cancer and Radiation Therapy Market

Incidence of Cancer

Cancer is a leading cause of death globally and the second leading cause of death in the United States behind cardiovascular disease. According to the American Cancer Society, nearly 1.9 million people are expected to be newly diagnosed with cancer in the United

States during 2021 and more than 600,000 are expected to die from cancer, which translates to over 1,600 deaths per day. As a result of a growing and aging population, the International Agency for Research on Cancer (IARC), part of the World Health Organization, reported that the worldwide cancer burden rose to 19.3 million new cases and 10.0 million cancer deaths in 2020.

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

Comparison of On-Table CT Images to On-Table MRIdian Images

Prostate cancer

Abdominal Cancer

Cone beam CT breath hold
MRIdian no contrast
MRIdian with contrast

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

We believe this combination of enhanced anatomy visualization and accurate dose calculation and delivery will significantly improve the safety and efficacy of radiation therapy, leading to better outcomes for patients suffering from cancer. The MRIdian technology is revolutionizing radiation therapy with MRIdian SMART - Stereotactic MR-guided adaptive radiotherapy.

The benefits of MRIdian SMART include:

•	safely delivers ablative doses with tight margins;
•	can treat patients, often with five or fewer fractions;
•	eliminates the need for invasive fiducials; and
•	demonstrates clinical outcomes with no to low grade three toxicities

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

Our Strategy

We are dedicated to making MR Image-Guided radiation delivery the standard of care for radiation therapy. To achieve our objective of providing clinicians new and innovative ways to deliver radiation therapy, we are focused on delivering on an integrated plan that incorporates a bold commercial strategy, a relentless focus on operational excellence, the pursuit of the highest customer satisfaction and therapy adoption by focusing on the clinical, strategic, and economic value of MRIdian.

Clinical Value - MRIdian opens new treatment possibilities for patients by:

•	allowing margins to shrink and spare healthy tissue;
•	reoptimizing to escalate dose; and
•	reducing fractionation schemes with confidence, thus accelerating ablative therapy with improved outcomes.

Strategic Value - MRIdian truly differentiates cancer programs by:

•	expanding hypofractionation or SBRT radiation therapy service lines to patients that otherwise may not have been able to be treated with traditional linacs;
•	allowing programs to garner patients from outside traditional referral networks and catchment areas; and
•	optimizing vault efficiencies. As the cornerstone to the SBRT program, MRIdian allows our customers to free up time on existing linacs as patients shift to hypofractionated treatment plans.

Economic Value - By expanding our customers SBRT service line and optimizing vault efficiencies, MRIdian helps to deliver positive financial results by:

•	capturing patients that otherwise may not have been treated;
•	expanding the referral base and catchment area; and
•	optimizing vaults and tapping into adaptive reimbursement.

We are also committed to attracting, retaining and developing the best talent across all functions. We believe this will allow us to expand the market and target more customers, accelerate our sales cycle, and significantly improve the customer’s overall experience.

•

Investment in the commercial organization. We continue to fortify our United States sales force, while enhancing the international direct sales force to assist distributors in EMEA and Asia. We also have maintained our efforts to develop a focused commercial presence that is highly competitive, resulting in the continued adoption of MRIdian through pipeline development activities in targeted markets worldwide.

•

Operational excellence. In tandem with our focus on building our customer pipeline, we are also committed to achieving internal operational excellence in parallel. We continually seek to create efficiencies across the organization to reduce the purchase order to revenue recognition cycle time. Achievement of this goal is to be driven by proactive engagement with customers to achieve vault readiness; driving supplier quality enhancements; and developing more robust and efficient manufacturing capabilities.

•

Customer service. Key to our value system is pursuing the highest customer satisfaction. We measure this by continuously quantifying customer satisfaction and loyalty, and adjusting our priorities accordingly. By hearing the voices of the radiation oncologists, the medical physicists and radiation oncology dosimetrists, therapists and administrators, we continue to work to improve and refine the capabilities and resulting benefits of MRIdian. Current priorities are focused on addressing service and technical support, clinical workflow enhancements, reducing treatment times, the development of clinical data and maintaining our technology lead in MR Image-Guided radiation therapy through continued innovation.

•	MRIdian therapy adoption. We believe that MRIdian adoption will accelerate as we leverage three key drivers: innovation, clinical data and training.

•

Innovation. Innovation is one of our greatest strengths as an organization. We continue to invest in our technology to maintain our leadership position in the emerging MR Image-Guided radiation therapy market. In the next year, we expect to introduce enhancements to our system and software to provide improved capabilities for MRIdian users and patients. As we advance our strong intellectual property portfolio, our innovation pipeline includes projects to address treatment delivery speed, machine vision and biological imaging. We will work proactively with key opinion leaders, clinicians, hospitals and free-standing centers to refine and improve MRIdian’s features, optimize clinical workflow and maximize patient throughput while incorporating our advanced features.

•

Clinical data. MRIdian customers are developing an impressive compendium of clinical data. Over the last six years, over 65 different types of cancer have been treated on MRIdian systems. Radiation oncologists and medical physicists have expanded treatment to areas such as abdominal oligometastatic cancer, tumors in the central lung, and non-invasive heart ablations.

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

Magnetic & RF
shielding technology
Split MRI magnet
Double-focused
MLC
Linear
accelerator
Patient table

MRIdian MRI System

The MRI system is the component of MRIdian that captures soft tissue images of the patient’s body. To address the technical complications that arise from combining an MRI with an external-beam radiation delivery unit, we have designed a proprietary split superconducting magnet that allows radiation doses to be delivered through a central gap, which removes MRI components from the path of the beam. Our MRI system captures and displays live, high-quality images in one plane, eight or four times per second or in three planes, two times per second. These real-time images automatically track selected structures and control radiation treatment beam delivery.

We have engineered our MRI system to be able to produce clear images using a low-field strength 0.35 Tesla magnet, which helps enable us to minimize image and radiation dose distortions.

MRIdian Radiation Delivery System

In the first-generation MRIdian, which we no longer make available for sale, radiation was delivered from three Cobalt-60 radiation therapy heads symmetrically mounted on a rotating ring gantry.

In the second generation MRIdian, our currently available system, we developed solutions to two long-standing problems that had prevented compact integration of a linac beam with an MRI system: 1) linac radiofrequency interference with the operation of the MRI; and 2) MRI magnetic interference with the operation of the linac. First, linacs utilize high-powered microwave generators similar to equipment used in radar at airports. These “radar stations” inside the linac create radiofrequency emissions, or “noise” that can corrupt the delicate signals measured from the patient’s body to generate MR images. ViewRay addressed this problem by introducing technology similar to that used in stealth aircraft. Airplanes built with stealth technology can hide from radar by using a coating that absorbs microwaves, thus preventing radar beams that strike the aircraft from bouncing back to the radar station. In a similar manner, we absorb the output of the linac “radar station” to hide it from the MRI, producing images as noise-free as those created without an integrated linac.

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

Installed Base and Clinical Use

At December 31, 2020, a total of 41 MRIdian systems, two MRIdian with Cobalt-60 systems and 39 MRIdian Linac systems, are in operation worldwide (18 in the United States and 23 outside the United States). In addition, six MRIdian Linacs have been delivered to customers that are in varying stages of deployment.

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

We received new orders for MRIdian systems, totaling $94.6 million, $118.5 million and $140.7 million in fiscal years 2020, 2019 and 2018, respectively. Based on our assessment, we removed $36.1 million, $21.9 million and $53.5 million from the backlog for fiscal years 2020, 2019 and 2018, respectively. At December 31, 2020, we had a backlog with a total value of $241.3 million. There can be no assurance that backlog will result in revenue in any particular time period or at all.

Installation Process

Following execution of an order contract, it generally takes nine to 15 months for a customer to customize an existing facility or construct a new vault, although in some cases customers may request installation for a date later in the future to meet their own clinical or business requirements. After the customer completes its vault customization, it typically takes approximately 45 to 75 days for us to install MRIdian and perform on-site testing of the system, including the completion of acceptance test procedures. MRIdian is designed to fit into a typical radiation therapy vault, similar to other replacement linear accelerators. MRIdian’s components all fit through standard hospital vault entrances for assembly. On-site training takes approximately one week and can be conducted concurrent with installation and acceptance testing.

Our customers are responsible for removing any outgoing linear accelerator equipment and preparing the room for the MRIdian system unless otherwise stipulated within the contract with the customer. This includes ensuring adequate radiation and radio frequency shielding, preparing the floor for the mounting plate, and upgrading facility utilities to meet system requirements.

Clinical Development

To date, we have primarily relied on clinical symposia and case studies presented at ASTRO and the European Society for Radiotherapy and Oncology, or ESTRO, to raise awareness of MR Image-Guided radiation therapy and to market MRIdian to leading cancer centers. Additionally, centers have published hundreds of peer-reviewed articles on the technical and clinical benefits of MRIdian.

In order to promote broader adoption rates at other cancer centers and hospitals, we plan to work with our customers to continue to collect and publish data on clinical efficacy, treatment times and clinical results for patients who have been treated on a MRIdian. Outcomes data presented at the 2017 Annual Meeting of ASTRO highlighted potentially compelling early results using the Company's MRIdian system for the treatment of inoperable, locally advanced pancreatic cancer. These initial results will be explored further in a multi-center, prospective, single-arm clinical trial for inoperable, locally advanced or borderline resectable pancreatic cancer. The trial, Stereotactic MRI-guided On-table Adaptive Radiation Therapy, or SMART, for Locally Advanced Pancreatic Cancer study is being conducted by ViewRay has 12 active centers and the first 72 of 133 patients have been enrolled as of December 31, 2020.

Additionally, in 2016, Washington University published a prospective study on Magnetic Resonance Image Guided Radiation Therapy for External Beam Accelerated Partial-Breast Irradiation (APBI) using a one-week course of treatment. This study demonstrated that on-board MR image-guidance allowed for a greater than 50% reduction of margins while maintaining the same dose to the tumor with patients reporting 100% Excellent/Good Cosmesis. This work has been extended with a 2020 publication from Washington University demonstrating the feasibility of single-fraction APBI for breast cancer.

Finally, we have recently seen centers publishing data on the impact of MRIdian’s ability to safely deliver ablative doses in difficult to treat patients/tumors across areas such as high-risk prostate cancer and high-risk lung cancer. In 2020, Amsterdam University Medical Center published two papers in the Red Journal demonstrating low to no severe toxicity, improved patient quality of life and robust tumor control/survival after treatment with MRIdian for prostate and lung cancer.

While we do not currently have statistically significant, prospective evidence that MRIdian improves patient outcomes or decreases healthcare costs relative to CT-based radiotherapy, we believe our sponsorship and support for studies will demonstrate the benefits of MR Image-Guided radiation therapy and adaptive treatment planning. As data accumulate from the use of MRIdian, we plan to work with professional healthcare organizations to support further global marketing efforts, additional product clearances, approvals and/or registrations, potential improvements in reimbursement and delivery system reforms.

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

To sell MRIdian globally, we use a combination of sales executives, sales directors and a network of international third-party distributors with internal support from sales operations, product management and application specialists. A targeted group of sales directors are responsible for selling MRIdian within the United States. Our product management function helps market MRIdian and works with our engineering group to identify and develop upgrades and enhancements. We also have a team of program development managers who provide post-sales support.

We engage in various physician-targeted advertising efforts, and our selling and marketing practices include participating in trade shows and symposia.

Competition

We compete with companies marketing IGRT devices for the treatment of cancer using MRI, CT, ultrasound, optical tracking and X-ray imaging. We also compete with companies developing next-generation IGRT devices, specifically those developing MR Image-Guided devices, among others. We expect the following to drive worldwide competitive market dynamics; technological advances, including the ability to provide real-time imaging; clinical outcomes; reimbursement; system size, price, and operational complexity; and operational efficiency.

Our major competitors with devices approved for distribution in the United States or globally include Accuray Incorporated, or Accuray, Elekta AB, or Elekta, and Varian Medical Systems, Inc., or Varian. During 2020, Varian entered into an agreement by which it would be acquired by Siemens Healthineers AG. Many of our direct competitors have greater financial, sales and marketing, service infrastructure and research and development capabilities than we do, as well as more established reputations and current market share. Elekta is currently the only competitor which also markets an MRI-guided device combined with a linear accelerator.

Other Image Guided therapy devices. The University of Sydney, Ingham Institute and the University of Queensland have formed a partnership to develop an MRI-linac. MagnetTX, which licensed its technology from the University of Alberta’s Cross Cancer Institute, is working on an MRI-linac as well. Although these academic research centers and very early stage companies may not present significant competition, if they were to progress commercially, it could impact our sales negatively.

The limited capital expenditure budgets of our customers result in all suppliers to these entities competing for a limited pool of funds. Our customers may be required to select between two items of capital equipment. For example, some of our potential customers may consider more expensive proton therapy systems, which could consume a significant portion of their capital expenditure budgets.

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

We hold a license to four issued U.S. patents, eight issued foreign patents, one pending U.S. application and one pending foreign application as of February 14, 2021. We own an additional 38 issued U.S. patents, 77 issued foreign patents (33 of which were issued in Great Britain, Germany, France, Italy and the Netherlands as a result of seven patent applications filed and allowed through the European Patent Office), 18 pending U.S. applications and 83 pending foreign applications as of February 14, 2021. Assuming all required fees are paid, individual patents or patent applications owned or licensed by us will expire between 2021 and 2039. We also have a joint ownership interest with Case Western Reserve University in two U.S. issued patents.

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

In 2019, CMS proposed an alternative payment model, or APM, for a majority of cancers that are typically treated with radiation therapy, or RT. On September 18, 2020, CMS issued a final rule for the APM with implementation on January 1, 2021. Under the final rule, many parts of the country will be paid using a bundled payment amount based on historical Medicare payment for RT services included in the model. Other parts of the country will continue to be paid under the traditional fee-for-service system. CMS will test whether a bundled payment approach would incentivize the use of shorter courses of RT, such as those that can be delivered using MRIdian, which could potentially reduce costs for Medicare and Medicare beneficiaries. On October 21, 2020, CMS announced that it would begin rulemaking to delay implementation until July 2021.  However, in December 2020, Congress delayed implementation of the RO model to January 1, 2022. We expect implementation to occur sometime in 2022.

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

Research and Development

Continued innovation and development of advanced technologies is critical to our goal of making MR Image-Guided radiation therapy a standard of care for cancer treatment. Our current development activities include improvements in and expansion of product capabilities, continued clinical workflow refinements, design improvements to reduce system costs and improvements in reliability.

The modular design of MRIdian enables the development of new capabilities and performance enhancements by generally allowing each subsystem to evolve within the overall platform design. Access to regular MRIdian upgrades protects customer investment in MRIdian and facilitates customer adoption of new features and capabilities. In addition, we believe our IP portfolio will enable us to continuously develop innovative technologies to further differentiate MRIdian.

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

Existing radiation therapy facilities practicing nuclear medicine, brachytherapy or other therapies are already required to have necessary NRC and/or state licenses and a radiation safety program requiring compliance to various provisions under NRC regulations at Part 35 of Title 10 of the Code of Federal Regulations (“Medical uses of byproduct material”). Use of MRIdian is regulated under Section 35.1000 of the NRC’s regulations (“Other medical uses of byproduct material or radiation from byproduct material”). In 2013, the NRC released licensing guidance under its regulations to guide our customers in the NRC requirements applicable to the use of MRIdian. We believe that this guidance is favorable in that it is consistent with clinical use of existing image-guided radiation therapy devices.

Moreover, our use, management, and disposal of certain radioactive substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material. We believe that we are in compliance with all federal and state regulations for this purpose.

Outside the United States, various laws apply to the import, distribution, installation and use of MRIdian, in consideration of the nuclear materials within MRIdian. In this regard, we believe that the MRIdian Linac complies with applicable regulations.

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

False Claims Act. The federal civil False Claims Act prohibits anyone from knowingly and willfully presenting, or causing to be presented, claims for payment, that are false or fraudulent, such as claims for payment of services not provided as claimed. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud called a “relator”. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the relator succeeds in obtaining redress without the government’s involvement, then the relator is typically entitled to receive a percentage of the recovery. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $11,665 to $23,331 for each separate false claim, and may be excluded from participation in federal health care programs, and, although the federal False Claims Act is a civil statute, violations may also implicate various federal criminal statutes. Several states have also adopted comparable state false claims act, some of which apply to all payors.

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

Physician payment transparency laws. There has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers and entities. The Affordable Care Act, among other things, imposed new reporting requirements on certain manufacturers, including certain device manufacturers, for payments provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information may result in civil monetary penalties of up to an aggregate of $176,000 per year and up to an aggregate of $1,176,000 per year for “knowing failures.” Device manufacturers must submit reports by the 90th day of each calendar year.

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

Congress may seek changes in the Affordable Care Act, Medicare, RO APM and other federal health care programs that impact our business. Any changes in the Affordable Care Act, Medicare, RO APM or other federal health care programs may affect how state and federal governments and employers pay for health care products and services.  Such changes could result in reduced demand for MRIdian or additional pricing pressure.

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

Regulation in the EU

In the European Union, or EU, we are required under the European Medical Device Directive (Council Directive 93/42/EEC) to affix the CE mark to our MRIdian systems in order to sell the MRIdian systems in member countries of the EU. The CE mark is an international symbol that represents adherence to certain essential principles of safety and effectiveness mandated in the European Medical Device Directive (the so-called “essential requirements”). Once affixed, the CE mark enables a product to be sold within the EEA, which is composed of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein.

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

We received the CE Certificate of Conformity from our Notified Body in November 2014, allowing us to affix the CE mark to MRIdian with Cobalt-60 in order to sell it throughout the EEA. In September 2016, we received approval for CE mark for our MRIdian Linac (with a linear accelerator as the radiation source) in the EEA. In December 2019, we received approval for CE mark for modifications of the MRIdian Linac system.

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

The Medical Devices Regulation applied to ViewRay starting on May 26, 2020. The new regulation among other things:

•	strengthens the rules on placing devices on the market and reinforce surveillance once they are available;
•	establishes explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; and
•	sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU.

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

The International Standards Organization promulgates internationally recognized standards, including those for the requirements of quality systems. We are certified to the ISO 13485:2016 standard, which specify the quality system requirements for medical device manufacturers. To support our ISO certifications, we are subject to surveillance audits by a Notified Body yearly and recertification audits every three years that assess our continued compliance with the relevant ISO standards. Our most recent recertification audit occurred in February 2021.

Teammates

At December 31, 2020, we had 236 full-time teammates, including our international teammates; 64 of our teammates were engaged in research and development, and 172 in sales and marketing, business development, finance, human resources, facilities and general management and administration. None of our teammates are covered by a collective bargaining agreement, and we have not experienced any work stoppages. We consider our relations with our teammates to be good.

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

We operate our business as one segment as defined by U.S. generally accepted accounting principles. Our financial results for the years ended December 31, 2020, 2019 and 2018 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Business and Strategy

•	The effects of the coronavirus disease outbreak.
•	Our incurrence of significant losses since our inception and anticipation that we will continue to incur significant losses.
•	The ability of MRIdian to achieve and sustain sufficient market acceptance.
•	Our ability to commercialize our MRIdian systems to achieve and maintain profitability.
•	Our limited history commercializing MRIdian which may make it difficult to evaluate our current business and predict future performance.
•	MRIdian systems may not perform as expected or may be less safe and effective than initially anticipated.
•	Our ability to educate clinicians and patients about the benefits of MRIdian.
•	Our ability to establish MRIdian as a standard of care and achieve market acceptance.
•	Our limited experience in marketing and selling MRIdian.
•	The long sales cycle, low unit volume sales and payment structure of MRIdian may contribute to substantial fluctuations in our operating results and stock price.
•	Amounts included in backlog may not result in actual revenue.
•	Our ability to increase gross margins by standardizing the selling price, reducing costs of MRIdian and improving our economies of scale.
•	Our ability to develop new products or enhance the capabilities of MRIdian.
•	The effects of competition.
•	Negative press regarding MR Image-Guided radiation therapy for the treatment of cancer.
•	Future acquisitions, joint ventures or investments could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

Risks Related to Our Reliance on Third Parties

•	Our reliance on third-party, and in some cases sole suppliers.
•	Our dependence on third-party distributors to market, distribute, deliver and install MRIdian.
•	Our reliance on third parties to perform logistics functions on our behalf.
•	The provision of coverage and adequate payment to our customers by third party-payors.
•	Compliance of our employees, consultants and commercial partners with regulatory standards and requirements.

Risks Related to Our Financial Condition and Capital Requirements

•	We may need to raise additional capital.
•	Costs of operating as a public company.
•	Covenants and restrictions in our loan and security agreement with Silicon Valley Bank (SVB).
•	Our ability to use our net operating losses to offset future taxable income.
•	The current global economic environment.

Risks Related to Administrative, Organizational and Commercial Operations and Growth

•	Our ability to manage our future growth effectively.
•	Our ability to support demand for MRIdian and our future products.
•	The loss of or our inability to attract and retain key personnel.
•	Our limited history of manufacturing, assembling and installing MRIdian in commercial quantities.
•	Potential product liability or professional liability related lawsuits.
•	International tariffs, including tariffs applied to our MRIdian systems sold into China.

•	The results of the United Kingdom’s withdrawal from the EU.
•	Risks associated with our international business.
•	Changes in foreign currency exchange rates.
•	Compliance with anti-corruption laws and our internal policies designed to ensure ethical business practices.
•	Export restrictions and laws affecting trade and investments.
•	Dependence on our information technology systems.
•	The effects of natural or other disasters, power loss, strikes and other events beyond our control.
•	The effects of enacted tax reforms.

Risks Related to Intellectual Property

•	Litigation or other proceedings or third-party claims of intellectual property infringement.
•	Our ability to adequately protect our proprietary technology or maintain issued patents.
•	Compliance with our license agreement with the University of Florida Research Foundation, Inc.
•	Changes in U.S. patent laws and their effect on our ability to obtain, defend or enforce our patents.
•	Our ability to protect the confidentiality of our trade secrets.
•	Our ability to enforce our intellectual property rights throughout the world.
•	Third parties may assert ownership or commercial rights to inventions we develop.
•	Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.
•	Network or data security incidents.

Risks Related to Regulatory Matters

•	We are subject to extensive government regulation and oversight.
•	Modifications to our products may require new 510(k) clearances or PMA approvals.
•	Changes in treatment guidelines for cancer radiation therapies and related regulatory requirements.
•	The misuse or off-label use of MRIdian with Cobalt-60 or MRIdian Linac.
•	Our MRIdian systems may cause or contribute to adverse medical events.
•	Compliance with legal or regulatory requirements related to privacy or data security.
•	International regulatory registrations or approvals required to be able to market and sell MRIdian.
•	Compliance with regulations regarding the manufacture of MRIdian.
•	Legislative or regulatory reforms in the United States or the EU.
•	Compliance with fraud and abuse laws and health information privacy and security laws.
•	Healthcare policy changes, including legislation reforming the U.S. healthcare system.

Risks Related to Ownership of Our Common Stock

•	The price of our common stock may be volatile.
•	The impact of future sales of our common stock or securities convertible or exchangeable for our common stock.
•	Future issuance of additional shares of our common or preferred stock or securities that are convertible into or exercisable for our common or preferred stock may cause dilution.
•	Our operating results may fluctuate significantly or fall below the expectations of investors or analysts.
•	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
•	Provisions of our charter documents or Delaware law could delay or prevent an acquisition of the Company.
•	We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
•	If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.

Risks Related to Environmental and Climate Concerns

•	Our manufacturing operations are subject to a number of federal, state and local environmental laws, rules and regulations.
•

Our business involves the use of hazardous materials and we and our third-party manufacturers must comply with environmental laws and regulations, which may be expensive and restrict how we do business.

•	Regulations related to “conflict minerals”.

For a more complete discussion of the material risks facing our business, see below.

Risks Related to Our Business and Strategy

The coronavirus disease has been declared a pandemic by the World Health Organization and has and will continue to adversely affect our business operations and financial condition.

The coronavirus disease has been declared a pandemic by the World Health Organization, or WHO, and has and will continue to adversely affect our business operations and financial condition. The outbreak continues to grow globally, and government and private sector responsive actions have and will continue to adversely affect our business operations. Although vaccines are now available, the rollout has been slow and the impact on any potential recovery is unclear. It is impossible to predict the effect and potential spread of the coronavirus globally.

As the coronavirus continues to spread, our business plans will be further materially delayed or interrupted. Our sales and revenue cycles, including MRIdian orders, deliveries and installations, as well as our other business operations, are likely to be significantly delayed as we experience adverse impacts, including but not limited to adverse impacts affecting our teammates, global supply chain partners, transportation service providers, and customers. For example, along with delays in service from our global supply chain partners, we have experienced delays in installation of systems in the United States, Asia and Europe due to the travel and quarantine restrictions imposed by government agencies and our customers in response to the spread of coronavirus.

Similarly, our ability to conduct commercial efforts with our customers has been and is likely to continue to be disrupted as customers have suspended in-person meetings and turned their focus toward the impact of coronavirus on their operations. Lastly, many customers have reduced spending on capital equipment, redirected financial resources to pandemic-related expenses, or sought to preserve capital in anticipation of a prolonged pandemic. In the first quarter of 2020, we initiated a contingency plan with the goal to reduce our cash usage by approximately $30 million during the remainder of 2020, largely through reductions in teammate salaries, general operating expenses, and working capital. Non-executive teammate salaries were restored in October 2020.  Overall salary reductions were paid back to all teammates and our board of directors, in December 2020, as a result of achieving certain business objectives that were established at the time the reductions were put into effect. Additionally, the reductions at lesser rates for others in our organization were restored in October 2020. On July 6, 2020, we reduced our workforce by approximately 20%. If our business operations continue to be adversely impacted by the spread of coronavirus, our costs associated with operating our business could be significantly higher than planned, which may have a material impact on our business. The coronavirus could also further adversely impact our teammate population, as well as our near-term and long-term revenues, earnings and cash flow and may require significant additional expenditures to mitigate such impacts.

Should the global recession persist as a result of the impact of coronavirus, our ability to conduct our business and to access capital markets will be negatively impacted; and capital equipment sales, which make up the majority of our revenue, may take longer than other areas of the economy in a recovery, which may have a material impact on our business. The coronavirus pandemic continues to develop, and its continued global economic impact may heighten the other risk factors described herein and negatively impact our operations in areas that we are not aware of currently.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. In the future, these factors may raise substantial doubt about our ability to continue as a going concern.

We have historically incurred substantial net losses, including net losses of $107.9 million, $120.2 million and $76.4 million during the years ended December 31, 2020, 2019, and 2018, respectively. At December 31, 2020, we had an accumulated deficit of $627.1 million. We expect our net losses to continue as a result of ongoing investments in product development and expansion of our commercial operations, including increased manufacturing, and sales and marketing. These net losses have had, and will continue to have, a negative impact on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would harm our business, financial condition, results of operations and cash flows.

Further, the net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance quarter-to-quarter and year-to-year, due to factors including the timing of product clearance, approval, commercial ramp, clinical trials, any litigation that we may file or that may be filed against us, the execution of collaboration, licensing or other agreements and the timing of any payments we make or receive under them. These factors may raise substantial doubt about our ability to continue as a going concern.

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

We rely entirely on the commercialization of MRIdian Linac to generate revenue. During the year ended December 31, 2020, we recognized revenue of $42.7 million from installation or delivery of nine MRIdian Linac systems, including two system upgrades; $13.8 million from service revenue at certain customer sites; and $0.5 million from distribution rights revenue. In order to successfully commercialize MRIdian Linac, we will need to: continue to expand our marketing efforts to develop new relationships and expand existing relationships with customers; continue to expand our commercial footprint via direct sales and distribution network; receive clearance or approval for MRIdian systems in additional countries; achieve and maintain compliance with applicable regulatory requirements; and develop and commercialize new features for MRIdian systems. We cannot assure you that we will be able to achieve or maintain profitability. If we fail to successfully commercialize MRIdian systems, we may never receive a return on the substantial investments in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance that we have made, as well as further investments we intend to make.

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

Our success depends on the market’s confidence that MRIdian can provide reliable, high-quality MR Image-Guided radiation therapy. At December 31, 2020, there were two MRIdian with Cobalt-60 and 39 MRIdian Linacs installed. In addition, six MRIdian Linacs have been delivered to customers that are in varying stages of deployment. Consequently, we have limited data regarding the efficacy or reliability of MRIdian. We believe that our customers are likely to be particularly sensitive to product defects and errors, including functional downtime that limits the number of patients that can be treated using the system or a failure that is costly to repair. We cannot assure that similar product defects or other errors will not occur in the future. This could also include the mistreatment of a patient with MRIdian caused by human error on the part of MRIdian’s operators or prescribing physicians or as a result of a machine malfunction. We may be subject to regulatory enforcement action or legal claims arising from any defects or errors that may occur. Any failure of MRIdian to perform as intended could harm our reputation, business and results of operations.

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

The safety and efficacy of MRIdian systems for certain uses is not currently supported by long-term clinical data and may therefore be less safe and effective than initially intended.

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

There have been instances of patients’ severe injury or death due to a variety of factors in treatment with radiation therapy, including operator error, misuse, radiation therapy product or customer system malfunctions, and other factors. Although we have not experienced such instances, if our redundant safety systems do not operate as we expect, or any of these or other causes arose in the use of our products, MRIdian with Cobalt-60 or MRIdian Linac could severely injure or kill a patient. This could result in lawsuits, fines or damage to our reputation.

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

We have limited experience in marketing and selling MRIdian. We have only been selling MRIdian since 2013 and our devices have only been used to treat patients since early 2014. We have two MRIdian with Cobalt-60 and 39 MRIdian Linac installed at December 31, 2020. In addition, six MRIdian Linacs have been delivered to customers that are in varying stages of deployment. MRIdian is a new technology in the radiation therapy systems sector and our future sales will largely depend on our ability to increase our sales and marketing efforts and adequately address our customers’ needs. We believe it is necessary to maintain a sales force that includes sales representatives with specific technical backgrounds that can address those needs as part of the sales cycle. Competition for these types of employees is intense and we may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of MRIdian and we may never generate sufficient revenue to achieve or sustain profitability.

The long sales cycle and low unit volume sales of MRIdian, as well as other factors, may contribute to substantial fluctuations in our operating results and stock price and make it difficult to compare our results of operations to prior periods and predict future financial results.

Because of the relatively small number of systems we expect to install in any period, each installation of a MRIdian may represent a significant percentage of our revenue for a particular period. Additionally, customer site construction, certificate of need and additional zoning and licensing permits are often required in connection with the sale of a MRIdian, any of which may further delay the installation process. When we are responsible for installing a system, we recognize installation revenue over the period of installation as the installation services are performed and control is transferred to the customer. When a qualified third party is responsible for the installation, revenue recognition occurs when the title and risk of loss is transferred in accordance with the customer contract. If we don’t install or transfer title when anticipated, our operating results may vary significantly from our expectations. We have had experiences with customers postponing installation of MRIdian systems due to delays in facility build-outs, which are often lengthy and costly processes for our existing and potential customers. In addition, we have experienced delays in our installations due to concerns regarding the coronavirus pandemic. If our customers delay or cancel purchases, we may be required to modify or terminate contractual arrangements with our suppliers, which may result in the loss of deposits. Due to future fluctuations in revenue and costs, as well as other potential fluctuations, you should not rely upon our operating results in any particular period as an indication of future performance. In addition to the other risks described, the following factors may also contribute to these fluctuations:

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

Each MRIdian is a major capital equipment item and is subject to a lengthy sales cycle. The time from initial customer contact to execution of a contract can take 18 to 24 months or more. Following execution of a contract, it generally takes nine to 15 months for a customer to customize an existing facility or construct a new vault. During this time, facilities support and transitioning, as well as permitting, are typically required, which can take several months. The time required to customize an existing facility prior to installation, including modifications of a standard vault to accommodate an MRI, is typically currently three to six months. If a customer does not have an existing vault available, it may take longer to construct a new vault. In some cases, customers may request installation for a date later in the future to meet their own clinical or business requirements. Upon the commencement of installation at a customer’s facility, it typically takes approximately 45 to 75 days to complete the installation and on-site testing of the system, including the completion of acceptance test procedures. If a small number of customers defer installation of a MRIdian for even a short period, recognition of a significant amount of revenue may be deferred to a subsequent period based on the terms of the executed contract. Because our operating costs are relatively fixed, our inability to recognize revenue in a particular period may impact our profitability in that period. The inability to recognize revenue in a particular period may also make it difficult to compare our operating results with prior periods. The price of a MRIdian requires a portion of our target customers to obtain outside financing before committing to purchase a MRIdian. This financing may be difficult for our customers to obtain in any given period, if at all. The requirement of site-specific modifications or construction may also delay adoption or overall demand. In addition, while we believe that our backlog of orders provides a better measure at any particular point in time of the long-term performance prospects of our business than our operating results for a particular period, investors may attribute significant weight to our operating results for a particular period, which may be volatile and as a result, cause fluctuations in our stock price.

A large portion of our revenue in any given reporting period may be derived from a small number of contracts.

Given that a significant portion of the purchase price for MRIdian will generally be recognized as revenue in a single reporting period, we expect a small number of contracts in any given reporting period to account for a substantial portion of our revenue. Any decrease in revenue from these contracts could harm our operating results. Accordingly, our revenue and results of operations may vary from period to period. We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. If one or more of our customers at any given time were either to terminate their contracts with us, cease doing business with us or fail to pay us on a timely basis, our business, financial condition and results of operations could be harmed.

The payment structure we use in our customer arrangements may lead to fluctuations in operating cash flows in a given period.

While our customers typically provide a deposit upon entering into an order contract with us, the substantial majority of the payment owed for a MRIdian is not due until the time of shipment of a MRIdian or following final acceptance by the customer upon installation. If we miss targeted shipments or our customers do not actively work towards completing installation, our receipt of payments and our operating cash flows could be impacted. In addition, if customers do not adhere to our payment terms, our operating cash flows could be impacted in any given period. Due to these fluctuations in operating cash flows and other potential fluctuations, you should not rely upon our operating results in any particular period as an indication of future performance.

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

The market for radiation therapy equipment is characterized by intense competition and pricing pressure. In particular, we compete with a number of existing therapy equipment companies, including Elekta AB, Varian Medical Systems, Inc., which has a pending agreement to be acquired by Siemens Healthineers AG, and Accuray Incorporated. Many of these competitors are large, well-capitalized companies with significantly greater market share and resources than we have. As a result, these companies may be better positioned than we are to spend more aggressively on marketing, sales, intellectual property and other product initiatives and research and development activities. In addition, we may compete with certain MRI-linear accelerator research projects that are currently in development and may be commercialized.

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

We rely on a number of suppliers, including several sole suppliers such as Jastec, Siemens AG, Norman Noble, Inc. and Tesla Engineering Limited, for components of MRIdian. For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. We have experienced and may in the future experience delays in obtaining components and materials from suppliers, including as a result of concerns regarding the coronavirus pandemic, which could impede our ability to manufacture, assemble and install MRIdian on our expected timeline, which could result in order cancellations or contractual penalties.

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

Third-party payors are incentivizing value-based health care by moving away from fee-for-service payment systems to alternative payment models that pay providers based on an episode of care. Under such models, providers are paid a prospectively determined payment amount per episode and must furnish all medically necessary services to treat the patient. Providers may enter into risk-share arrangements with payors under such models. An example of such a model is Medicare’s Radiation Oncology Alternative Payment Model, or RO APM. The expected implementation of the RO APM on January 1, 2022 could affect the demand for MRIdian. Demand can also change as CMS makes changes to the RO APM model in later years as well as if other third-party payors adopt similar models.

Any significant changes, or proposed changes, in payment rates or payment methodologies for radiation therapy or MR Image-Guided therapy specifically, could further increase uncertainty, influence our customers’ decisions, reduce demand for MRIdian, cause customers to cancel orders and affect our revenue and harm our business.

Foreign countries also have their own healthcare financing, delivery, and payment systems, which vary significantly by country and region, and we cannot be sure that adequate payments will be made available to customers in those countries with respect to MRIdian under any such foreign health care financing and delivery systems.

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

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

•	increase our sales and marketing efforts to increase market adoption of MRIdian and address competitive developments;
•	provide for supply and inventory costs associated with plans to accommodate potential increases in demand for MRIdian systems;
•	fund development and marketing efforts of any future products and technologies or additional features to then-current products;
•	acquire, license or invest in new technologies;
•	acquire or invest in complementary businesses or assets; and
•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our ability to address delays impacting our business operations caused by concerns in connection with the coronavirus pandemic;
•	our ability to achieve revenue growth and improve gross margins;
•	our rate of progress in establishing coverage and reimbursement arrangements with domestic and international commercial third-party payors and government payors;
•	the cost of expanding our operations and offerings, including our sales and marketing efforts;
•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of MRIdian;
•	the cost of research and development activities;
•	the effect of competing technological and market developments;
•	costs related to international expansion; and
•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to MRIdian.

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

To comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring additional accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed and refined our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls could negatively impact the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, our common stock may not be able to remain eligible for quotation on The Nasdaq Global Market.

Our loan and security agreement with Silicon Valley Bank (SVB), contains operating and financial covenants that may restrict our business and financing activities.

At December 31, 2020, we had $58 million in outstanding debt to SVB. Borrowings under our loan and security agreement with SVB are secured by substantially all of our personal property, except that the collateral does not include any intellectual property held by the Company, provided, however, the collateral does include all accounts and proceeds of such intellectual property. Our loan and security agreement restrict our ability to, among other things:

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

At December 31, 2020, we had federal net operating loss carryforwards, or NOLs, of $527.1 million, which begin to expire in the year ending December 31, 2024, and $303.4 million related to state net operating loss carryforwards, which begin to expire in the year ending December 31, 2020. We also had federal and state research and development tax credit carryforwards of $6.3 million and $3.9 million, respectively, which begin to expire in the year ending December 31, 2027. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe we have experienced three ownership changes which had a corresponding limitation of tax attributes. Future owner or equity changes, including changes that may be outside of our control, could result in additional limitations on net operating loss and credit carryforwards. Our NOLs may also be limited under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

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

The results of the United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.

The U.K. held a referendum on June 23, 2016 in which a majority voted for the U.K.’s withdrawal from the European Union, which is commonly referred to as Brexit. On January 29, 2020, the U.K. Parliament approved a withdrawal agreement submitted on January

22, 2020, and the U.K. officially withdrew from the EU on January 31, 2020, although it continued to participate in the European Union during a transition period through December 31, 2020. The effects of Brexit and the perceptions as to the impact of the withdrawal of the U.K. from the European Union may adversely affect business activity and economic and market conditions in the U.K., the Eurozone, and globally and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro. In addition, Brexit could lead to additional political, legal and economic instability in the European Union. Any of these effects of Brexit could adversely affect the value of our assets in the U.K., as well as our business, financial condition, results of operations and cash flows.

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

The Tax Cuts and Jobs Act tax reform bill could adversely affect our business and financial condition.

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

We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims or in any of such proceedings. Indeed, such costs were incurred, and attention diverted throughout 2020, with regard to the patent litigation brought against us by Varian Medical Systems, Inc. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have a negative impact on our cash position and stock price. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement or misappropriation against us, we may be required to pay damages, obtain one or more licenses from third parties or be prohibited from selling certain products, all of which could have a negative impact on our cash position, business and financial condition.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Certain policies of the Biden administration may impact our business and industry. For example, if the Biden administration were to impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In March 2010, the Affordable Care Act was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers, including changes in Medicare and Medicaid.  Congress may seek changes in the Affordable Care Act, Medicare, Medicaid and other federal health care programs. Any changes in the Affordable Care Act, Medicare and other federal health care programs may affect how state and federal governments and employers pay for health care products and services. Such changes could result in reduced demand for MRIdian or additional pricing pressure. Other changes, such as the RO APM, could also affect demand for MRIdian systems.

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

If our existing stockholders or option holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after any applicable legal restrictions on resale lapse, the price of our common stock could decline. The perception in the market that these sales may occur could also cause the price of our common stock to decline. At December 31, 2020, we have outstanding a total of 148,615,351 shares of common stock.

In addition, at December 31, 2020, 13.5 million shares of our common stock were issuable upon exercise of options or vesting of restricted stock units and deferred stock units issued under our stock incentive plans and there were 11.2 million shares of our common stock available for issuance under our stock incentive plans and employee stock purchase plan.  These shares will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act, which includes, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act. From time to time, we may request additional shares if we anticipate that equity-based compensation needs may exceed the remaining shares available under the 2015 Equity Incentive Award Plan (as amended and restated, the “2015 Plan”). If the shares we may issue from time to time under the 2008 Stock Option and Incentive Plan (the “2008 Plan”), the 2015 Plan, the 2018 Inducement Plan (the “2018 Plan”) or the 2015 Employee Stock Purchase Plan (as amended and restated, the “ESPP”) are sold, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

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

Based on the beneficial ownership of our common stock at December 31, 2020, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 64% of our common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.

Further, Fosun International Limited (Fosun) has the right pursuant to certain securities purchase agreements to request appointment of a representative of Fosun as a non-voting observer to our board of directors, subject to meeting certain continuing stock ownership thresholds. Currently, no such non-voting observer has been appointed by Fosun.  The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change in control of the Company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Risks Related to Environmental and Climate Concerns

Our manufacturing operations are subject to a number of federal, state and local environmental laws, rules and regulations.

Although our manufacturing and other activities do not presently produce meaningful levels of greenhouse gas emissions, our operating expenses could be adversely affected if legal and regulatory developments related to climate change or other initiatives result in increased energy or other costs. We could also be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy or result in severe weather affecting the communities in which our facilities are located. At this time, based on current climate conditions and our assessment of existing and pending environmental rules and regulations, as well as treaties and international accords relating to climate change, we do not believe that the costs of complying with environmental laws, including regulations relating to climate change issues, will have a material adverse effect on our future capital expenditures, results of operations or cash flows. There were no material capital expenditures for environmental matters in the year ended December 31, 2020.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Facilities

Our corporate headquarters are located in Oakwood Village, Ohio, where we lease and occupy approximately 19,800 square feet of office space. The current term of our Oakwood Village lease expires on October 31, 2026. We also maintain two offices in Mountain View, California. For the first office, we lease and occupy approximately 25,500 square feet of office space. The current term of this Mountain View lease expires on July 31, 2025. In connection with this lease, we entered into a standby letter of credit with PNC Bank, National Association for $0.8 million, which is still outstanding at December 31, 2020. In April 2018, we entered into a lease agreement to lease approximately 24,600 square feet of additional office space for our second office in Mountain View, California. The second office lease in Mountain View, California commenced in December 2018 and will expire in December 2025. The Company has the option to extend the term of the lease for a period of up to five years. In May 2019, we entered into a sub-lease agreement to lease approximately 19,800 square feet of office space in Denver, Colorado. The sub-lease commenced in June 2019 and will expire in July 2021; we do not intend to extend the term of this sub-lease. On March 3, 2021, we entered into a sub-lease agreement to lease approximately 12,800 square feet of office space in Denver, Colorado. The sub-lease will commence on September 1, 2021 and will expire October 31, 2024.

Item 3. LEGAL PROCEEDINGS

Patent Litigation

On September 10, 2019, a complaint for patent infringement was filed by Varian Medical Systems, Inc., in U.S. District Court for the Northern District of California against the Company. Captioned Varian Medical Systems, Inc., v. ViewRay, Inc., the complaint alleges that the Company infringes two related patents, U.S. Patent Nos. 8,637,841 and 9,082,520 and seeks injunctive relief and monetary damages. The Company filed its answer on November 1, 2019. We believe the allegations in the complaint are without merit and have been vigorously defending the litigation.

On July 7, 2020 and July 31, 2020, the Company filed petitions with the Patent Trial & Appeal Board of the United States Patent and Trademark Office (PTAB), requesting institution of inter partes review (IPR) and cancellation of claims 1-3, 5-8, 10, 13, 14 of Varian’s U.S. Patent No. 9,082,520. On August 13, 2020, the Company filed a separate petition with the PTAB, requesting an IPR and cancellation of claims 1-4 and 20-22 of Varian’s U.S. Patent No. 8,637,841.

In August 2020, Varian announced that it has entered into a definitive agreement to combine with Siemens Healthineers AG.  That deal has been approved by Varian’s board of directors, its shareholders, and has passed regulatory review by US government authorities. The merger is expected to close in the first half of 2021, at which time Siemens has agreed to dismiss Varian’s lawsuit and release ViewRay from all claims brought by Varian.  In light of this, both the district court case and the proceedings before the PTAB are currently stayed, pending confirmation of the Siemens/Varian merger.

Class Action Litigation

On September 13, 2019, a class action complaint for violation of federal securities laws was filed in U.S. District Court for the Northern District of Ohio against the Company, our chief executive officer, chief scientific officer, and former chief financial officer. On December 19, 2019, the court appointed Plymouth County Retirement Association as the lead plaintiff, and on February 28, 2020 the lead plaintiff filed an amended complaint asserting securities fraud claims against the Company, our chief executive officer, chief operating officer, chief scientific officer, and former chief executive officer and former chief financial officer. Now captioned Plymouth County Retirement Association v. ViewRay, Inc., et al., the amended complaint alleges that we violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts concerning our business, operations, and financial results, and seeks damages, interest, and other relief. We filed a motion to dismiss the amended complaint on May 28, 2020. While the initial motion to dismiss was pending, the plaintiff was granted leave to file a second amended complaint. A motion to dismiss the second amended complaint was filed on September 16, 2020. That motion has been fully briefed and is pending before the District Court. We believe the allegations in the complaint are without merit and intend to vigorously defend the litigation.

Stockholder Derivative Lawsuit

On July 22, 2020, a stockholder derivative lawsuit was filed against ViewRay (as a nominal defendant) and certain of its current and former officers and directors in the U.S. District Court for the Northern District of Ohio. This action alleges, purportedly on behalf of ViewRay, that the officers and directors violated Section 14(a) of the Securities Exchange Act of 1934, breached their fiduciary duties, wasted corporate assets, and were unjustly enriched based on factual assertions substantially similar to those in the class action complaint described above. The complaint seeks, among other things, damages awarded to ViewRay, restitution and disgorgement of profits in an unspecified amount, and corporate reforms. Due to the overlap between the allegations in the derivative complaint and those in the putative securities class action complaint, this lawsuit is stayed until March 3, 2021, pending a decision on the motion to dismiss the second amended complaint in the securities action.

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

As of February 26, 2021, there were 232 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

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

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, there were no sales of unregistered equity securities by the Company

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company does not have a stock repurchase program and did not make any share repurchases during the year ended December 31, 2020.

Item 6. SELECTED FINANCIAL DATA

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

A comparison of the results for the year ended December 31, 2020 and the results for the year ended December 31, 2019 is provided below. Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

At December 31, 2020, a total of 41 MRIdian systems, two MRIdian with Cobalt-60 systems and 39 MRIdian Linac systems, are in operation worldwide (18 in the United States and 23 outside the United States). In addition, six MRIdian Linacs have been delivered to customers that are in varying stages of deployment.

We currently market MRIdian through a direct sales force in the United States. In the rest of the world, we market MRIdian through a hybrid model of both a direct sales force and distribution network. We market MRIdian to a broad range of worldwide customers, including university research and teaching hospitals, community hospitals, private practices, government institutions and freestanding cancer centers. As with the traditional linac market, our sales and revenue cycles vary based on the particular customer and can be lengthy, sometimes lasting up to 18 to 24 months (or more) from initial customer contact to order contract execution. Following execution of an order contract, it generally takes nine to 15 months for a customer to customize an existing facility or construct a new vault. Upon the commencement of installation at a customer’s facility, it typically takes approximately 45 to 75 days for us to install MRIdian and perform on-site testing of the system, including the completion of acceptance test procedures.

We generated product, service and distribution rights revenues of $57.0 million, $87.8 million and $81.0 million, and had net losses of $107.9 million, $120.2 million and $76.4 million during the years ended December 31, 2020, 2019, and 2018, respectively.

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

January 2021 Public Offering of Common Stock

On January 4, 2021, we entered into an underwriting agreement with Piper Sandler & Co., as representative of the several underwriters named therein, with respect to the issuance and sale of 11,856,500 shares of our common stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $4.85 per share. We completed the offering on January 7, 2021 and received net proceeds of approximately $53.5 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us.

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

SVB Term Loan

In December 2018, we entered into a term loan agreement, or the SVB Term Loan, with Silicon Valley Bank, for a principal amount of $56.0 million. The SVB Term Loan has a maturity date of December 1, 2023 and bears interest at a rate of 6.30% per annum to be paid monthly over the term of the loan. Beginning on December 1, 2020, the Company would have made thirty-six equal monthly payments of principal (or thirty equal payments, if the Company so elects). In addition, upon repayment of the SVB Term Loan in full, the Company will make a final payment equal to 3.15% of the original aggregate principal amount of the SVB Term Loan.

On December 31, 2019, we entered into the First Amendment (the “First Amendment”) to Loan and Security Agreement by and among the Company, ViewRay Technologies, Inc. and SVB dated as of December 28, 2018. The First Amendment, among other things, amended the Loan Agreement to (i) suspend testing of the minimum revenue financial covenant for the fiscal quarter ending December 31, 2019, (ii) provide for the minimum trailing twelve-month revenue thresholds under the minimum revenue financial covenant for periods ending on the last day of fiscal quarters in fiscal years subsequent to 2020 to be determined annually at the greater of (a) a 25% cushion to revenue forecasts provided by the Company to SVB and (b) 10% year-over-year annual growth, unless otherwise agreed, (iii) increase the minimum liquidity ratio financial covenant from 1.50:1.00 to 1.75:1.00 and (iv) increase the prepayment premium from 1.00% to 2.00% for amounts prepaid under the SVB Term Loan for prior to the maturity date thereof, subject to certain exceptions.

On October 30, 2020, we entered into the Second Amendment (the “Second Amendment”) to the SVB Term Loan. The Second Amendment, among other things, amended the SVB Term Loan to (i) increase the term loan agreement principal amount from $56.0 million to $58.0 million, (ii) revise the thirty-six equal monthly payments of principal to begin on November 1, 2022, (iii) revise the maturity date to October 1, 2025, (iv) decrease the interest rate from a fixed rate of 6.3% to a floating rate of 2.4% above the Prime Rate, (v) increase the final payment from 3.15% of the original aggregate principal amount to 3.7% of the revised aggregate principal amount, (vi) revise the minimum trailing twelve-month revenue thresholds under the minimum revenue financial covenant for periods ending on the last day of fiscal quarters in fiscal years subsequent to 2020, (vii) decrease the minimum liquidity ratio financial covenant from 1.75:1.00 to 1.70:1.00, (viii) remove the minimum cash balance as a condition of the minimum revenue financial covenant and the minimum liquidity ratio financial covenant, and (ix) increase the prepayment premium from 2.00% to 3.00% for the first 30 months of the term for amounts prepaid under the SVB Term Loan prior to the maturity date thereof, subject to certain exceptions. In connection with the execution of the Second Amendment, we agreed to pay the earned portion of the final payment, which equated to $0.8 million.

The SVB Term Loan is secured by substantially all our assets, except that the collateral does not include any intellectual property held by us; provided, however, the collateral does include all accounts and proceeds from the sale or license of such intellectual property.

Additional details regarding the SVB Term Loan are included in the section entitled “Notes to Consolidated Financial Statements – Note 5 – Debt” in the consolidated financial statements included elsewhere in this Form 10-K.

At-The-Market Offering of Common Stock

In January and April 2017, we agreed to sell up to a cumulative $50.0 million of our common stock in accordance with the terms of  a sales agreement with FBR Capital Markets & Co., or FBR, pursuant to an at-the-market offering program in accordance with Rule 415(a)(4) under the Securities Act under our then-effective shelf registration statement.  We sold 33,097 shares of our common stock at an average market price of $8.41 under the at-the-market offering program during fiscal year 2018, resulting in aggregate gross proceeds of approximately $0.3 million.

In January 2019, we filed a registration statement with the SEC which covers the offering, issuance and sale of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units, including up to $100.0 million of our common shares pursuant to an at-the-market offering program with FBR Capital Markets & Co., now known as B. Riley Securities. There were no sales of our common stock pursuant to our at-the-market offering program during fiscal year 2019 or fiscal year 2020. As of December 31, 2020, there was $100.0 million left of our common shares available under this at-the-market offering program.  The consummation of the January 2021 public offering of common stock effectively reduced the common shares available for issuance under the at-the-market offering program to approximately $42.9 million.

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

During the years ended December 31, 2020, 2019 and 2018, our new orders were $94.6 million, $118.5 million and $140.7 million, respectively. Based on our assessment, we removed $36.1 million, $21.9 million and $53.5 million from the backlog for fiscal years 2020, 2019 and 2018, respectively. At December 31, 2020, we had a backlog with a total value of $241.3 million.

Components of Statements of Operations

Revenue

Product Revenue. Product revenue consists of revenue recognized from sales of MRIdian systems, as well as optional components, such as additional planning workstations and body coils.

Following execution of an order contract, it generally takes nine to 15 months for a customer to customize an existing facility or construct a new vault for the purchased system. Upon the commencement of installation at a customer’s facility, it typically takes approximately 45 to 75 days to complete the installation and on-site testing of the system, including the completion of customer test procedures. On-site training can take up to multiple weeks and can be conducted concurrently with installation and acceptance testing. Order contracts generally include customer deposits upon execution of the agreement, and in certain cases, additional amounts due at shipment or commencement of installation, and final payment due generally upon customer acceptance.

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

Distribution Rights Revenue. In December 2014, we entered into a distribution agreement with Itochu Corporation, or Itochu, pursuant to which we appointed Itochu as our exclusive distributor for the promotion, sale and delivery of MRIdian products within Japan. As consideration for the exclusive distribution rights granted, we received $4.0 million, which was recorded as deferred revenue and beginning in August 2016, distribution rights revenue has been recognized ratably over the remaining term of the distribution agreement, which expires in December 2024. A time-elapsed method is used to measure progress because the control is transferred evenly over the contractual period.

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or net realizable value inventory, or LCNRV, adjustments if the carrying value of the inventory is greater than its net realizable value. We recorded LCNRV charges of $0.2 million and $0.3 million for the years ended December 31, 2020 and 2018, respectively. We did not record LCNRV charges for the year ended December 31, 2019.

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

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue:
Product	$42,742	$79,504	$76,626
Service	13,800	7,803	3,861
Distribution rights	475	475	475
Total revenue	57,017	87,782	80,962
Cost of revenue:
Product	49,347	80,446	66,522
Service	11,729	12,814	7,837
Total cost of revenue	61,076	93,260	74,359
Gross margin	(4,059)	(5,478)	6,603
Operating expenses:
Research and development	25,008	23,794	16,520
Selling and marketing	15,181	25,806	15,062
General and administrative	61,729	65,717	50,113
Total operating expenses:	101,918	115,317	81,695
Loss from operations	(105,977)	(120,795)	(75,092)
Interest income	791	1,721	8
Interest expense	(3,307)	(4,327)	(7,701)
Other income (expense), net	585	3,202	6,389
Loss before provision for income taxes	(107,908)	(120,199)	(76,396)
Provision for income taxes	—	—	—
Net loss	$(107,908)	$(120,199)	$(76,396)

Comparison of the years ended December 31, 2020 and 2019

Revenue

	Year Ended December 31,
	2020	2019	Change ($)	Change (%)
	(in thousands)
Product	$42,742	$79,504	$(36,762)	-46.2%
Service	13,800	7,803	5,997	76.9%
Distribution rights	475	475	—	0.0%
Total revenue	$57,017	$87,782	$(30,765)	-35.0%

Total revenue during the year ended December 31, 2020 decreased by $30.8 million, or 35% compared to the year ended December 31, 2019. The decrease was primarily due to a decrease in product revenue of $36.8 million, slightly offset by an increase in service revenue of $6.0 million during the year ended December 31, 2020 as compared to December 31, 2019.

Product Revenue. Product revenue decreased by $36.8 million, or 46%, in fiscal year 2020 compared to fiscal year 2019. The decrease was primarily attributable to six fewer MRIdian Linac systems recognized as revenue in fiscal year 2020 as compared to fiscal year 2019.

Service Revenue. Service revenue increased by $6.0 million, or 77%, in fiscal year 2020 compared to fiscal year 2019 primarily due to the increase in installed base. Additionally, during 2020 the Company recognized a $0.5 million release in deferred revenue related to a service contract, and $0.5 million in MRIdian Linac software upgrades.

Cost of Revenue

	Year Ended December 31,
	2020	2019	Change ($)	Change (%)
	(in thousands)
Product	$49,347	$80,446	$(31,099)	-38.7%
Service	11,729	12,814	(1,085)	-8.5%
Total cost of revenue	$61,076	$93,260	$(32,184)	-34.5%

Product Cost of Revenue. Product cost of revenue decreased by $31.1 million, or 39%, in fiscal year 2020 compared to fiscal year 2019. The decrease was primarily attributable to six fewer MRIdian Linac systems recognized in fiscal year 2020 as compared to fiscal year 2019. The total cost of revenue in the year ended December 31, 2019 was also impacted by approximately $9.3 million of charges, primarily driven by higher than anticipated installation costs related to historical upgrade commitments. The $9.3 million includes $7.9 million of one-time charges and $1.4 million of expenses.

Service Cost of Revenue. Service cost of revenue decreased by $1.1 million, or 8%, in fiscal year 2020 compared to fiscal year 2019. The decrease in service cost of revenue was primarily due to a decrease in the cost of service-related inventory parts and coronavirus related reductions in travel.

Operating Expenses

	Year Ended December 31,
	2020	2019	Change ($)	Change (%)
	(in thousands)
Research and development	$25,008	$23,794	$1,214	5.1%
Selling and marketing	15,181	25,806	(10,625)	-41.2%
General and administrative	61,729	65,717	(3,988)	-6.1%
Total operating expenses	$101,918	$115,317	(13,399)	-11.6%

Research and Development. Research and development expenses increased by $1.2 million, or 5%, in fiscal year 2020 compared to fiscal year 2019. This increase was primarily attributable to a $1.0 million increase in personnel expense and a $0.9 million increase in depreciation expense, offset by a $1.2 million decrease in travel expense attributable to coronavirus related reductions in travel for our research and development workforce.

Selling and Marketing. Selling and marketing expenses decreased by $10.6 million, or 41%, in fiscal year 2020 compared to fiscal year 2019. This decrease was primarily attributable to a $5.4 million decrease in personnel expense in the form of sales related compensation and the reduction in workforce, a $2.3 million decrease in travel expense primarily driven by coronavirus related reductions in travel for our sales and marketing workforce, a $2.0 million decrease in marketing expense primarily driven by the postponement or cancellation of clinical conferences, and a $0.6 million decrease in professional services.

General and Administrative. General and administrative expenses decreased by $4.0 million, or 6%, in fiscal year 2020 compared to fiscal year 2019. This decrease was primarily attributable to a $2.5 million decrease in travel expense attributable to coronavirus related reductions in travel for our general and administrative workforce and a $1.1 million decrease in professional services.

Interest Income

	Year Ended December 31,
	2020	2019	Change ($)	Change (%)
	(in thousands)
Interest income	$791	$1,721	$(930)	-54.0%

Interest income decreased by $0.9 million in fiscal year 2020 compared to fiscal year 2019 due to a strategic shift of invested funds from a high to low yield account and an overall decrease in interest rates during 2020.

Interest Expense

	Year Ended December 31,
	2020	2019	Change ($)	Change (%)
	(in thousands)
Interest expense	$(3,307)	$(4,327)	$1,020	-23.6%

Interest expense decreased by $1.0 million in fiscal year 2020 compared to fiscal year 2019, mainly due to the modification of the SVB Term Loan during the fourth quarter of 2020.

Other Income (Expense), Net

	Year Ended December 31,
	2020	2019	Change ($)	Change (%)
	(in thousands)
Other income (expense), net	$585	$3,202	$(2,617)	-81.7%

Other income (expense), net for fiscal year 2020 consisted primarily of a $0.5 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants. Other income (expense), net for fiscal year 2019 consisted primarily of a $2.5 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants as a result in the reduction of the Company’s stock price and the warrants exercised during fiscal year 2019, and $0.9 million of income related to insurance proceeds.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the years ended December 31, 2020, 2019 and 2018, we had a net loss of $107.9 million, $120.2 million and $76.4 million, respectively. At December 31, 2020 we had an accumulated deficit of $627.1 million.

At December 31, 2020 and 2019, we had cash and cash equivalents of $156.7 million and $226.8 million, respectively. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed and delivered. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and public or private debt. In March 2018, we issued common stock, Series A convertible preferred stock and warrants to purchase common stock in the March 2018 Direct Registered Offering for gross proceeds of $59.1 million. In May 2018, we raised additional aggregate gross proceeds of $0.3 million through our at-the-market offering program under which we sold 33,097 shares of our common stock at an average sale price of $8.41 per share. In August 2018, we raised aggregate gross proceeds of $172.5 million via a public offering, in which we sold approximately 18.6 million shares of our common stock at a price of $9.25 per share. In December 2018, we entered into the SVB Term Loan for a principal amount of $56.0 million. We used the proceeds from SVB Term Loan and cash on hand to repay in full our obligations under the outstanding CRG Term Loan. In December 2019, we raised aggregate gross proceeds of $149.6 million via a public offering, in which we sold approximately 47.8 million shares of our common stock at a price of $3.13 per share. In October 2020, we amended the SVB Term Loan and expanded the principal amount from $56.0 million to $58.0 million.

In January 2019, we filed a registration statement with the SEC which covers the offering, issuance and sale of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units, including up to $100.0 million of our common shares pursuant to an at-the-market offering program with B. Riley Securities. The shares in the December 2019 Public Offering of Common stock were sold pursuant to the January 2019 registration statement and did not impact the $100.0 million of our common shares pursuant to our at-the-market offering program.

In January 2021, we raised aggregate net proceeds of approximately $53.5 million, after deducting the underwriting discounts and commissions and estimated offering expenses, via a public offering in which we issued and sold 11,856,500 shares of our common stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $4.85 per share. The consummation of the January 2021 public offering of common stock effectively reduced the common shares available for issuance under the at-the-market offering program to approximately $42.9 million.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash used in operating activities	$(63,474)	$(79,567)	$(122,194)
Cash used in investing activities	(6,183)	(7,817)	(3,685)
Cash provided by financing activities	(350)	146,206	236,712

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

During fiscal year 2020, cash used in operating activities was $63.5 million, resulting from our net loss of $107.9 million, a $16.9 million net change in our working capital, and the aggregate non-cash charges of $27.5 million.

•

Non-cash charges included $22.8 million of stock-based compensation expense, $6.4 million of depreciation and amortization expense, a $0.5 million gain related to the change in fair value of the 2017 and 2016 Placement Warrants, $2.3 million for the release of the product upgrade commitments and $0.7 million of amortization of debt discount and interest accrual related to the SVB Term Loan.

•

The net change in our operating assets and liabilities was primarily a result of changes in accounts receivable, inventory, deposits on purchased inventory, prepaid expenses and other assets, accounts payable and customer deposits and deferred revenue. Accounts receivable decreased $5.1 million resulting from the timing of collections. Inventory and deposits on purchased inventory decreased by $8.2 million and $4.4 million, respectively, as a result of shipments and installations of MRIdian systems in the fourth quarter of 2020. Prepaid expenses and other assets increased $1.4 million mainly due to timing of prepayments and deferred sales commissions. Accounts payable decreased $3.4 million resulting from the timing of payments. Customer deposits and deferred revenue increased $4.5 million mainly due to the revenue recognized in fiscal year 2020.

Investing Activities

Cash used in investing activities during the year ended December 31, 2020 and 2019 of $6.2 million and $7.8 million, respectively, primarily resulted from capital expenditures to purchase property and equipment.

Financing Activities

During the year ended December 31, 2020, financing activities used $0.4 million in cash, which consisted of cash paid for debt issuance costs of $0.8 million and cash used to pay taxes related to net share settlement of equity awards of $1.4 million, partially offset by the proceeds from the SVB loan amendment of $2.0 million.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2020 or 2019.

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

Stock-Based Compensation

Stock-based compensation expense is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of restricted stock units, or RSUs, is based on the closing market price of the Company’s common stock on the grant date. Stock-based compensation expense is recognized, net of estimated forfeitures, over the requisite service periods of the awards, which are generally three or four years.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, establish a valuation allowance. At December 31, 2020, 2019 and 2018, we have a full valuation allowance set up for our net deferred tax assets.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ViewRay, Inc. and its subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved are especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Refer to Notes 2 and 7 in the Consolidated Financial Statements

Critical Audit Matter Description

A significant majority of the Company’s revenue is derived from the sale of the MRIdian system and related services. Generally, each MRIdian contract contains multiple performance obligations. Such performance obligations mainly consist of (i) sale of MRIdian systems, which generally includes installation and embedded software, and (ii) product support, which includes extended service and maintenance. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The standalone selling price, or SSP, is determined based on observable prices at which the Company separately sells the products and services. If a SSP is not directly observable, the Company will estimate the SSP considering market conditions or internally approved pricing guidelines related to the performance obligations. Total product and service revenue recognized in the year ended December 31, 2020 was $56.5 million.

We identified revenue recognition as a critical audit matter due to the significance of each individual revenue transaction to the financial statements as a whole and due to the management judgment involved in the determination and allocation of revenue to each performance obligation. Performing audit procedures to evaluate management’s judgments as to the SSP and allocation of consideration from a revenue arrangement to the individual performance obligations required a high degree of auditor judgment due to the unique nature of each of the contracts and the multiple performance obligations involved.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognition included the following, among others:

•

We evaluated the Company’s SSP analysis by analyzing inputs used in developing the SSP (i.e., agreeing to underlying observable prices, where applicable, or by evaluating the reasonableness of the methods and assumptions used by management to estimate the SSP), to determine if the SSP is appropriate.

•

For each product revenue transaction tested which occurred during the year ended December 31, 2020, we analyzed the terms of the contracts to determine that all performance obligations were identified appropriately by management and considered by management in the revenue recognition allocation calculations utilized to record revenue. Additionally, we tested the allocation of the transaction price to each performance obligation and timing of revenue recognition to determine management recorded the revenue accurately and in the appropriate period.

/s/Deloitte & Touche LLP

San Francisco, California

March 5, 2021

We have served as the Company's auditor since 2012.

VIEWRAY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$156,720	$226,783
Accounts receivable	11,769	16,817
Inventory, net of allowance of $2,286 and $1,363, respectively	46,641	55,031
Deposits on purchased inventory	2,084	6,457
Deferred cost of revenue	1,954	3,466
Prepaid expenses and other current assets	5,257	3,310
Total current assets	224,425	311,864
Property and equipment, net	24,062	23,399
Restricted cash	1,460	1,404
Intangible assets, net	50	55
Right-of-use assets	10,129	11,720
Other assets	1,426	1,577
TOTAL ASSETS	$261,552	$350,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,984	$13,739
Accrued liabilities	19,281	21,390
Customer deposits	15,463	9,662
Operating lease liability, current	2,089	2,264
Current portion of long-term debt	—	1,556
Deferred revenue, current portion	10,094	10,457
Total current liabilities	56,911	59,068
Deferred revenue, net of current portion	2,572	3,553
Long-term debt	56,940	53,995
Warrant liability	4,864	5,373
Operating lease liability, noncurrent	9,043	10,479
Other long-term liabilities	956	1,377
TOTAL LIABILITIES	131,286	133,845
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized at December 31, 2020 and 2019; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at December 31, 2020 and 2019; 148,615,351 and 147,191,695 shares issued and outstanding at December 31, 2020 and 2019	1,476	1,462
Additional paid-in capital	755,874	733,888
Accumulated deficit	(627,084)	(519,176)
TOTAL STOCKHOLDERS’ EQUITY	130,266	216,174
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$261,552	$350,019

The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Product	$42,742	$79,504	$76,626
Service	13,800	7,803	3,861
Distribution rights	475	475	475
Total revenue	57,017	87,782	80,962
Cost of revenue:
Product	49,347	80,446	66,522
Service	11,729	12,814	7,837
Total cost of revenue	61,076	93,260	74,359
Gross margin	(4,059)	(5,478)	6,603
Operating expenses:
Research and development	25,008	23,794	16,520
Selling and marketing	15,181	25,806	15,062
General and administrative	61,729	65,717	50,113
Total operating expenses	101,918	115,317	81,695
Loss from operations	(105,977)	(120,795)	(75,092)
Interest income	791	1,721	8
Interest expense	(3,307)	(4,327)	(7,701)
Other income (expense), net	585	3,202	6,389
Loss before provision for income taxes	$(107,908)	$(120,199)	$(76,396)
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(107,908)	$(120,199)	$(76,396)
Amortization of beneficial conversion feature related to Series A convertible preferred stock	—	—	(2,728)
Net loss attributable to common stockholders, basic and diluted	$(107,908)	$(120,199)	$(79,124)
Net loss per share, basic and diluted	$(0.73)	$(1.18)	$(0.98)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	147,895,561	102,001,954	81,123,140

The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

	Convertible Preferred Stock			Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	—	$—	$—	67,653,974	$666	$321,174	$(319,853)	$1,987
Issuance of common stock from option exercises	—	—	—	2,608,812	26	5,259	—	5,285
Issuance of common stock from releases of restricted stock units	—	—	—	59,437	—	—	—	—
Stock-based compensation	—	—	—	—	—	14,169	—	14,169
Issuance of common stock upon direct registered offering (net of offering cost of $177)	—	—	—	4,090,000	41	30,052	—	30,093
Issuance of preferred Series A stock upon direct registered offering	3,000,581	30	22,177	—	—	2,728	(2,728)	22,207
Issuance of common stock warrants in connection with direct registered offering	—	—	—	—	—	6,623	—	6,623
Conversion of Series A preferred stock into common stock	(3,000,581)	(30)	(22,177)	3,000,581	30	22,177	—	—
Issuance of common stock upon public offering (net of offering cost of $10,631)	—	—	—	18,648,649	187	161,682	—	161,869
Issuance of common stock from at-the-market offering (net of offering cost of $6)	—	—	—	33,097	—	272	—	272
Issuance of common stock from warrant exercises	—	—	—	237,473	2	1	—	3
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	—	—	—	1,197	—	1,197
Net loss	—	—	—	—	—	—	(76,396)	(76,396)
Balance at December 31, 2018	—	$—	$—	96,332,023	$952	$565,334	$(398,977)	$167,309
Issuance of common stock from option exercises	—	—	—	2,219,251	23	9,618	—	9,641
Issuance of common stock from releases of restricted stock units	—	—	—	393,722	4	(4)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	—	—	—	(2,410)	—	(2,410)
Stock-based compensation	—	—	—	—	—	19,444	—	19,444
Issuance of common stock upon public offering (net of offering cost of $11,146)	—	—	—	47,782,500	478	137,935	—	138,413
Issuance of common stock from warrant exercises	—	—	—	464,199	5	(5)	—	—
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	—	—	—	3,976	—	3,976
Net loss	—	—	—	—	—	—	(120,199)	(120,199)
Balance at December 31, 2019	—	$—	$—	147,191,695	$1,462	$733,888	$(519,176)	$216,174
Issuance of common stock from option exercises	—	—	—	20,579	—	15	—	15
Issuance of common stock from releases of restricted stock units	—	—	—	1,214,786	12	(12)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	—	—	—	(1,376)	—	(1,376)
Stock-based compensation	—	—	—	—	—	22,805	—	22,805
Issuance of common stock from employee stock purchase plan	—	—	—	188,291	2	363		365
Write-down of offering costs related to previous issuance of common stock upon public offering	—	—	—	—	—	191	—	191
Net loss	—	—	—	—	—	—	(107,908)	(107,908)
Balance at December 31, 2020	—	$—	$—	148,615,351	$1,476	$755,874	$(627,084)	$130,266

The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,908)	$(120,199)	$(76,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,419	4,655	3,499
Stock-based compensation	22,805	19,445	14,169
Accretion on asset retirement obligation	63	43	33
Change in fair value of warrant liability	(509)	(2,496)	(9,379)
Loss on disposal of property and equipment	139	3	3
Inventory lower of cost and net realizable value adjustment	150	—	340
Amortization of debt discount and interest accrual	729	703	3,628
Loss on debt extinguishment	—	—	2,416
Product upgrade reserve	(2,294)	3,794	—
Changes in operating assets and liabilities:
Accounts receivable	5,048	20,050	(16,541)
Inventory	8,240	(5,951)	(32,214)
Deposits on purchased inventory	4,373	1,685	(1,099)
Deferred cost of revenue	(186)	1,755	3,500
Prepaid expenses and other assets	(1,356)	2,963	(2,343)
Accounts payable	(3,352)	2,759	(870)
Accrued expenses and other long-term liabilities	(292)	6,995	(9,174)
Customer deposits and deferred revenue	4,457	(15,771)	(1,766)
Net cash used in operating activities	(63,474)	(79,567)	(122,194)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,183)	(7,760)	(3,685)
Purchase of intangible and other assets	—	(57)	—
Net cash used in investing activities	(6,183)	(7,817)	(3,685)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan modification	2,000	—	—
Proceeds from draw down of long-term debt, gross	—	—	56,000
Payment of debt issuance costs	(815)	(168)	(468)
Payment of long-term debt	—	—	(45,000)
Payment on debt extinguishment fee	—	—	(172)
Proceeds from common stock public offering, gross	—	149,559	172,500
Payment of offering costs related to common stock public offering	(539)	(10,416)	(10,631)
Proceeds from direct registered offering, gross	—	—	59,100
Payment of offering costs related to direct registered offering	—	—	(177)
Proceeds from employee stock purchase plan	365	—	—
Proceeds from at-the-market offering of common stock, gross	—	—	278
Payment of offering costs related to at-the-market offering of common stock	—	—	(6)
Proceeds from the exercise of stock options	15	9,641	5,285
Proceeds from the exercise of warrants	—	—	3
Payments for taxes related to net share settlement of equity awards	(1,376)	(2,410)	—
Net cash (used in) provided by financing activities	(350)	146,206	236,712
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(70,007)	58,822	110,833
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	228,187	169,365	58,532
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$158,180	$228,187	$169,365
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,262	$3,954	$11,161
Cash paid for taxes	$43	$19	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock warrants reclassed from liability to additional paid-in capital upon exercise	$—	$3,975	$1,197
Right-of-use assets obtained in exchange for new operating lease liabilities	$643	$1,647	$—
Transfer of property and equipment from inventory	$1,698	$4,897	$2,247
Purchase of property and equipment in accounts payable and accrued expenses	$59	$657	$157
Offering costs included in accounts payable and accrued expenses	$460	$730	$168

The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.

Notes to Consolidated Financial Statements

1.	Background and Organization

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

The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from public and private share offerings and available borrowings under its term loan agreement, as well as cash receipts from its sales of MRIdian systems. These have historically been sufficient to meet working capital needs, capital expenditures, and debt service obligations. During the year ended December 31, 2020, the Company incurred a net loss from operations of $107.9 million and used cash in operations of $63.5 million. The Company believes that its existing cash balance of $156.7 million as of December 31, 2020, together with anticipated cash proceeds from sales of MRIdian systems will be sufficient to provide liquidity to fund its operations for at least the next 12 months.

In addition to the existing cash and cash from sales of MRIdian, the Company also completed a public share offering on January 4, 2021, in which the Company issued and sold of 11,856,500 shares of the Company’s common stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $4.85 per share. The Company completed the offering on January 7, 2021 and received net proceeds of approximately $53.5 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.
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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company deposits its cash primarily in checking and money market accounts. The carrying amounts of the Company’s cash equivalents approximate their fair values due to their short maturities.

Restricted Cash

At December 31, 2020 and 2019, the Company had an aggregate of $1.4 million and $0.9 million, respectively, of outstanding letters of credit related to its operating leases and its contractual obligations with distributors and customers. The letters of credit are collateralized by a restricted cash deposit account, which is presented as part of noncurrent assets on the balance sheets because the Company is not certain when the restriction will be lifted on the collateralized letters of credit. At December 31, 2020 and 2019, no amounts were drawn on the letters of credit.

The restricted cash balance as of December 31, 2019 also includes collateral of $0.5 million for credit card accounts.

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

	Revenue			Accounts Receivables
	Year Ended December 31,			December 31,
Customers	2020	2019	2018	2020	2019
Customer A	11%			30%
Customer B				25%
Customer C	10%			20%
Customer D					34%
Customer E					25%
Customer F					15%
Customer G	19%
Customer H	12%	14%

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

There was no allowance for doubtful accounts recorded at December 31, 2020 and 2019.

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

Inventory and Deposits on Purchased Inventory

Inventory consists of purchased components for assembling MRIdian systems and other direct and indirect costs associated with MRIdian system installation. Inventory is stated at the lower of cost or net realizable value. All inventories expected to be placed in service during the normal operating cycle of the Company for the delivery and assembly of MRIdian systems, including items expected to be on hand for more than one year, are classified as current assets. Excess and obsolete inventories are written down based on historical sales and forecasted demand, as judged by management.

The Company reduces the carrying value of its inventory for the difference between cost and net realizable value and records a charge to cost of product revenues. The Company recorded an inventory lower of cost and net realizable value adjustment of $0.2 million and $0.3 million during the years ended December 31, 2020 and 2018, respectively. There was no lower of cost and net realizable value adjustment during the year ended December 31, 2019.

The Company records inventory items which have been paid for but not yet received and for which title has not yet transferred to the Company as deposits on purchased inventory. Deposits on purchased inventory are included within current assets as the related inventory items are expected to be received and used in MRIdian systems within the Company’s normal operating cycle. The Company assesses the recoverability of deposits on purchased inventory based on credit assessments of the vendors and their history supplying these assets. At December 31, 2020, the Company did not have any instances whereby deposits for purchased inventory were written off or the purchased inventory was not delivered.

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

Depreciation and amortization periods for property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Prototype	2 - 10 years
Machinery and equipment	3 - 15 years
Furniture and fixture	5 - 10 years
Software	3 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

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

At December 31, 2020, the Company had outstanding asset retirement obligations of $0.9 million, which was included in other long-term liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2020, 2019 and 2018, the Company recognized accretion expenses of $63 thousand, $43 thousand and $33 thousand in the accompanying statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company reviews the recoverability of long-lived assets, including equipment, leasehold improvements, software and intangible assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest charge) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. There was no impairment loss recognized during the years ended December 31, 2020, 2019 and 2018.

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

In all sales arrangements, revenues are recognized when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. For sales of MRIdian systems, beginning in the second quarter of 2019, the Company determined that the MRIdian system and installation of the MRIdian system, which had previously been one performance obligation, are now two performance obligations as they are capable of being distinct and are distinct within the context of the system contracts. This change occurred due primarily to changes in facts and circumstances, whereby there are now readily available resources outside the Company that can perform the system installations. For sales of the related support and maintenance services, a time-elapsed method is used to measure progress toward complete satisfaction of performance obligations and service revenue is recognized ratably over the service contract term, which is typically 12 months. Additional details regarding revenue recognition are included in Note 7 – Revenue.

Research and Development Costs

Expenditures, including payroll, contractor expenses and supplies, for research and development of products and manufacturing processes are expensed as incurred.

Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. No costs associated with the development of software have been capitalized as the Company believes its current software development process is completed concurrent with the establishment of technological feasibility.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards granted is based on the grant date fair value. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options. The Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the options’ expected term and the price volatility of the underlying stock. The fair value of restricted stock units, or RSUs, is based on the closing market price of the Company’s common stock on the grant date. The fair value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the awards’ requisite service periods in the consolidated statements of operations and comprehensive loss. The Company records the value of stock-based compensation to expense straight-line over the vesting period.

Deferred Commissions

Deferred commissions are the direct and incremental costs directly associated with the MRIdian system contracts with customers, which primarily consist of sales commissions to our direct sales force. The commissions are deferred and expensed in proportion to the revenue recognized upon the acceptance of the MRIdian system. At December 31, 2020 and 2019, the Company had $2.4 million and $2.1 million, respectively, in deferred commissions recorded as part of prepaid expenses and other current assets on the consolidated balance sheets.

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

Warrant Liability

Certain warrants to purchase common stock provide for cash settlement in the event of a change in control, and are recorded as liabilities on the balance sheets at fair value upon issuance (see Note 12). These warrants are subject to re-measurement to fair value at each balance sheet date. Any changes in fair value are recognized in the consolidated statements of operations and comprehensive loss as other income (expense), net. Upon exercise of the warrants, the related warrant liability will be reclassified to additional paid-in capital.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. For small reporting companies, as defined by the SEC, ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022. The standard is effective for the Company on January 1, 2023. The Company is currently assessing the impact of ASU 2016-13 on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for annual periods beginning after December 15, 2020, and interim periods therein. The Company does not expect the update to have a material impact on the financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, an update to Accounting Standard Codification (“ASC”) Topic 470, Subtopic – 20, Debt – Debt with Conversion and Other Options, and ASC Topic 815, Subtopic – 40, Derivatives and Hedging – Contracts in Entity's

Own Equity. The ASU simplifies the guidance for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity by reducing the number of accounting models for convertible instruments and amends guidance in ASC Topic 260, Earnings Per Share, relating to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2021, with early adoption permitted for fiscal years that begin after December 15, 2020. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted FASB ASU 2018-13, Fair Value Measurements (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The standard eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information, and modifies some disclosure requirements. As the result of the adoption the Company is no longer required to disclose (1) the amount of and the reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation process for Level 3 fair value measurements. Additionally, the Company is required to disclose (1) the changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. No significant changes were made to our fair value disclosures in the notes to the consolidated financial statements in order to comply with ASU 2018-13. Refer to Note 4, Fair Value of Financial Instruments.
3.	Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Prototype	$17,711	$16,419
Machine and equipment	17,486	15,816
Leasehold improvements	14,196	6,718
Furniture and fixtures	1,295	1,284
Software	1,389	1,389
Construction in progress	486	4,176
Property and equipment, gross	52,563	45,802
Less: accumulated depreciation and amortization	(28,501)	(22,403)
Property and equipment, net	$24,062	$23,399

Depreciation and amortization expense related to property and equipment was $6.4 million, $4.7 million and $3.4 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued payroll and related benefits	$12,810	$9,577
Accrued accounts payable	2,810	4,764
Payroll withholding tax, sales and other tax payable	1,398	1,066
Accrued legal and accounting	305	1,175
Product upgrade reserve	1,500	3,794
Other	458	1,014
Total accrued liabilities	$19,281	$21,390

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred revenue:
Product	$1,888	$3,141
Services	8,857	8,473
Distribution rights	1,921	2,396
Total deferred revenue	12,666	14,010
Less: current portion of deferred revenue	(10,094)	(10,457)
Noncurrent portion of deferred revenue	$2,572	$3,553

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued interest, noncurrent portion	$99	$516
Asset retirement obligation	857	861
Total other-long term liabilities	$956	$1,377

4.	Fair Value of Financial Instruments

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

The Company’s financial instruments that are carried at fair value mainly consist of Level 3 liabilities. These liabilities that are measured on a recurring basis relate to the 2017 and 2016 Placement Warrants, as described in Note 12. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, changes in the fair value of the underlying stock, estimated term and volatility would result in a directionally similar impact to the fair value of the warrant (see Note 12). During the year ended December 31, 2019, warrants to purchase 683,994 shares of common stock, were exercised and the aggregate fair value upon exercise of $4.0 million, was reclassified from liabilities to additional paid-in-capital. There were no warrants exercised during the year ended December 31, 2020.

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other income (expense), net in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2020, 2019 and 2018, the Company recorded a gain of $0.5 million, $2.5 million, and $9.4 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. There have been no transfers between Level 1, Level 2 and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At December 31, 2020
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$3,675	$3,675
2016 Placement Warrants Liability	—	—	1,189	1,189
Total Warrant Liability	$—	$—	$4,864	$4,864

	At December 31, 2019
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$4,043	$4,043
2016 Placement Warrants Liability	—	—	1,330	1,330
Total Warrant Liability	$—	$—	$5,373	$5,373

The following table summarizes the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Year Ended December 31,
	2020	2019	2018
Fair value, beginning of period	$5,373	$11,844	$22,420
Change in fair value of Level 3 financial liabilities	(509)	(2,496)	(9,379)
Fair value of 2016 Placement Warrants at exercise	—	(3,457)	(1,187)
Fair value of 2017 Placement Warrants at exercise	—	(518)	(10)
Fair value, end of period	$4,864	$5,373	$11,844
5.	Debt

SVB Term Loan

In December 2018, the Company entered into a term loan agreement, or the SVB Term Loan, with Silicon Valley Bank, for a principal amount of $56.0 million. The SVB Term Loan has a maturity date of December 1, 2023 and bears interest at a rate of 6.30% per annum to be paid monthly over the term of the loan. Beginning on December 1, 2020 (or June 1, 2021, if the Company achieves a trailing twelve-month revenue of at least a specified amount and elects to apply such later date), the Company would have made thirty-six equal monthly payments of principal (or thirty equal payments, if the Company so elects). In addition, upon repayment of the SVB Term Loan in full, the Company will make a final payment equal to 3.15% of the original aggregate principal amount of the SVB Term Loan.

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

On December 31, 2019, we entered into the First Amendment (the First Amendment) to the SVB Term Loan by and among the Company, ViewRay Technologies, Inc. and SVB dated as of December 28, 2018. The First Amendment, among other things, amended the SVB Term Loan to (i) suspend testing of the minimum revenue financial covenant for the fiscal quarter ending December 31, 2019, (ii) provide for the minimum trailing twelve-month revenue thresholds under the minimum revenue financial covenant for periods ending on the last day of fiscal quarters in fiscal years subsequent to 2020 to be determined annually at the greater of (a) a 25% cushion to revenue forecasts provided by the Company to SVB and (b) 10% year-over-year annual growth, unless otherwise agreed, (iii) increase the minimum liquidity ratio financial covenant from 1.50:1.00 to 1.75:1.00 and (iv) increase the prepayment premium from 1.00% to 2.00% for amounts prepaid under the SVB Term Loan for prior to the maturity date thereof, subject to certain exceptions.

On October 30, 2020, the Company entered into the Second Amendment (the Second Amendment) to the SVB Term Loan. The Second Amendment, among other things, amended the SVB Term Loan to (i) increase the term loan agreement principal amount from $56.0 million to $58.0 million, (ii) revise the thirty-six equal monthly payments of principal to begin on November 1, 2022, (iii) revise the maturity date to October 1, 2025, (iv) decrease the interest rate from a fixed rate of 6.3% to a floating rate of 2.4% above the Prime Rate, (v) increase the final payment from 3.15% of the original aggregate principal amount to 3.7% of the revised aggregate principal amount, (vi) revise the minimum trailing twelve-month revenue thresholds under the minimum revenue financial covenant for periods ending on the last day of fiscal quarters in fiscal years subsequent to 2020, (vii) decrease the minimum liquidity ratio financial covenant from 1.75:1.00 to 1.70:1.00, (viii) remove the minimum cash balance as a condition of the minimum revenue financial covenant and the minimum liquidity ratio financial covenant, and (ix) increase the prepayment premium from 2.00% to 3.00% for the first 30 months of the term for amounts prepaid under the SVB Term Loan prior to the maturity date thereof, subject to certain exceptions. In connection with the execution of the Second Amendment, the Company agreed to pay the earned portion of the final payment, which equated to $0.8 million.

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

The Company’s scheduled future payments on the SVB Term Loan at December 31, 2020 are as follows (in thousands):

Year Ended December 31,
2021	$—
2022	3,222
2023	19,333
2024	19,333
2025	16,112
Total future principal payments	58,000
Less: unamortized debt discount	(1,060)
Carrying value of long-term debt	56,940
Less: current portion	—
Long-term portion	$56,940

6.	Commitments and Contingencies

Leases

The Company leases office space in Oakwood Village, Ohio, Mountain View, California, and Denver, Colorado under noncancelable operating lease agreements. The Company leases and occupies approximately 19,800 square feet of office space in Oakwood Village, Ohio, which expires in October 2026. The Company entered into an office lease agreement to lease approximately 25,500 square feet of office space located in Mountain View, California, with an expiration date of July 2025. In April 2018, the Company entered into a lease agreement to lease additional office space in Mountain View, California of approximately 24,600 square feet, which will expire in December 2025. The Company has the option to extend the term of the lease for a period of up to five years.  The Company has also entered into a sub-lease agreement to lease approximately 19,800 square feet of office space located in Denver, Colorado. The sub-lease commenced in June 2019 and will expire in July 2021; the Company does not intend to extend the term of this sub-lease. On March 3, 2021, we entered into a sub-lease agreement to lease approximately 12,800 square feet of office space in Denver, Colorado. The sub-lease will commence on September 1, 2021 and will expire October 31, 2024.

In recognition of the right-of-use assets and the related lease liabilities, the option to extend the lease term have not been included as the Company is not reasonably certain that it will exercise any such option. At December 31, 2020, the weighted-average remaining lease term in years is 4.7 years and the weighted-average discount rate used is 7.7%. The Company recognized of $3.1 million and $2.9 million lease costs arising from lease transactions for the years December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020 and 2019, the Company recognized the following cash flow transactions arising from lease transactions (in thousands):

	For the Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$3,145	$2,451
Right-of-use assets obtained in exchange for new operating lease liabilities	643	1,647

At December 31, 2020, the future payments and interest expense for the operating leases are as follows (in thousands):

Year Ended December 31,	Future Payments
2021	$2,847
2022	2,659
2023	2,738
2024	2,774
2025	2,096
Thereafter	147
Total undiscounted cash flows	$13,261
Less: imputed interest	(2,129)
Present value of lease liabilities	$11,132

Rent expense for operating leases for the year ended December 31, 2018 using the accounting guidance in effect at that time was $1.4 million.

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

Patent Litigation

On September 10, 2019, a complaint for patent infringement was filed by Varian Medical Systems, Inc., in U.S. District Court for the Northern District of California against the Company. Captioned Varian Medical Systems, Inc., v. ViewRay, Inc., the complaint alleges that the Company infringes two related patents, U.S. Patent Nos. 8,637,841 and 9,082,520 and seeks injunctive relief and monetary damages. The Company filed its answer on November 1, 2019. We believe the allegations in the complaint are without merit and have been vigorously defending the litigation.

On July 7, 2020 and July 31, 2020, the Company filed petitions with the Patent Trial & Appeal Board of the United States Patent and Trademark Office (PTAB), requesting institution of inter partes review (IPR) and cancellation of claims 1-3, 5-8, 10, 13, 14 of Varian’s U.S. Patent No. 9,082,520. On August 13, 2020, the Company filed a separate petition with the PTAB, requesting an IPR and cancellation of claims 1-4 and 20-22 of Varian’s U.S. Patent No. 8,637,841.

In August 2020, Varian announced that it has entered into a definitive agreement to combine with Siemens Healthineers AG.  That deal has been approved by Varian’s board of directors, its shareholders, and has passed regulatory review by US government authorities. The merger is expected to close in the first half of 2021, at which time Siemens has agreed to dismiss Varian’s lawsuit and release ViewRay from all claims brought by Varian.  In light of this, both the district court case and the proceedings before the PTAB are currently stayed, pending confirmation of the Siemens/Varian merger.

Class Action Litigation

On September 13, 2019, a class action complaint for violation of federal securities laws was filed in U.S. District Court for the Northern District of Ohio against the Company, its chief executive officer, chief scientific officer, and former chief financial officer. On December 19, 2019, the court appointed Plymouth County Retirement Association as the lead plaintiff, and on February 28, 2020 the lead plaintiff filed an amended complaint asserting securities fraud claims against the Company, its chief executive officer, chief operating officer, chief scientific officer, and former chief executive officer and former chief financial officer. Now captioned Plymouth County Retirement Association v. ViewRay, Inc., et al., the amended complaint alleges that the Company violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts concerning its business, operations, and financial results, and seeks damages, interest, and other relief. The Company filed a motion to dismiss the amended complaint on May 28, 2020. While the initial motion to dismiss was pending, the plaintiff was granted leave to file a second amended complaint. A motion to dismiss the second amended complaint was filed on September 16, 2020. That motion has been fully briefed, and is pending before the District Court. The Company believes the allegations in the complaint are without merit and intend to vigorously defend the litigation.

Stockholder Derivative Lawsuit

On July 22, 2020, a stockholder derivative lawsuit was filed against ViewRay (as a nominal defendant) and certain of its current and former officers and directors in the U.S. District Court for the Northern District of Ohio. This action alleges, purportedly on behalf of ViewRay, that the officers and directors violated Section 14(a) of the Securities Exchange Act of 1934, breached their fiduciary duties, wasted corporate assets, and were unjustly enriched based on factual assertions substantially similar to those in the class action complaint described above. The complaint seeks, among other things, damages awarded to ViewRay, restitution and disgorgement of profits in an unspecified amount, and corporate reforms. Due to the overlap between the allegations in the derivative complaint and those in the putative securities class action complaint, this lawsuit is stayed until March 3, 2021, pending a decision on the motion to dismiss the second amended complaint in the securities action.

Given the early stage of each of the litigation matters described above, at this time the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. However, litigation is subject to inherent uncertainties, and one or more unfavorable outcomes in any claim or litigation against the Company could have a material adverse effect in the period in which they are resolved and on the Company’s business generally. In addition, regardless of their merits or their ultimate outcomes, lawsuits and legal proceedings are costly, divert management attention and may materially adversely affect the Company’s reputation, even if resolved in the Company’s favor.

Purchase Commitments

At December 31, 2020, the Company had $2.3 million in outstanding firm purchase commitments.
7.	Revenue

The Company derives revenue primarily from the sale of MRIdian systems and related services as well as support and maintenance services on sold systems. Revenue is categorized as product revenue, service revenue and distribution rights revenue.

The following table presents revenue disaggregated by type and geography (in thousands):

	Years Ended December 31,
U.S.	2020	2019	2018
Product	$8,428	$41,985	$32,265
Service	7,739	4,251	1,966
Total U.S. revenue	$16,167	$46,236	$34,231

Outside of U.S. ("OUS")
Product	$34,314	$37,519	$44,361
Service	6,061	3,552	1,895
Distribution rights	475	475	475
Total OUS revenue	$40,850	$41,546	$46,731

Total
Product	$42,742	$79,504	$76,626
Service	13,800	7,803	3,861
Distribution rights	475	475	475
Total revenue	$57,017	$87,782	$80,962

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

Trade receivables are recorded at the original invoiced amount, net of an estimated allowance for doubtful accounts. Trade credit is generally extended on a short-term basis. The Company occasionally provides for long-term trade credit for its maintenance services so that the period between when the services are rendered to its customers and when the customers pay for that service is within one year. Thus, the Company’s trade receivables do not bear interest or contain a significant financing component. Long-term trade receivables of $0.1 million and $0.2 million were reported within other assets in the consolidated balance sheets at December 31, 2020 and 2019, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate and are expected to be collected three to four years from the date of invoice as the underlying maintenance services are rendered. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. This contract asset is recorded as an unbilled receivable and reported as part of accounts receivable on the consolidated balance sheets.

Trade receivables are periodically evaluated for collectability based on past credit history of the respective customers and their current financial condition. Changes in the estimated collectability of trade receivables are included in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for doubtful accounts. The Company generally does not require collateral for trade receivables. There were no allowances for doubtful accounts recorded at December 31, 2020 or 2019.

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

During the years ended December 31, 2020, 2019 and 2018, the Company recognized $8.3 million, $10.9 million and $19.9 million, respectively, of revenues that were included in the deferred revenue balance at the beginning of each reporting period.

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

In December 2004, ViewRay Technologies, Inc. entered into a licensing agreement with the University of Florida Research Foundation, Inc., or UFRF, whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a royalty from sales of products developed and sold by the Company utilizing the licensed patents. ViewRay Technologies, Inc. met all of the product development and commercialization milestones at December 31, 2013, and started to make quarterly royalty payments in 2014. Royalty payments are based on 1% of net sales, defined as the amount collected on sales of licensed products and/or licensed processes after deducting trade and/or quantity discounts, credits on returns and allowances, outbound transportation costs paid and sales tax. Minimum quarterly royalty payments of $50 thousand commenced with the quarter ended March 31, 2014, and are payable in advance. Minimum royalties paid in any calendar year are credited against earned royalties for such calendar year. The royalty payments continue until the earlier of (i) the date that no licensed patents remain enforceable or (ii) once the payment of earned royalties cease for more than four consecutive calendar quarters. Royalty expenses based on 1% of net sales were $0.7 million, $1.0 million and $0.6 million during the years ended December 31, 2020, 2019 and 2018, respectively, and were recorded as product cost of revenue in the consolidated statements of operations and comprehensive loss. There were no minimum royalty payments in excess of 1% of net sales during the years ended December 31, 2020 and 2019. The minimum royalty payments in excess of 1% of net sales were $30 thousand during the year ended December 31, 2018, and were recorded as general and administrative expenses in the consolidated statements of operations and comprehensive loss.
9.	Distribution Agreement

In December 2014, the Company entered into a distribution agreement with Itochu Corporation, or Itochu, a Japanese entity, pursuant to which the Company appointed Itochu as its exclusive distributor for the sale and delivery of its MRIdian products within Japan. The exclusive distribution agreement has an initial term of 10 years from December 2014, and contains features customary in such distribution agreements. Under this distribution agreement, the Company will supply its products and services to Itochu based upon the Company’s then-current pricing. In consideration of the exclusive distribution rights granted, Itochu agreed to pay a distribution fee of $4.0 million in three installments: (i) the first installment of $1.0 million was due upon execution of the distribution agreement; (ii) the second installment of $1.0 million was due within 10 business days following submission of the application for regulatory approval of the Company’s product to the Japan regulatory authority; and (iii) the final installment of $2.0 million was due within 10 business days following receipt of approval for the Company’s product from the Japanese Ministry of Health, Labor and Welfare. The first and second installments of $2.0 million in aggregate were received in December 2014 and December 2015, respectively. In August 2016, the Company received the third and final $2.0 million installment upon the receipt of regulatory approval to market MRIdian in Japan. The entire $4.0 million distribution fee received was reclassified to deferred revenue as it was no longer refundable. In August 2016, the Company started recognizing distribution rights revenue ratably over the remaining term of the exclusive distribution agreement of approximately 8.5 years. The distribution rights revenue was $0.5 million, $0.5 million and $0.5 million during the years ended December 31, 2020, 2019 and 2018, respectively.
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

Subsequent to year end, on January 4, 2021, the Company entered into an underwriting agreement with Piper Sandler & Co., as representative of the several underwriters named therein (the “2021 Underwriters”), with respect to the issuance and sale of 11,856,500 shares of our common stock, which included the full exercise of the 2021 Underwriters’ option to purchase additional shares, at a price to the public of $4.85 per share. The Company completed the offering on January 7, 2021 and received net proceeds of approximately $53.5 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

At-The-Market Offering of Common Stock

In January and April 2017, the Company agreed to sell up to a cumulative $50.0 million of its common stock in accordance with the terms of a sales agreement with FBR Capital Markets & Co., or FBR, pursuant to an at-the-market offering program in accordance with Rule 415(a)(4) under the Securities Act under its then effective shelf registration statement. The Company sold an aggregate of 33,097 shares of its common stock at an average market price of $8.41 per share, resulting in aggregate gross proceeds of approximately $0.3 million, for the year ended December 31, 2018 under the at-the-market offering program.

In January 2019, the Company filed a registration statement with the SEC which covers the offering, issuance and sale of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units, including up to $100.0 million of the Company’s common shares pursuant to an at-the-market offering program with FBR, now known as B. Riley Securities. Under this at-the-market offering program, the Company did not sell any shares of its common stock during the years ended December 31, 2019 or December 31, 2020.  The consummation of the January 2021 public offering of common stock effectively reduced the common shares available for issuance under the at-the-market offering program to approximately $42.9 million.

11.	Convertible Preferred Stock

In March 2018, the Company issued 3,000,581 shares of Series A convertible preferred stock to an existing investor through the March 2018 Direct Registered Offering at a price of $8.31 per share. At the date of the financing, because the effective conversion rate of the preferred stock was less than the market value of the Company’s common stock, a beneficial conversion feature of $2.7 million was recorded as a discount to the convertible preferred stock and an increase to additional paid in capital. Because the preferred stock was perpetual and convertible at the option of the holder at any time, the Company fully amortized the discount related to the beneficial conversion feature as a deemed dividend which was recognized as an increase to accumulated deficit and net loss attributable to common stockholders. Effective on April 19, 2018, all outstanding shares of Series A convertible preferred stock were converted into shares of common stock at a conversion ratio of 1:1. Further, in May 2018, the Company filed a Certificate of Elimination of the Series A Convertible Preferred Stock de-authorizing the 3,000,581 shares of Series A convertible preferred stock. The Company had no outstanding preferred stock as of December 31, 2020 and 2019.
12.	Warrants

Equity Classified Common Stock Warrants

In connection with a debt financing in December 2013, the Company issued warrants to purchase 128,231 shares of its common stock with an exercise price of $5.84 per share. These warrants are exercisable any time at the option of the holder until December 16, 2023.  During 2019, the Company issued 36,457 shares of its common stock upon the net exercise of 2013 Placement Warrants to purchase 128,231 shares. All of the December 2013 Placement Warrants have been exercised and none of the warrants are outstanding at December 31, 2020.

In connection with the merger of ViewRay, Inc. and ViewRay Technologies, Inc. in July 2015, or the Merger, in July and August 2015, the Company conducted a private placement offering as part of which the Company issued warrants, or the 2015 Placement Warrants, that provide the warrant holder the right to purchase 198,760 shares of common stock at an exercise price of $5.00 per share. The 2015 Placement Warrants are exercisable at any time at the option of the holder until the five-year anniversary of their date of issuance. During the year ended December 31, 2018, the Company issued 92,487 shares of its common stock upon the net exercise of 2015 Placement Warrants to purchase 159,010 shares. The remaining 39,750 shares of 2015 Placement Warrants expired in July and August 2020 and none remained outstanding at December 31, 2020.

In connection with the March 2018 Direct Registered Offering, the Company issued warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share. The 2018 Offering Warrants became exercisable upon issuance and expire in March 2025. None of the 2018 Offering Warrants have been exercised to date and they all remained outstanding at December 31, 2020.

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

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Year Ended December 31, 2019	Warrants Outstanding at December 31, 2019	Warrants Exercised during the Year Ended December 31, 2020	Warrants Outstanding at December 31, 2020

2017 Placement Warrants	January 2017	7 years	$3.17	90,642	1,618,890	—	1,618,890
2016 Placement Warrants	August and September 2016	7 years	$2.95	593,352	537,263	—	537,263
Total				683,994	2,156,153	—	2,156,153

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

During the year ended December 31, 2020, the Company recorded a gain of $0.4 million and $0.1 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. During the year ended December 31, 2019, the Company recorded a gain of $2.6 million and loss of $0.1 million, respectively, related to the change in fair value of the 2017 and 2016 Placement

Warrants. During the year ended December 31, 2018, the Company recorded a gain of $5.4 million and $4.0 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. The fair value of the 2017 and 2016 Placement Warrants at December 31, 2020 and 2019 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	2017 Placement Warrants		2016 Placement Warrants
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Expected term (in years)	3.0	4.0	2.6	3.6
Expected volatility	86.9%	68.0%	86.3%	67.5%
Risk-free interest rate	0.2%	1.7%	0.2%	1.6%
Expected dividend yield	0%	0%	0%	0%

13.	Stock-Based Compensation

As of December 31, 2020, the Company had an active stock-based incentive compensation plan, an employee stock purchase plan and an equity inducement plan: the 2015 Equity Incentive Award Plan (as amended and restated, the “2015 Plan”), the 2015 Employee Stock Purchase Plan (as amended and restated, the “ESPP”), and the 2018 Equity Inducement Award Program (the “2018 Plan”), respectively. All new equity compensation grants are issued under these three plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2015 Plan and the 2018 Plan provide for the grant of stock and stock-based awards including stock options, restricted stock, stock units (including deferred stock units) and stock appreciation rights. Additionally, stock units may be issued as performance-based stock units to align stock compensation awards to the attainment of annual or long-term performance goals. As of December 31, 2020, there were 7.9 million shares available for grant under the 2015 Plan and 2018 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations and comprehensive loss is classified as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$965	$2,645	$1,609
Research and development	2,288	3,910	2,681
Selling and marketing	1,091	1,365	736
General and administrative	18,461	11,525	9,143
Total stock-based compensation expense	$22,805	$19,445	$14,169

Our stock-based compensation expense is based on the value of the portion of share-based payment awards that are ultimately expected to vest, assuming estimated forfeitures at the time of grant. Stock-based compensation relating to stock-based awards granted to consultants was insignificant for the years ended December 31, 2020, 2019 and 2018.

Restricted Stock Units and Deferred Stock Units:

The Company grants Restricted Stock Units, or RSUs, to its board of directors and employees for their services. Additionally, the Company grants Deferred Stock Units, or DSUs, to its board of directors at their election in lieu of retainer and committee service fees.

The DSUs granted to board members are either fully vested upon issuance or vest over a period of time from the grant date and will be released and settled upon termination of the board member’s services, the occurrence of a change in control event, or the tenth anniversary of the grant date.

The RSUs granted to employees and/or board members vest in equal annual or monthly installments over either two or three years from the grant date and are subject to the participants continuing service to the Company over that period. The weighted-average grant date fair value of RSUs granted in fiscal year 2020, 2019 and 2018 was $2.80 per share, $3.63 per share and $9.65 per share, respectively.

A summary of the Company’s RSU activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	4,379,777	$5.14
RSUs granted	6,079,659	$2.80
RSUs vested	(1,779,152)	$5.69
RSUs cancelled or forfeited	(633,885)	$3.11
Unvested at December 31, 2020	8,046,399	$3.41
Vested and unreleased	177,007
Outstanding at December 31, 2020	8,223,406

The total grant date fair value of RSUs awarded was $17.0 million, $12.2 million and $17.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total grant date fair value of RSUs vested was $10.1 million, $6.0 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

At December 31, 2020, total unrecognized stock-based compensation cost related to RSUs, net of estimated forfeitures, was $17.4 million, which is expected to be recognized over a weighted-average period of 1.9 years. As of December 31, 2020, 7.7 million shares of RSUs are expected to vest.

Stock Options:

Stock options awards are generally granted with an exercise price equal to the market price of our stock at the date of grant and with a four-years vesting schedule. Stock option awards generally expire 10 years from the date of grant.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2019	11,165,846	$7.44	7.6	$1,907
Options granted	736,579	1.97
Options exercised	(20,579)	0.72
Options cancelled or forfeited	(3,739,498)	6.95
Options outstanding at December 31, 2020	8,142,348	$7.14	7.3	$2,638
Options exercisable at December 31, 2020	5,319,817	$7.20	6.8	$1,354
Options vested and expected to vest at December 31, 2020	7,875,294	$7.18	7.2	$2,438

The weighted-average grant date fair value of options granted to employees was $1.20, $4.67 and $4.89 per share for the years ended December 31, 2020, 2019 and 2018. The grant date fair value of options vested was $9.2 million, $14.4 million and $6.3 million, respectively, for the years ended December 31, 2020, 2019 and 2018, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was nil, $7.8 million and $17.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

At December 31, 2020, total unrecognized stock-based compensation cost related to stock options granted to employees, net of estimated forfeitures, was $10.1 million, which is expected to be recognized over a weighted-average period of 2.0 years.

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

The risk-free interest rate is based on the zero-coupon U.S. Treasury notes, with maturities similar to the expected term of the options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

During the fourth quarter of 2020, the Company began to determine volatility by solely using the Company’s own historical volatility measurements, since more than four years of historical data became available in the public market. Prior to the fourth quarter of 2020, the Company determined the volatility for stock options granted based on the average historical price volatility for the Company and industry peers over a period equivalent to the expected term of the stock options grants.

The forfeiture rate of stock options is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated by the Company based upon historical and expected forfeiture experience.

The fair value of employee stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	6.0	6.0	6.0
Expected volatility (%)	68.8%	60.7%	60.4%
Risk-free interest rate (%)	0.7%	2.4%	2.8%
Expected dividend yield (%)	0%	0%	0%

Employee Stock Purchase Plan

In July 2015, the Company adopted the Employee Stock Purchase Plan, or ESPP. Certain employees, as defined by the ESPP, are eligible to participate in the ESPP if employed by the Company for at least 20 hours per week during at least five months per calendar year. Participating employees may contribute up to the lesser of 15% of their eligible earnings or $30,000 during each offering period, provided that in no event shall a participating employee be permitted to purchase more than 3,000 shares of common stock during each offering period.

During 2020, the first offering period provided to eligible employees was April 1, 2020 through June 30, 2020. Beginning July 1, 2020, the offering plan is six months and are expected to remain consistent going forward. The purchase price of common stock purchased under the ESPP is currently equal to 85% of the lesser of the fair market value of a share of common stock on: 1) the first trading day of an offering period and 2) the last trading of each offering period. At December 31, 2020 and 2019, 3.5 million shares and 2.7 million shares were reserved for issuance under the ESPP, respectively. No more than 3.5 million shares of common stock may be issued under the ESPP. As of December 31, 2020, 0.2 million shares have been issued under the ESPP and 3.3 million shares remained available for future issuance under the ESPP.

Purchase rights granted under the ESPP are valued using the Black-Scholes pricing model. During 2020, the grant date for the two offering periods was April 1, 2020 and July 1, 2020. As such, the expected stock price volatility for the Company’s common stock for the ESPP purchase rights was estimated by taking the average historic price volatility of the Company industry peers based on daily price observations over a period equivalent to the expected term of the offering period. The expected term represents the period of time the ESPP purchase rights are expected to be outstanding and approximates the offering period. The latest offering period and related purchase was completed on December 31, 2020. As such, there was no unrecognized compensation cost related to the ESPP as of December 31, 2020. Total compensation expense was $0.1 million for the year ended December 31, 2020. There was no compensation expense related to the ESPP for the years ended December 31, 2019 or 2018.

The fair value of each purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	0.25 - 0.50	N/A	N/A
Expected volatility (%)	83.0%	N/A	N/A
Risk-free interest rate (%)	0.09% - 0.17%	N/A	N/A
Expected dividend yield (%)	0%	N/A	N/A

14.	Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to the tax deprecation methods for qualified improvement property. The impact of the CARES act is estimated to be immaterial on the Company’s income tax expense.

Income Tax Expense

The following reconciles the differences between income taxes computed at the federal income tax rate and the provision for income taxes:

	Year Ended December 31,
	2020	2019	2018
Expected income tax benefit at the federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.0	0.0	0.0
Change in federal statutory rate	0.0	0.0	0.0
Non-deductible items and other	(3.4)	(2.8)	(0.2)
Federal and state credits	0.5	0.6	0.7
Change in valuation allowance	(18.1)	(18.8)	(21.5)
Total	0.0%	0.0%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s net deferred tax assets consisted of the following at December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$121,346	$101,967
Research and development tax credits	6,949	5,872
Reserves and accruals	4,984	5,720
Operating lease liability	2,588	3,088
Other	4,702	3,422
Total deferred tax assets	140,569	120,069
Less: Valuation allowance	(138,214)	(117,229)
Net deferred tax assets	2,355	2,840
Deferred tax liabilities
Right-of-use assets	(2,355)	(2,840)
Total deferred tax liabilities	(2,355)	(2,840)
Net deferred tax assets	$—	$—

The Company maintains a valuation allowance related to its deferred tax asset position when management believes it is more likely than not that the net deferred tax assets will not be realized in the future. The Company’s valuation allowance increased by $21.0 million and $25.2 million during the year ended December 31, 2020 and 2019, respectively.

At December 31, 2020, the Company had federal net operating loss carryforwards of $527.1 million, which begin to expire in the year ending December 31, 2024, and $303.4 million related to state net operating loss carryforwards, which begin to expire in the year ending December 31, 2020. The Company had federal research and development tax credit carryforwards of $6.3 million, and state carryforwards of $3.9 million at the year ended December 31, 2020. These credits begin to expire in the year ending December 31, 2027.

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

At December 31, 2020 and 2019, the Company’s unrecognized tax benefits consist of the following (in thousands):

	Year Ended December 31,
	2020	2019
Unrecognized tax benefit, beginning of period	$2,158	$1,595
Gross increases — current year tax positions	548	595
Gross increases — prior year tax positions	—	—
Gross decreases — prior year tax positions	(25)	(32)
Unrecognized tax benefit, end of period	$2,681	$2,158

15.	Employee Benefits

The Company has a 401(k) Plan which covers its eligible employees. The 401(k) Plan permits the participants to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the IRC. Participant contributions are limited to a maximum annual amount as set periodically by the IRC. The Company started to match 50% of eligible participant contributions up to 6% annual contribution during the year ended December 31, 2018. The Company’s matching contribution to the 401(k) Plan was $1.1 million, $0.9 million, and $0.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.
16.	Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Net loss attributable to common stockholders, basic and diluted	$(107,908)	$(120,199)	$(79,124)
Weighted-average common shares used in computing net loss per share, basic and diluted	147,895,561	102,001,954	81,123,140
Net loss per share, basic and diluted	$(0.73)	$(1.18)	$(0.98)

Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the years ended December 31, 2020, 2019, and 2018 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock	8,142,348	11,165,846	11,603,708
Warrants to purchase common stock - liability classified	2,156,153	2,156,153	2,840,147
Warrants to purchase common stock - equity classified	1,418,116	1,457,866	1,586,097
Unvested restricted stock units	8,046,399	4,379,777	1,736,234

As previously mentioned, on January 4, 2021, the Company entered into an underwriting agreement with the 2021 Underwriters, with respect to the issuance and sale of 11,856,500 shares of our common stock, which included the full exercise of the 2021 Underwriters’ option to purchase additional shares, at a price to the public of $4.85 per share.

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

The following table sets forth revenue by geographic area based on the shipping address of the customers’ location (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$16,167	$46,236	$34,231
Taiwan	10,710	—	4,680
France	7,025	12,235	5,812
United Kingdom	6,060	5,974	—
Germany	839	7,393	13,727
Rest of world	16,216	15,944	22,512
Total revenue	$57,017	$87,782	$80,962

At December 31, 2020 and 2019, nearly all long-lived assets are located in the United States.
18.	Related Party Transactions

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

Under the distribution agreement, Chindex will act as the Company’s distributor and regulatory agent for the sale and delivery of its MRIdian products within the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. The distribution agreement has an initial term of five years with an option to renew for an additional five years. Under the distribution agreement, the Company will supply its products and services to Chindex based on an agreed upon price between the Company and Chindex. In accordance with the agreement, Chindex agreed to pay ViewRay an upfront fee, portions of which may be refundable under certain conditions, of $3.5 million, payable in three installments: (i) the first installment of $1.5 million due approximately 60 days after the effectiveness of the distribution agreement; (ii) the second installment of $1.0 million due on the first anniversary from the effective date of the agreement; and (iii) the third installment of $1.0 million due on the second anniversary from the effective date of the agreement. The Company received payment of the first installment during the fourth quarter of 2020.

19. Subsequent Events

The Company has evaluated the period subsequent to December 31, 2020, for material events that did not exist at the balance sheet date but arose after that date and determined that no additional subsequent events arose that should be disclosed in order to keep the financial statements from being misleading, except as otherwise disclosed herein including with respect to the January 2021 Public Offering of Common Stock. On March 3, 2021, we entered into a sub-lease agreement to lease approximately 12,800 square feet of office space in Denver, Colorado. The sub-lease will commence on September 1, 2021 and will expire October 31, 2024.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2020 at the reasonable assurance level.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was effective as of that date.

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Our internal controls over financial reporting were not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only our management report in this Annual Report on Form 10-K.

Item 9B. Other Information

On March 3, 2021 the Company executed an Office Lease with KBSII Granite Tower, LLC, a Delaware limited liability company in connection with the lease of approximately 12,800 square feet of office space in Denver, Colorado. The sub-lease will commence on September 1, 2021 and will expire October 31, 2024.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Corporate Governance

The information in our Proxy Statement for the 2021 Annual Meeting of stockholders regarding directors and executive officers appearing under the headings "Proposal No. 1—Election of Directors," "Executive Officers" and "Information About Stock Ownership—Delinquent Section 16(a) Reports" is incorporated herein by reference.

In addition, the information in our Proxy Statement for the 2021 Annual Meeting of stockholders regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading "Corporate Governance and Board of Directors Matters" is incorporated herein by reference.

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

Item 11. Executive Compensation

The Company maintains employee compensation programs and benefit plans in which our executive officers are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits to this Annual Report. The information in our Proxy Statement for the 2021 Annual Meeting of stockholders appearing under the heading “Executive Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information in our Proxy Statement for the 2021 Annual Meeting of stockholders appearing under the heading "Information About Stock Ownership—Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plan Information" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our Proxy Statement for the 2021 Annual Meeting of stockholders appearing under the headings Certain Relationships and Related Party Transactions" and "Corporate Governance and Board of Directors Matters—Director Independence" is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our Proxy Statement for the 2021 Annual Meeting of stockholders appearing under the headings "Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Services" and "Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures" is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) The financial statements required by Item 15(a) are filed in Item 8 of this Report.

(2) The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of this Report.

(3) We have filed, or incorporated into this report by reference, the exhibits listed below.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/15

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/15

3.2	Amended and Restated Bylaws of ViewRay, Inc.	8-K	3.2	5/10/18

3.3	Certificate of Merger of Acquisition Sub with and into ViewRay Technologies, Inc.	S-1/A	3.3	12/16/15

3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of ViewRay, Inc.	10-K	3.4	3/12/18

3.5	Form of Series A Convertible Preferred Stock Certificate.	8-K/A	3.2	3/7/18

3.6	Certificate of Elimination of the Series A Convertible Preferred Stock of ViewRay, Inc.	8-K	3.1	5/10/18

4.1	Form of Common Stock Certificate.	S-1/A	4.1	12/16/15

4.2	Form of Placement Agent Warrant for Common Stock of ViewRay, Inc.	S-1/A	10.6	12/16/15

4.3	Form of Warrants issued pursuant to that certain Securities Purchase Agreement, dated as of August 19, 2016, by and among ViewRay, Inc. and the Purchasers named therein.	S-1	10.3	9/26/16

4.4	Form of Warrants issued pursuant to that certain Securities Purchase Agreement, dated as of January 13, 2017, by and among ViewRay, Inc. and the Purchasers named therein.	10-K	4.4	3/17/17

4.5	Description of Securities.	10-K	4.5	3/12/20

10.1	Split-Off Agreement, dated as of July 23, 2015, by and among ViewRay, Inc., Mirax Enterprise Corp. and Dinara Akzhigitova.	S-1/A	10.1	12/16/15

10.2	General Release Agreement, dated as of July 23, 2015, by and among ViewRay, Inc., Mirax Enterprise Corp. and Dinara Akzhigitova.	S-1/A	10.2	12/16/15

10.3	Form of Securities Purchase Agreement between ViewRay, Inc., and the investors party thereto.	S-1/A	10.4	12/16/15

10.4	Form of Registration Rights Agreement, by and among ViewRay, Inc. and certain investors named therein.	S-1/A	4.2	12/16/15

10.5(a)	Office Lease, effective April 17, 2008, by and between Cleveland Industrial Portfolio, LLC and ViewRay Incorporated.	S-1/A	10.7(a)	12/16/15

10.5(b)	First Amendment to the Office Lease, effective April 16, 2013 by and between Cleveland Industrial Portfolio, LLC and ViewRay Incorporated.	S-1/A	10.7(b)	12/16/15

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

10.5(c)	Second Amendment to the Office Lease, effective August 15, 2014 by and between Cleveland Industrial Portfolio, LLC and ViewRay Incorporated.	S-1/A	10.7(c)	12/16/15

10.6	Office Lease, effective June 19, 2014, by and between BXP Research Park LP and ViewRay Incorporated.	S-1/A	10.8	12/16/15

10.7†	First Amended and Restated Offer Letter, dated October 6, 2010, by and between ViewRay Incorporated and James F. Dempsey, Ph.D.	S-1/A	10.11	12/16/15

10.8#	Manufacturing and Supply Agreement, effective September 18, 2013, by and between ViewRay Incorporated and Japan Superconductor Technology, Inc.	S-1/A	10.13	12/16/15

10.9(a)#	Development and Supply Agreement, effective May 29, 2008, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(a)	12/16/15

10.9(b)#	Amendment No. 1 to the Development and Supply Agreement, effective December 1, 2009, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(b)	12/16/15

10.9(c)#	Amendment No. 2 to the Development and Supply Agreement, effective May 4, 2010, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(c)	12/16/15

10.9(d)#	Amendment No. 3 to the Development and Supply Agreement, effective February 9, 2011, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(d)	12/16/15

10.9(e)#	Amendment No. 4 to the Development and Supply Agreement, effective May 11, 2012, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(e)	12/16/15

10.9(f)#	Amendment No. 5 to the Development and Supply Agreement, effective May 30, 2012, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(f)	12/16/15

10.9(g)#	Amendment No. 6 to the Development and Supply Agreement, effective February 21, 2014, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	S-1/A	10.14(g)	12/16/15

10.9(h)	Amendment No. 7 to the Development and Supply Agreement, effective November 15, 2015, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	10-K	10.11(h)	3/12/20

10.9(i)+	Amendment No. 8 to the Development and Supply Agreement, effective September 19, 2019, by and between ViewRay Incorporated and Siemens Aktiengesellschaft, Healthcare Sector.	10-K	10.11(i)	3/12/20

10.10#	Cobalt-60 Source Supply and Removal Agreement, effective December 19, 2013, by and between ViewRay Incorporated and Best Theratronics, Ltd.	S-1/A	10.15#	12/16/15

10.11#	Development and Supply Agreement, effective June 24, 2009, by and between ViewRay Incorporated and Manufacturing Sciences Corporation.	S-1/A	10.16#	12/16/15

10.12(a)#	Development and Supply Agreement, effective July 9, 2009, by and between ViewRay Incorporated and Tesla Engineering Limited.	S-1/A	10.17(a)	12/16/15

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
10.12(b)#	Amendment No. 1 to the Development and Supply Agreement, effective January 20, 2015, by and between ViewRay Incorporated and Tesla Engineering Limited.	S-1/A	10.17(b)	12/16/15

10.13#	Development and Supply Agreement, effective July 2, 2010, by and between ViewRay Incorporated and PEKO Precision Products, Inc.	S-1/A	10.18	12/16/15

10.14(a)#	Amended and Restated Joint Development and Supply Agreement, effective May 15, 2008, by and between ViewRay Incorporated and 3D Line GmbH.	S-1/A	10.19(a)	12/16/15

10.14(b)#	Amendment No. 1 to the Amended and Restated Joint Development and Supply Agreement, effective August 13, 2008, by and between ViewRay Incorporated and Euromechanics Medical GmbH.	S-1/A	10.19(b)	12/16/15

10.14(c)#	Amendment No. 2 to the Amended and Restated Joint Development and Supply Agreement, effective November 27, 2009, by and between ViewRay Incorporated and Euromechanics Medical GmbH.	S-1/A	10.19(c)	12/16/15

10.15#	Development and Supply Agreement, effective June 1, 2010, by and between ViewRay Incorporated and Quality Electrodynamics, LLC.	S-1/A	10.20	12/16/15

10.16(a)#	Standard Exclusive License Agreement with Sublicensing Terms, effective December 15, 2004, by and between ViewRay Incorporated and the University of Florida Research Foundation, Inc.	S-1/A	10.21(a)	12/16/15

10.16(b)#

Amendment No. 1 to the Standard Exclusive License Agreement with Sublicensing Terms, effective December 6, 2007, by and between ViewRay Incorporated and the University of Florida Research Foundation, Inc.

		S-1/A	10.21(b)	12/16/15

10.17	Warrant Agreement, effective December 16, 2013, by and between ViewRay Incorporated and Hercules Technology III, L.P.	S-1/A	10.23	12/16/15

10.18(a)†	ViewRay Incorporated 2008 Stock Incentive Plan.	S-1/A	10.24(a)	12/16/15

10.18(b)†	Form of Incentive Stock Option and Reverse Vesting Agreement (Change of Control) under the 2008 Plan.	S-1/A	10.24(b)	12/16/15

10.18(c)†	Form of Incentive Stock Option and Reverse Vesting Agreement under the 2008 Plan.	S-1/A	10.24(c)	12/16/15

10.18(d)†	Form of Nonstatutory Stock Option and Reverse Vesting Agreement under the 2008 Plan.	S-1/A	10.24(d)	12/16/15

10.19†	Contingent Equity Agreement, effective January 8, 2008, by and among ViewRay Incorporated, James F. Dempsey, Ph.D., Russell S. Donda, Jim Carnall and William Wells.	S-1/A	10.25	12/16/15

10.20(a)†	ViewRay, Inc. 2015 Equity Incentive Award Plan.	S-1/A	10.26(a)	12/16/15

10.20(b)†	Form of Option Agreement under the 2015 Plan.	S-1/A	10.26(b)	12/16/15

10.20(c)†	Form of Restricted Stock Agreement under the 2015 Plan.	S-1/A	10.26(c)	12/16/15

10.20(d)†	Form of Restricted Stock Unit Agreement under the 2015 Plan.	S-1/A	10.26(d)	12/16/15

10.20(e)†	ViewRay, Inc. Amended and Restated 2015 Equity Incentive Award Plan.	S-8	99.1	6/26/20

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
10.21†	Form of Indemnification Agreement for directors and executive officers.	S-1/A	10.27	12/16/15

10.22†	Agreement, effective June 11, 2008, by and among ViewRay Incorporated, James F. Dempsey, Ph.D., William W. Wells, James D. Carnall and Russell S. Donda.	S-1/A	10.28	12/16/15

10.23(a)†	ViewRay, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	10.29	12/16/15

10.23(b)†	ViewRay, Inc. 2015 Employee Stock Purchase Plan, as amended February 27, 2020.	10-K	10.26(b)	3/12/20

10.24	Securities Purchase Agreement, dated as of August 19, 2016, by and among ViewRay, Inc. and the Purchasers named therein.	S-1	10.1	9/26/16

10.25	Registration Rights Agreement, dated as of August 22, 2016, by and among ViewRay, Inc. and the Purchasers named therein.	S-1	4.3	9/29/16

10.26	Securities Purchase Agreement, dated as of January 13, 2017, by and among ViewRay, Inc. and the Purchasers named therein.	10-K	10.33	3/17/17

10.27	Stockholders’ Agreement, dated as of January 13, 2017, by and among ViewRay, Inc. and the Purchasers named therein.	10-K	10.34	3/17/17

10.28	Agreement for Consulting Services by and among ViewRay, Inc. and Puissance Capital Management dated January 13, 2017.	10-Q	10.3	5/15/17

10.29	Securities Purchase Agreement, dated as of October 23, 2017, by and among ViewRay, Inc. and Fosun International Limited named therein.	8-K	10.1	10/25/17

10.30	Securities Purchase Agreement, dated as of October 23, 2017, by and among ViewRay, Inc. and the Purchasers named therein.	8-K	10.2	10/25/17

10.31	Registration Rights Agreement, dated as of October 23, 2017, by and among ViewRay, Inc. and Strong Influence Limited.	8-K	10.3	10/25/17

10.32	Registration Rights Agreement, dated as of October 23, 2017, by and among ViewRay, Inc. and KVP Capital, LP.	8-K	10.4	10/25/17

10.33	Amended and Restated Securities Purchase Agreement, dated as of March 5, 2018, by and among ViewRay, Inc. and Fosun International Limited named therein	10-K	10.40	3/12/18

10.34	Amended and Restated Registration Rights Agreement, dated as of March 5, 2018, by and among ViewRay, Inc. and Strong Influence Limited.	10-K	10.41	3/12/18

10.35	Warrant Agreement, effective February 25, 2018, by and between ViewRay Inc. and Strong Influence Limited.	10-K	10.42	3/12/18

10.36	Vanni Business Park Industrial Lease by and between Vanni Business Park, LLC and ViewRay, Inc. dated April 11, 2018.	10-Q	10.1	8/7/18

10.37	Second Amendment to Office Lease by and between BXP Research Park LP and ViewRay, Inc. dated September 1, 2018.	10-Q	10.2	8/7/18

10.38†	Offer Letter, dated September 10, 2018, between ViewRay, Inc. and James M. Alecxih.	10-Q	10.1	5/3/19

10.39†	Separation Agreement, dated January 7, 2020, by and between ViewRay Inc. and James M. Alecxih.	10-K	10.42	3/12/20

10.40†	Employment Agreement, dated July 22, 2018, by and between ViewRay Inc. and Scott Drake.	10-Q	10.5	8/7/18

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
10.41†	Employment Agreement, dated July 22, 2018, by and between ViewRay Inc. and Shahriar Matin.	10-Q	10.6	8/7/18

10.42†	ViewRay, Inc. 2018 Equity Inducement Award Program.	S-8	99.1	8/10/18

10.43(a)	Loan and Security Agreement by and between Silicon Valley Bank, ViewRay, Inc. and ViewRay Technologies, Inc. dated December 28, 2018.	8-K	10.1	12/31/18

10.43(b)	First Amendment dated as of December 31, 2019 to Loan and Security Agreement by and among Silicon Valley Bank, ViewRay, Inc. and ViewRay Technologies, Inc.	8-K	10.1	12/31/19

10.43(c)	Second Amendment dated as of October 30, 2020 to Loan and Security Agreement, by and among ViewRay, Inc., ViewRay Technologies, Inc. and Silicon Valley Bank.	8-K	10.1	11/5/20

10.44†	Amendment to Employment Agreement, dated December 20, 2018 by and between ViewRay Inc. and Scott Drake.	10-K	10.51	3/15/19

10.45†	Amendment to Employment Agreement, dated December 20, 2018 by and between ViewRay Inc. and Shar Matin.	10-K	10.52	3/15/19

10.46†	Separation Agreement, dated July 28, 2020, by and between ViewRay Inc. and Shahriar Matin.	8-K	10.1	7/31/20

10.47†	Severance Agreement, dated January 22, 2020, by and between ViewRay Inc. and Richard “Brian” Knaley.	10-Q	10.3	5/1/20

10.48†	Offer Letter to Zachary Stassen dated April 20, 2020.	8-K	10.1	4/30/20

10.49	At Market Issuance Sales Agreement, dated as of May 10, 2018, by and between ViewRay, Inc. and B. Riley FBR, Inc.	S-3	1.2	5/10/18

10.50+	Distribution Agreement by and between Chindex Shanghai International Trading Company Limited and ViewRay Technologies, Inc. dated November 29, 2019.	10-K	10.51	3/12/20

10.51+	Agreement made as of October 1, 2020, by and among ViewRay Technologies, Inc., ViewRay, Inc. and Siemens Healthcare GmbH.	8-K	10.1	10/7/20

21	List of Subsidiaries.				X

23.1	Consent of Deloitte & Touche LLP.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document				X

101.SCH	Inline XBRL Taxonomy Schema Document.				X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
†	Indicates management contract or compensatory plan.
+	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2021.

VIEWRAY, INC.

By:	/s/ Scott Drake
Scott Drake
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Drake	Director, President and Chief Executive Officer	March 5, 2021
Scott Drake	(Principal Executive Officer)

/s/ Zachary Stassen	Chief Financial Officer	March 5, 2021
Zachary Stassen	(Principal Financial and Accounting Officer)

/s/ Daniel Moore	Chairman of the Board	March 5, 2021
Daniel Moore

/s/ Caley Castelein, M.D.	Director	March 5, 2021
Caley Castelein, M.D.

/s/ Scott Huennekens	Director	March 5, 2021
Scott Huennekens

/s/ B. Kristine Johnson	Director	March 5, 2021
B. Kristine Johnson

/s/ Brian K. Roberts	Director	March 5, 2021
Brian K. Roberts

/s/ Phillip M. Spencer	Director	March 5, 2021
Phillip M. Spencer

/s/ Gail Wilensky, Ph.D.	Director	March 5, 2021
Gail Wilensky, Ph.D.

/s/ Kevin Xie, Ph.D.	Director	March 5, 2021
Kevin Xie, Ph.D.