Form 10-Q
period 2021-03-31
ViewRay, Inc.
filed 2021-05-07
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 161,740,251 shares of common stock, $0.01 par value per share, outstanding.

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

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, titled “Risk Factors” and discussed elsewhere in this Report, and in Part I, Item 1A, titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIEWRAY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$182,019	$156,720
Accounts receivable	16,569	11,769
Inventory, net of allowance of $2,334 and $2,286, respectively	43,858	46,641
Deposits on purchased inventory	2,550	2,084
Deferred cost of revenue	2,310	1,954
Prepaid expenses and other current assets	5,273	5,257
Total current assets	252,579	224,425
Property and equipment, net	22,822	24,062
Restricted cash	1,460	1,460
Intangible assets, net	48	50
Right-of-use assets	9,553	10,129
Other assets	1,428	1,426
TOTAL ASSETS	$287,890	$261,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,591	$9,984
Accrued liabilities	14,164	19,281
Customer deposits	15,433	15,463
Operating lease liability, current	1,988	2,089
Current portion of long-term debt	—	—
Deferred revenue, current	10,022	10,094
Total current liabilities	49,198	56,911
Deferred revenue, net of current portion	2,089	2,572
Long-term debt	57,022	56,940
Warrant liabilities	5,484	4,864
Operating lease liability, noncurrent	8,546	9,043
Other long-term liabilities	1,146	956
TOTAL LIABILITIES	123,485	131,286
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at March 31, 2021 and December 31, 2020; 161,730,363 and 148,615,351 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,607	1,476
Additional paid-in capital	816,625	755,874
Accumulated deficit	(653,827)	(627,084)
TOTAL STOCKHOLDERS’ EQUITY	164,405	130,266
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$287,890	$261,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product	$11,379	$11,470
Service	4,027	2,661
Distribution rights	119	119
Total revenue	15,525	14,250
Cost of revenue:
Product	10,685	13,129
Service	4,518	3,228
Total cost of revenue	15,203	16,357
Gross profit (loss)	322	(2,107)
Operating expenses:
Research and development	6,510	6,337
Selling and marketing	2,848	5,823
General and administrative	15,639	15,788
Total operating expenses	24,997	27,948
Loss from operations	(24,675)	(30,055)
Interest income	2	695
Interest expense	(1,058)	(1,038)
Other (expense) income, net	(1,012)	2,866
Loss before provision for income taxes	$(26,743)	$(27,532)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(26,743)	$(27,532)
Net loss per share, basic and diluted	$(0.17)	$(0.19)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	160,138,327	147,457,116

The accompanying notes are an integral part of these condensed consolidated financial statements

VIEWRAY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	148,615,351	$1,476	$755,874	$(627,084)	$130,266
Issuance of common stock from option exercises	6,021	—	19	—	19
Stock-based compensation	—	—	8,494	—	8,494
Issuance of common stock from releases of restricted stock units	1,209,870	12	(12)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(1,473)	—	(1,473)
Issuance of common stock upon public offering (net of offering costs of $3,991)	11,856,500	119	53,394	—	53,513
Issuance of common stock from warrant exercises	42,621	—	2	—	2
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	327	—	327
Net loss	—	—	—	(26,743)	(26,743)
Balance at March 31, 2021	161,730,363	$1,607	$816,625	$(653,827)	$164,405

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	147,191,695	$1,462	$733,888	$(519,176)	$216,174
Issuance of common stock from option exercises	2,870	—	2	—	2
Stock-based compensation	—	—	5,501	—	5,501
Issuance of common stock from releases of restricted stock units	202,420	2	(2)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(131)	—	(131)
Net loss	—	—	—	(27,532)	(27,532)
Balance at March 31, 2020	147,396,985	$1,464	$739,258	$(546,708)	$194,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,743)	$(27,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,648	1,463
Stock-based compensation	8,494	5,501
Accretion on asset retirement obligation	33	20
Change in fair value of warrant liabilities	947	(2,869)
Loss on disposal of property and equipment	—	12
Amortization of debt discount and interest accrual	239	177
Product upgrade reserve	600	(1,260)
Changes in operating assets and liabilities:
Accounts receivable	(4,800)	(4,673)
Inventory	2,783	—
Deposits on purchased inventory	(466)	2,222
Deferred cost of revenue	(356)	(952)
Prepaid expenses and other assets	420	(2,680)
Accounts payable	(2,391)	(6,415)
Accrued expenses and other long-term liabilities	(6,130)	(3,702)
Customer deposits and deferred revenue	(585)	5,689
Net cash used in operating activities	(26,307)	(34,999)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(336)	(451)
Net cash used in investing activities	(336)	(451)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock public offering, gross	57,385	—
Payment of offering costs related to common stock public offering	(3,991)	(539)
Proceeds from the exercise of stock options	19	2
Proceeds from the exercise of warrants	2	—
Payments for taxes related to net share settlement of equity awards	(1,473)	(132)
Net cash (used in) provided by financing activities	51,942	(669)
NET INCREASE (DECREASE) IN CASH DURING THE PERIOD	25,299	(36,119)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	158,180	228,187
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$183,479	$192,068
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$819	$1,070
Cash paid for income taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock warrants reclassified from liability to additional paid-in capital upon exercise	$327	$—
Transfer of property and equipment from inventory and deferred cost of revenue	$—	$864
Purchases of property and equipment in accounts payable and accrued liabilities	$129	$986
Offering costs included in accounts payable and accrued expenses	$—	$191

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1.	BACKGROUND AND ORGANIZATION

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

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from public and private offerings and available borrowings under its term loan agreement, as well as cash receipts from its sales of MRIdian systems. These have historically been sufficient to meet working capital needs, capital expenditures, operating expenses, and debt service obligations. During the three months ended March 31, 2021, the Company incurred a net loss from operations of $26.7 million and net cash used in operations of $26.3 million. The Company believes that its existing cash balance of $182.0 million as of March 31, 2021, together with anticipated cash proceeds from sales of MRIdian systems, will be sufficient to provide liquidity to fund its obligations for at least the next 12 months.
NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 5, 2021, and have not changed significantly since that filing.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. For smaller reporting companies, as defined by the SEC, ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022. The standard is effective for the Company on January 1, 2023. The Company is currently assessing the impact of ASU 2016-13 on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. No significant changes were made to our condensed consolidated financial statements and related notes in order to comply with ASU 2020-04.
NOTE 3.	BALANCE SHEET COMPONENTS

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prototype	$17,711	$17,711
Machinery and equipment	17,587	17,486
Leasehold improvements	14,205	14,196
Furniture and fixtures	1,295	1,295
Software	1,389	1,389
Construction in progress	782	486
Property and equipment, gross	52,969	52,563
Less: accumulated depreciation and amortization	(30,147)	(28,501)
Property and equipment, net	$22,822	$24,062

Depreciation and amortization expense related to property and equipment was $1.6 million and $1.5 million during the three months ended March 31, 2021 and 2020, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll and related benefits	$8,051	$12,810
Accrued accounts payable	1,945	2,810
Payroll withholding tax, sales and other tax payable	1,271	1,398
Accrued legal, accounting and professional fees	298	305
Product upgrade reserve	2,100	1,500
Other	499	458
Total accrued liabilities	$14,164	$19,281

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Deferred revenue:
Product	$1,228	$1,888
Service	9,081	8,857
Distribution rights	1,802	1,921
Total deferred revenue	12,111	12,666
Less: current portion of deferred revenue	(10,022)	(10,094)
Noncurrent portion of deferred revenue	$2,089	$2,572

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued interest, noncurrent portion	$256	$99
Asset retirement obligation	890	857
Total other-long term liabilities	$1,146	$956

NOTE 4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at March 31, 2021 and December 31, 2020. Level 3 liabilities that are measured on a recurring basis relate to the 2017 and 2016 Placement Warrants, as described in Note 9. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock, volatility and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 9). During the three months ended March 31, 2021, warrants to purchase 113,161 shares of common stock were exercised and the aggregate fair value upon exercise of $0.3 million was reclassified from liabilities to additional paid-in-capital. During the three months ended March 31, 2020, no warrants were exercised.

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2021 and 2020, the Company recorded a loss of $0.9 million and a gain of $2.9 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At March 31, 2021
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$4,072	$4,072
2016 Placement Warrants Liability	—	—	1,412	1,412
Total	$—	$—	$5,484	$5,484

	At December 31, 2020
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$3,675	$3,675
2016 Placement Warrants Liability	—	—	1,189	1,189
Total	$—	$—	$4,864	$4,864

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

	Three Months Ended March 31,
	2021	2020
Fair value, beginning of period	$4,864	$5,373
Change in fair value of Level 3 financial liabilities	947	(2,869)
Fair value of 2016 Placement Warrants at exercise	(2)	—
Fair value of 2017 Placement Warrants at exercise	(325)	—
Fair value, end of period	$5,484	$2,504

NOTE 5.	DEBT

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

The Company’s scheduled future payments on the SVB Term Loan at March 31, 2021 are as follows (in thousands):

Year Ended December 31,
The remainder of 2021	$—
2022	3,222
2023	19,333
2024	19,333
2025	16,112
Total future principal payments	58,000
Less: unamortized debt discount	(978)
Carrying value of long-term debt	57,022
Less: current portion	—
Long-term portion	$57,022

NOTE 6.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into agreements to lease office space in Oakwood Village, Ohio, Mountain View, California and Denver, Colorado under noncancelable operating lease agreements. The Company leases and occupies approximately 19,800 square feet of office space in Oakwood Village, Ohio, which expires in October 2026. The Company entered into an office lease agreement to lease approximately 25,500 square feet of office space located in Mountain View, California, with an expiration date of July 2025. Additionally, the Company entered into a lease agreement to lease additional office space in Mountain View, California of approximately 24,600 square feet, which will expire in December 2025. The Company has the option to extend the term of the lease for a period of up to five years.  The Company also entered into a sub-lease agreement to lease approximately 19,800 square feet of office space located in Denver, Colorado. The sub-lease commenced in June 2019 and will expire in July 2021; the Company does not intend to extend the term of this sub-lease. On March 3, 2021, the Company entered into a sub-lease agreement to lease approximately 12,800 square feet of office space in Denver, Colorado. This sub-lease will commence on September 1, 2021 and will expire October 31, 2024.

In recognition of the right-of-use assets and the related lease liabilities, the options to extend the lease term have not been included as the Company is not reasonably certain that it will exercise any such option. At March 31, 2021, the weighted-average remaining lease term in years is 4.5 years and the weighted-average discount rate used is 7.7%.

The Company recognized the following lease costs arising from lease transactions (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$781	$781

The Company recognized the following cash flow transactions arising from lease transactions (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$803	$783
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—

At March 31, 2021, the future payments and interest expense for the operating leases are as follows (in thousands):

Year Ending December 31,	Future Payments
The remainder of 2021	$2,044
2022	2,659
2023	2,738
2024	2,774
2025	2,096
2026	147
Total undiscounted cash flows	$12,458
Less: imputed interest	(1,924)
Present value of lease liabilities	$10,534

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

Patent Litigation

On September 10, 2019, a complaint for patent infringement was filed by Varian Medical Systems, Inc., in U.S. District Court for the Northern District of California against the Company. Captioned Varian Medical Systems, Inc., v. ViewRay, Inc., the complaint alleges that the Company infringes two related patents, U.S. Patent Nos. 8,637,841 and 9,082,520 and seeks injunctive relief and monetary damages. The Company filed its answer on November 1, 2019. The Company believes the allegations in the complaint are without merit and has been vigorously defending the litigation.

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

In August 2020, Varian announced that it had entered into a definitive agreement to combine with Siemens Healthineers AG.  The merger closed effective April 15, 2021, within 60 days of which, Siemens has agreed to dismiss Varian’s lawsuit and release ViewRay from all claims brought by Varian.  In light of this, both the district court case and the proceedings before the PTAB are currently stayed, pending such dismissal.

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

Stockholder Derivative Lawsuit

On July 22, 2020, a stockholder derivative lawsuit was filed against ViewRay (as a nominal defendant) and certain of its current and former officers and directors in the U.S. District Court for the Northern District of Ohio. This action alleges, purportedly on behalf of ViewRay, that the officers and directors violated Section 14(a) of the Securities Exchange Act of 1934, breached their fiduciary duties, wasted corporate assets, and were unjustly enriched based on factual assertions substantially similar to those in the class action complaint described above. The complaint seeks, among other things, damages awarded to ViewRay, restitution and disgorgement of profits in an unspecified amount, and corporate reforms. Due to the overlap between the allegations in the derivative complaint and those in the putative securities class action complaint, this lawsuit is stayed until June 1, 2021, pending a decision on the motion to dismiss the second amended complaint in the securities action.

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

Purchase Commitments

At March 31, 2021, the Company had $2.9 million in outstanding firm purchase commitments.
NOTE 7.	REVENUE

The Company derives revenue primarily from the sale of MRIdian systems and related services as well as support and maintenance services on sold systems. Revenue is categorized as product revenue, service revenue and distribution rights revenue.

The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended March 31,
	2021	2020
U.S.
Product	$5,067	$1,618
Service	2,367	1,466
Total U.S. revenue	$7,434	$3,084

Outside of U.S. ("OUS")
Product	$6,312	$9,852
Service	1,660	1,195
Distribution rights	119	119
Total OUS revenue	$8,091	$11,166

Total
Product	$11,379	$11,470
Service	4,027	2,661
Distribution rights	119	119
Total revenue	$15,525	$14,250

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

Trade receivables are recorded at the original invoiced amount, net of an estimated allowance for doubtful accounts. Trade credit is generally extended on a short-term basis. The Company occasionally provides for long-term trade credit for its maintenance services so that the period between when the services are rendered to its customers and when the customers pay for that service is within one year. Thus, the Company’s trade receivables do not bear interest or contain a significant financing component. Long-term trade receivables of $0.1 million and $0.1 million were reported within other assets in the condensed consolidated balance sheets at March 31, 2021 and at December 31, 2020, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate and are expected to be collected two to three years from the date of invoice as the underlying maintenance services are rendered. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. This contract asset is recorded as an unbilled receivable and reported as part of accounts receivable on the consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the contract asset was $13.6 million and $6.6 million, respectively.

Trade receivables are periodically evaluated for collectability based on past credit history of the respective customers and their current financial condition. Changes in the estimated collectability of trade receivables are included in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the estimated allowance for credit losses. The Company generally does not require collateral for trade receivables. There were no estimated allowances for doubtful accounts recorded at March 31, 2021 or December 31, 2020.

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

During the three months ended March 31, 2021 and 2020, the Company recognized $4.2 million and $3.3 million of revenues that was included in the deferred revenue balance at the beginning of the reporting period, respectively.

Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company estimates the transaction price at contract inception, including any variable consideration, and updates the estimate each reporting period for any changes. There were no amounts recognized during the three months ended March 31, 2021 from performance obligations satisfied in the prior period.

NOTE 8.	EQUITY FINANCING

Public Offering of Common Stock

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

At-The-Market Offering of Common Stock

In January 2019, the Company filed a registration statement with the SEC which covers the offering, issuance and sale of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities, warrants, purchase contracts and/or units, including up to $100.0 million of the Company’s common shares pursuant to an at-the-market offering program with FBR Capital Markets & Co., now known as B. Riley Securities. Under this at-the-market offering program, the Company did not sell any shares of its common stock during the years ended December 31, 2019 or December 31, 2020.  The consummation of the January 2021 public offering of common stock effectively reduced the common shares available for issuance under the at-the-market offering program to approximately $42.9 million.
NOTE 9.	WARRANTS

Equity Classified Common Stock Warrants

In connection with the merger of the Company and ViewRay Technologies, Inc. in July 2015, or the Merger, in July and August 2015, the Company conducted a private placement offering as part of which the Company issued warrants, or the 2015 Placement Warrants, that provide the warrant holder the right to purchase 198,760 shares of common stock at an exercise price of $5.00 per share. The 2015 Placement Warrants are exercisable at any time at the option of the holder until the five-year anniversary of its date of issuance. During the year ended December 31, 2018, the Company issued 92,487 shares of its common stock upon the net exercise of 159,010 shares of the 2015 Placement Warrants. The remaining 39,750 shares of the 2015 Placement Warrants expired in July and August 2020 and no warrants remained outstanding at March 31, 2021.

In connection with a March 2018 direct registered offering (the “March 2018 Direct Registered Offering”), the Company issued (i) 4,090,000 shares of its common stock; (ii) 3,000,581 shares of its Series A convertible preferred stock and (iii) warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share (the “2018 Offering Warrants”). The 2018 Offering Warrants became exercisable upon issuance and expire in March 2025. None of the 2018 Offering Warrants have been exercised to date and they all remained outstanding at March 31, 2021.

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

Liability Classified Common Stock Warrants

In connection with private placement offerings in 2016 and 2017 (the “2016 and 2017 Private Placements”), the Company issued warrants that provide the warrant holder the right to purchase 1,720,512 and 1,380,745 shares of common stock (the “2017 and 2016 Placement Warrants”, respectively). The 2017 and 2016 Placement Warrants contain protection whereby the warrant holders will have the right to receive cash in the amount equal to the Black-Scholes value of the warrants upon the occurrence of a change of control, as defined in the warrant agreement. The 2017 and 2016 Placement Warrants were accounted for as a liability at the date of issuance and are adjusted to fair value at each balance sheet date, with the change in fair value recorded as a component of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. The key terms of the 2017 and 2016 Placement Warrants are as follows:

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the three months ended March 31, 2021	Warrants Outstanding at March 31, 2021
2017 Placement Warrants	January 2017	7 years	$3.17	112,609	1,506,281
2016 Placement Warrants	August and September 2016	7 years	$2.95	552	536,711
Total				113,161	2,042,992

During the three months ended March 31, 2021 and 2020, the Company recorded a loss of $0.9 million and a gain of $2.9 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. The fair value of the 2017 and 2016 Placement Warrants at March 31, 2021 and December 31, 2020, respectively, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	2017 Placement Warrants		2016 Placement Warrants
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Expected term (in years)	2.8	3.0	2.4	2.6
Expected volatility	90.3%	86.9%	89.4%	86.3%
Risk-free interest rate	0.3%	0.2%	0.2%	0.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

NOTE 10.	STOCK-BASED COMPENSATION

As of March 31, 2021, the Company had an active stock-based incentive compensation plan, an employee stock purchase plan and an equity inducement plan: the 2015 Equity Incentive Award Plan (as amended and restated, the “2015 Plan”), the 2015 Employee Stock Purchase Plan (as amended and restated, the “ESPP”), and the 2018 Equity Inducement Award Program (the “2018 Plan”), respectively. All new equity compensation grants are issued under these three plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2015 Plan and the 2018 Plan provide for the grant of stock and stock-based awards including stock options, restricted stock units (including deferred stock units), performance-based stock units, and stock appreciation rights. As of March 31, 2021, there were 5.2 million shares available for grant under the 2015 Plan and 2018 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations and comprehensive loss is classified as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$236	$238
Research and development	637	520
Selling and marketing	295	216
General and administrative	7,326	4,527
Total stock-based compensation expense	$8,494	$5,501

The Company’s stock-based compensation expense is based on the value of the portion of share-based payment awards that are ultimately expected to vest, assuming estimated forfeitures at the time of grant. Stock-based compensation relating to stock-based awards granted to consultants was insignificant for the three months ended March 31, 2021 and 2020.

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

The RSUs granted to employees and/or board members vest in equal annual or monthly installments over either two or three years from the grant date and are subject to the participants continuing service to the Company over that period. The weighted-average grant date fair value of RSUs granted three months ended March 31, 2021 and 2020 was $4.67 per share, and $3.09 per share, respectively.

In March 2021, the Company introduced a performance share plan (the “2021 PSU Plan”) as a component of its equity grants for 2021. The 2021 PSU Plan provides for the award of performance share units which will be awarded based on a metric around the Company’s compound annual revenue growth rate over a three-year period.

A summary of the Company’s RSU activity and related information is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	8,046,399	$3.41
RSUs granted	2,890,478	4.67
RSUs vested	(1,556,823)	3.54
RSUs forfeited	(162,558)	3.66
Unvested at March 31, 2021	9,217,496	$3.79
Vested and unreleased	177,644
Outstanding at March 31, 2021	9,395,140

The total grant date fair value of RSUs awarded was $13.5 million and $12.9 million for the three months ended March 31, 2021 and 2020, respectively. The total grant date fair value of RSUs vested was $5.5 million, and $1.9 million for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021, total unrecognized stock-based compensation cost related to RSUs, net of estimated forfeitures, was $22.0 million, which is expected to be recognized over a weighted-average period of 2.1 years. As of March 31, 2021, 8.6 million shares of RSUs are expected to vest.

Stock Options:

Stock options awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and with a four-year vesting schedule. Stock option awards generally expire 10 years from the date of grant.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2020	8,142,348	$7.14	7.3	$2,638
Options granted	—	—
Options exercised	(6,021)	3.10
Options cancelled or forfeited	(39,422)	6.58
Options outstanding at March 31, 2021	8,096,905	$7.15	6.9	$3,309
Options exercisable at March 31, 2021	5,676,389	$7.24	6.4	$1,755
Options vested and expected to vest at March 31, 2021	7,889,379	$7.18	6.9	$3,101

There were no options granted to employees for the three months ended March 31, 2021.  The weighted-average grant date fair value of options granted to employees was $1.46 per share for the three months ended March 31, 2020. The grant date fair value of options vested was $1.7 million and $3.0 million for the three months ended March 31, 2021 and 2020, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was nominal for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021, total unrecognized stock-based compensation cost related to stock options granted to employees, net of estimated forfeitures, was $8.6 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

During the fourth quarter of 2020, the Company began to determine volatility by solely using the Company’s own historical volatility measurements, since more than four years of historical data became available in the public market. Prior to the fourth quarter of 2020, the Company determined the volatility for stock options granted based on the average historical price volatility for the Company and industry peers over a period equivalent to the expected term of the stock option grants.

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

The fair value of employee stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended March 31,
2020
Expected term (in years)	6.1
Expected volatility	66.5%
Risk-free interest rate	1.4%
Expected dividend yield	0.0%

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

During 2021, the first offering period provided to eligible employees is January 1, 2021 through June 30, 2021. The purchase price of common stock purchased under the ESPP is currently equal to 85% of the lesser of the fair market value of a share of common stock on: 1) the first trading day of an offering period and 2) the last trading of each offering period. At March 31, 2021, 3.5 million shares were reserved for issuance under the ESPP. No more than 3.5 million shares of common stock may be issued under the ESPP. As of March 31, 2021, 0.2 million shares have been issued under the ESPP and 3.3 million shares remained available for future issuance under the ESPP.  Purchase rights granted under the ESPP are valued using the Black-Scholes pricing model.

NOTE 11.	INCOME TAX

Due to the current operating losses, the Company recorded zero income tax expense during the three months ended March 31, 2021 and 2020, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss, or NOL, carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of March 31, 2021. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had unrecognized tax benefits of $2.8 million and $2.7 million at March 31, 2021 and December 31, 2020, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. At March 31, 2021 and December 31, 2020, there were no accrued interest and penalties related to uncertain tax positions.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2021 and 2020.
NOTE 12.	NET LOSS PER SHARE

Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the years ended March 31, 2021 and 2020 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share. The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Stock options outstanding	8,096,905	10,412,952
Warrants to purchase common stock - liability classified	2,042,992	2,156,153
Warrants to purchase common stock - equity classified	1,418,116	1,457,856
Unvested restricted stock units	9,217,496	8,002,687
Total	20,775,509	22,029,648
NOTE 13.	RELATED PARTY TRANSACTIONS

In December 2004, the Company entered into a licensing agreement with the University of Florida Research Foundation, or UFRF, whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a 1% royalty, with a minimum $0.1 million royalty payment per quarter, from sales of products developed and sold by the Company utilizing the licensed patents. Minimum royalty payments in any calendar year are credited against earned royalties for such calendar year. Royalty expenses based on 1% of net sales were $0.1 million during the three months ended March 31, 2021 and 2020, respectively, and were recorded as product cost of revenue.

In November 2019, the Company entered into a distribution agreement with Chindex Shanghai International Trading Company Limited, or Chindex, which became effective in February 2020. Chindex is a subsidiary of Fosun International Limited, or Fosun.

Under the distribution agreement, Chindex will act as the Company’s distributor and regulatory agent for the sale and delivery of its MRIdian products within the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. The distribution agreement has an initial term of five years with an option to renew for an additional five years. Under the distribution agreement, the Company will supply its products and services to Chindex based on an agreed upon price between the Company and Chindex. In accordance with the agreement, Chindex agreed to pay ViewRay an upfront fee, portions of which may be refundable under certain conditions, of $3.5 million, payable in three installments: (i) the first installment of $1.5 million due approximately 60 days after the effectiveness of the distribution agreement; (ii) the second installment of $1.0 million due on the first anniversary from the effective date of the agreement; and (iii) the third installment of $1.0 million due on the second anniversary from the effective date of the agreement. The Company received the first installment in the fourth quarter of 2020.

NOTE 14.	SUBSEQUENT EVENTS

The Company has evaluated the period subsequent to March 31, 2021 for material events that did not exist at the balance sheet date but arose after that date and determined that no additional subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report filed with the SEC on March 5, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Quarterly Report and the Annual Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.

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

MRIdian is the first radiation therapy solution that enables simultaneous radiation treatment delivery and real-time MRI imaging of a patient’s internal anatomy. It generates high-quality images that differentiate between the targeted tumor, surrounding soft tissue and nearby critical organs. MRIdian also records the level of radiation dose that the treatment area has received, enabling physicians to adapt the prescription between treatments, as needed. We believe this improved visualization and accurate dose recording will enable better treatment, improve patient outcomes and reduce side effects. Key benefits to users and patients include: improved imaging and patient alignment; the ability to adapt the patient’s radiation treatments to changes while the patient is still on the treatment table, or “on-table adaptive treatment planning”; MRI-based tissue tracking and automated beam gating; and an accurate recording of the delivered radiation dose. Physicians have already used MRIdian to treat a broad spectrum of radiation therapy patients with more than 65 different types of cancer, as well as patients for whom radiation therapy was previously not an option. During the first quarter of 2021, we surpassed a significant milestone by treating more than 11,500 patients.

At March 31, 2021, a total of 41 MRIdian systems, two MRIdian with Cobalt-60 systems and 39 MRIdian Linac systems, are in operation with 39 customers worldwide (18 in the United States and 23 outside the United States). In addition, eight MRIdian Linacs have been delivered to customers that are in varying stages of deployment.

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

We generated total revenue of $15.5 million and $14.3 million and had net losses of $26.7 million and $27.5 million, during the three months ended March 31, 2021 and 2020, respectively.

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

During the three months ended March 31, 2021, we received seven new orders for MRIdian systems, totaling $40.9 million. At March 31, 2021, we had total backlog of $264.3 million.

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

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or net realizable value inventory, or LCNRV, adjustments if the carrying value of the inventory is greater than its net realizable value. There was no LCNRV charge for the three months ended March 31, 2021 and 2020.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue:
Product	$11,379	$11,470
Service	4,027	2,661
Distribution rights	119	119
Total revenue	15,525	14,250
Cost of revenue:
Product	10,685	13,129
Service	4,518	3,228
Total cost of revenue	15,203	16,357
Gross profit (loss)	322	(2,107)
Operating expenses:
Research and development	6,510	6,337
Selling and marketing	2,848	5,823
General and administrative	15,639	15,788
Total operating expenses:	24,997	27,948
Loss from operations	(24,675)	(30,055)
Interest income	2	695
Interest expense	(1,058)	(1,038)
Other (expense) income, net	(1,012)	2,866
Loss before provision for income taxes	(26,743)	(27,532)
Provision for income taxes	—	—
Net loss	$(26,743)	$(27,532)

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Product	$11,379	$11,470	$(91)
Service	4,027	2,661	1,366
Distribution rights	119	119	—
Total revenue	$15,525	$14,250	$1,275

Total revenue during the three months ended March 31, 2021 increased by $1.3 million compared to the same period in 2020. The increase was primarily due to a $1.4 million increase in service revenue, which was offset by a $0.1 million decrease in product revenue during the three months ended March 31, 2021 compared to the same period in 2020.

Product Revenue. Product revenue remained relatively flat during the three months ended March 31, 2021 compared to the same period in 2020. The Company recognized revenue for two MRIdian Linac systems in the three months ended March 31, 2021 as compared to three MRIdian Linac systems including one system upgrade in the same period in 2020.

Service Revenue. Service revenue increased by $1.4 million during the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the increase in installed base.

Cost of Revenue

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Product	$10,685	$13,129	$(2,444)
Service	4,518	3,228	1,290
Total cost of revenue	$15,203	$16,357	$(1,154)

Product Cost of Revenue. Product cost of revenue decreased by $2.4 million during the three months ended March 31, 2021 compared to the same period in 2020. The decrease was primarily attributable to no MRIdian Linac upgrade systems recognized during the three months ended March 31, 2021 compared to the same period in 2020.

Service Cost of Revenue. Service cost of revenue increased by $1.3 million during the three months ended March 31, 2021 compared to the same period in 2020, primarily due to the increase in installed base.

Operating Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Research and development	$6,510	$6,337	$173
Selling and marketing	2,848	5,823	(2,975)
General and administrative	15,639	15,788	(149)
Total operating expenses	$24,997	$27,948	$(2,951)

Research and Development. Research and development expenses during the three months ended March 31, 2021 remained flat compared to the same period in 2020.

Selling and Marketing. Selling and marketing expenses during the three months ended March 31, 2021 decreased by $3.0 million compared to the same period in 2020. The decrease was primarily attributable to a $1.6 million decrease in personnel expense in the form of sales related compensation and the reduction in workforce, a $0.6 million decrease in travel expense primarily driven by coronavirus related reductions in travel for our sales and marketing workforce, and a $0.5 million decrease in marketing expense primarily driven by the postponement or cancellation of clinical conferences.

General and Administrative. General and administrative expenses during the three months ended March 31, 2021 remained relatively flat compared to the same period in 2020. During the three months ended March 31, 2021, there was a $1.9 million decrease in consulting expenses, other professional expenses, and other expenses, substantially offset by a $1.7 million increase in personnel expense due to the acceleration of share-based awards for certain employees including our former Chief Operating Officer under the Impacted Teammate Program (the “ITP”).

Interest Income

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Interest income	$2	$695	$(693)

Interest income decreased by $0.7 million during the three months ended March 31, 2021 compared to the same period in 2020, primarily due to an overall decrease in interest rates.

Interest Expense

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Interest expense	$(1,058)	$(1,038)	$(20)

Interest expense related to the SVB Term Loan remained flat during the three months ended March 31, 2021 compared to the same period in 2020.

Other (Expense) Income, Net

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Other (expense) income, net	$(1,012)	$2,866	$(3,878)

Other (expense) income, net during the three months ended March 31, 2021 consisted primarily of a $0.9 million increase in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants as a result of the increase in the Company’s stock price. Other (expense) income, net during the three months ended March 31, 2020 consisted primarily of a $2.9 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the three months ended March 31, 2021 and 2020, we had net losses of $26.7 million and $27.5 million, respectively. At March 31, 2021, we had an accumulated deficit of $653.8 million.

At March 31, 2021, we had cash and cash equivalents of $182.0 million. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed and delivered. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and public or private debt. In January 2021, we raised aggregate gross proceeds of $57.4 million via a public offering, in which we sold approximately 11.9 million shares of our common stock at a price of $4.85 per share. We expect that our existing cash and cash equivalents, together with proceeds from the sales of MRIdian systems, will enable us to conduct our planned operations for at least the next 12 months.

In January 2019, we filed a registration statement with the SEC which covers the offering, issuance and sale of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units, including up to $100.0 million of our common shares pursuant to an at-the-market offering program with FBR Capital Markets & Co., now known as B. Riley Securities. There were no sales of our common stock pursuant to our at-the-market offering program during fiscal year 2019 or fiscal year 2020. The consummation of the January 2021 public offering of common stock effectively reduced the common shares available for issuance under the at-the-market offering program to approximately $42.9 million as of March 31, 2021.

We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future operating needs. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in Part II, Item 1A of this report.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(26,307)	$(34,999)
Cash used in investing activities	$(336)	$(451)
Cash provided by (used in) financing activities	$51,942	$(669)

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

Net cash from operating activities for the three months ended March 31, 2021 was $26.3 million, as compared to $35.0 million for the same period in 2020. The decrease in net cash flows from operating activities as compared to the same period in 2020 is primarily driven by the increase in the stock compensation expense and by the change in the fair value of the 2017 and 2016 Placement Warrants.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2021 and 2020 of $0.3 million and $0.5 million, respectively, resulted from capital expenditures to purchase property and equipment.

Financing Activities

During the three months ended March 31, 2021, financing activities provided $51.9 million in cash, as compared to net cash used of $0.7 million for the same period in 2020. The increase in net cash flows from financing activities as compared to the same period in

2020 is primarily a result of the January 2021 public offering partially offset by the cash used to pay taxes related to net share settlement of equity awards.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of March 31, 2021 and December 31, 2020. Additionally, there were no material changes to our contractual obligations described in our Annual Report on Form 10-K filed with the SEC on March 5, 2021.

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

There have been no significant changes to our accounting policies during the three months ended March 31, 2021, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 5, 2021. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020. If any of the risks discussed in our Annual Report on Form 10-K are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

VIEWRAY, INC.

Dated: May 7, 2021	By:	/s/ Scott Drake
	Name:	Scott Drake
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2021	By:	/s/ Zachary Stassen
	Name:	Zachary Stassen
	Title:	Chief Financial Officer
(Principal Financial Officer)