Form 10-Q
period 2021-06-30
ViewRay, Inc.
filed 2021-08-06
CIK 1597313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 164,319,713 shares of common stock, $0.01 par value per share, outstanding.

VIEWRAY, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), contains forward-looking statements, including, without limitation, in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “will”, “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of products, (ii) a projection of revenue, cash usage, income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	the effect of coronavirus, its variants, and associated disruption to the global economy and our business operations and financial condition;
•	our ability to procure materials and components in connection with the manufacture and installation of MRIdian;
•	the effect or impact of market consolidation;
•	market acceptance of magnetic resonance imaging (“MRI”) guided radiation therapy;
•	the benefits of MR Image-Guided radiation therapy;
•	our ability to successfully sell and market MRIdian® in our existing and expanded geographies;
•	the performance of MRIdian in clinical settings;
•	competition from existing technologies or products or new technologies and products that may emerge;
•	the pricing and reimbursement of MR Image-Guided radiation therapy;
•	the implementation of our business model and strategic plans for our business and MRIdian;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering MRIdian;
•	our ability to obtain regulatory approval in targeted markets for MRIdian;
•	our financial performance;
•	our expectations related to the MRIdian linear accelerator technology (“MRIdian Linac”);
•	developments relating to our competitors and the healthcare industry; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

This Report may also contain estimates, projections and other information concerning our industry, our business, and the markets for certain devices, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VIEWRAY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$166,925	$156,720
Accounts receivable	15,416	11,769
Inventory, net of allowance of $2,181 and $2,286, respectively	41,878	46,641
Deposits on purchased inventory	3,679	2,084
Deferred cost of revenue	1,199	1,954
Prepaid expenses and other current assets	5,101	5,257
Total current assets	234,198	224,425
Property and equipment, net	21,754	24,062
Restricted cash	1,460	1,460
Intangible assets, net	47	50
Right-of-use assets	9,018	10,129
Other assets	7,392	1,426
TOTAL ASSETS	$273,869	$261,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,525	$9,984
Accrued liabilities	18,304	19,281
Customer deposits	14,183	15,463
Operating lease liability, current	1,938	2,089
Deferred revenue, current	11,041	10,094
Total current liabilities	52,991	56,911
Deferred revenue, net of current portion	4,962	2,572
Long-term debt	57,101	56,940
Warrant liabilities	9,212	4,864
Operating lease liability, noncurrent	8,039	9,043
Other long-term liabilities	2,513	956
TOTAL LIABILITIES	134,818	131,286
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at June 30, 2021 and December 31, 2020; 163,590,744 and 148,615,351 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,624	1,476
Additional paid-in capital	822,230	755,874
Accumulated deficit	(684,803)	(627,084)
TOTAL STOCKHOLDERS’ EQUITY	139,051	130,266
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$273,869	$261,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product	$10,917	$10,615	$22,296	$22,085
Service	3,994	3,490	8,021	6,151
Distribution rights	119	119	238	238
Total revenue	15,030	14,224	30,555	28,474
Cost of revenue:
Product	12,180	12,714	22,865	25,843
Service	4,522	2,552	9,040	5,780
Total cost of revenue	16,702	15,266	31,905	31,623
Gross profit	(1,672)	(1,042)	(1,350)	(3,149)
Operating expenses:
Research and development	7,903	6,211	14,413	12,548
Selling and marketing	3,052	3,093	5,900	8,916
General and administrative	13,858	15,227	29,497	31,015
Total operating expenses	24,813	24,531	49,810	52,479
Loss from operations	(26,485)	(25,573)	(51,160)	(55,628)
Interest income	3	87	5	782
Interest expense	(1,060)	(1,071)	(2,118)	(2,109)
Other (expense) income, net	(3,434)	405	(4,446)	3,271
Loss before provision for income taxes	$(30,976)	$(26,152)	$(57,719)	$(53,684)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(30,976)	$(26,152)	$(57,719)	$(53,684)
Net loss per share, basic and diluted	$(0.19)	$(0.18)	$(0.36)	$(0.36)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	162,283,348	147,563,278	161,217,083	147,506,244

The accompanying notes are an integral part of these condensed consolidated financial statements

VIEWRAY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	148,615,351	$1,476	$755,874	$(627,084)	$130,266
Issuance of common stock from option exercises	6,021	—	19	—	19
Stock-based compensation	—	—	8,494	—	8,494
Issuance of common stock from releases of restricted stock units	1,209,870	12	(12)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(1,473)	—	(1,473)
Issuance of common stock upon public offering (net of offering cost of $3,991)	11,856,500	119	53,394	—	53,513
Issuance of common stock from warrant exercises	42,621	—	2	—	2
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	327	—	327
Net loss	—	—	—	(26,743)	(26,743)
Balance at March 31, 2021	161,730,363	$1,607	$816,625	$(653,827)	$164,405
Issuance of common stock from option exercises	37,630	—	165	—	165
Stock-based compensation	—	—	6,455	—	6,455
Issuance of common stock from releases of restricted stock units	1,738,516	17	(17)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(1,286)	—	(1,286)
Issuance of common stock from warrant exercises	2,431	—	—	—	—
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	24	—	24
Issuance of common stock from employee stock purchase plan	81,804	—	264	—	264
Net loss	—	—	—	(30,976)	(30,976)
Balance at June 30, 2021	163,590,744	$1,624	$822,230	$(684,803)	$139,051

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	147,191,695	$1,462	$733,888	$(519,176)	$216,174
Issuance of common stock from option exercises	2,870	—	2	—	2
Stock-based compensation	—	—	5,501	—	5,501
Issuance of common stock from releases of restricted stock units	202,420	2	(2)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(131)	—	(131)
Net loss	—	—	—	(27,532)	(27,532)
Balance at March 31, 2020	147,396,985	$1,464	$739,258	$(546,708)	$194,014
Issuance of common stock from option exercises	17,709	—	13	—	13
Stock-based compensation	—	—	5,802	—	5,802
Issuance of common stock from releases of restricted stock units	119,447	1	(1)	—	—
Issuance of common stock from employee stock purchase plan	82,232	1	155	—	156
Write-down of offering costs related to previous issuance of common stock upon public offering	—	—	191	—	191
Net loss	—	—	—	(26,152)	(26,152)
Balance at June 30, 2020	147,616,373	$1,466	$745,418	$(572,860)	$174,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,719)	$(53,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,171	2,957
Stock-based compensation	14,949	11,304
Accretion on asset retirement obligation	61	41
Change in fair value of warrant liabilities	4,701	(3,301)
Loss on disposal of property and equipment	—	12
Inventory lower of cost or net realizable value adjustment	—	150
Amortization of debt discount and interest accrual	471	357
Product upgrade reserve	1,000	(1,260)
Changes in operating assets and liabilities:
Accounts receivable	(3,647)	(5,272)
Inventory	4,763	6,684
Deposits on purchased inventory	(1,595)	1,814
Deferred cost of revenue	755	(4,390)
Prepaid expenses and other assets	(5,397)	(2,327)
Accounts payable	(2,508)	(8,470)
Accrued expenses and other long-term liabilities	(1,374)	(1,865)
Customer deposits and deferred revenue	2,057	12,232
Net cash used in operating activities	(40,312)	(45,018)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(568)	(1,295)
Net cash used in investing activities	(568)	(1,295)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock public offering, gross	57,385	—
Payment of offering costs related to common stock public offering	(3,991)	(539)
Proceeds from the exercise of stock options	184	15
Proceeds from the exercise of warrants	2	—
Proceeds from employee stock purchase plan	264	156
Payments for taxes related to net share settlement of equity awards	(2,759)	(132)
Net cash provided by (used in) financing activities	51,085	(500)
NET INCREASE (DECREASE) IN CASH DURING THE PERIOD	10,205	(46,813)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	158,180	228,187
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$168,385	$181,374
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,648	$2,140
Cash paid for income taxes	$—	$28
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock warrants reclassified from liability to additional paid-in capital upon exercise	$351	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Transfer of property and equipment from inventory and deferred cost of revenue	$—	$1,583
Purchases of property and equipment in accounts payable and accrued liabilities	$351	$65

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1.	BACKGROUND AND ORGANIZATION

ViewRay, Inc. (“ViewRay” or the “Company”), and its wholly-owned subsidiary ViewRay Technologies, Inc., designs, manufactures and markets MRIdian, an MR Image-Guided radiation therapy system to simultaneously image and treat cancer patients.

Since inception, ViewRay Technologies, Inc. has devoted substantially all of its efforts towards research and development, initial selling and marketing activities, raising capital and the manufacturing, shipment and installation of MRIdian systems. In May 2012, ViewRay Technologies, Inc. was granted clearance from the U.S. Food and Drug Administration (“FDA”), to sell MRIdian with Cobalt-60. ViewRay Technologies, Inc. has had the right to affix the Conformité Européene (“CE”), mark to MRIdian with Cobalt-60 in the European Economic Area (“EEA”), since November 2014. In September 2016, the Company received the rights to affix the CE mark to MRIdian Linac, and in February 2017, the Company received 510(k) clearance from the FDA to market MRIdian Linac. In February 2019, the Company received 510(k) clearance from the FDA for advancements in MRI, 8 frames per second cine, and Functional imaging (T1/T2/DWI) and High-Speed MLC. In December 2019, we received the CE mark for these advancements in the EEA.

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from public and private offerings and available borrowings under its term loan agreement, as well as cash receipts from its sales of MRIdian systems. These have historically been sufficient to meet working capital needs, capital expenditures, operating expenses, and debt service obligations. During the six months ended June 30, 2021, the Company incurred a net loss from operations of $57.7 million and net cash used in operations of $40.3 million. The Company believes that its existing cash balance of $166.9 million as of June 30, 2021, together with anticipated cash proceeds from sales of MRIdian systems, will be sufficient to provide liquidity to fund its obligations for at least the next 12 months.
NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and pursuant to the rules and regulations of the SEC. The condensed consolidated financial statements include the accounts of ViewRay, Inc. and its wholly-owned subsidiary, ViewRay Technologies, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
NOTE 3.	BALANCE SHEET COMPONENTS

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prototype	$17,730	$17,711
Machinery and equipment	17,822	17,486
Leasehold improvements	14,031	14,196
Furniture and fixtures	1,295	1,295
Software	1,389	1,389
Construction in progress	982	486
Property and equipment, gross	53,249	52,563
Less: accumulated depreciation and amortization	(31,495)	(28,501)
Property and equipment, net	$21,754	$24,062

Depreciation and amortization expense related to property and equipment was $1.6 million and $1.5 million during the three months ended June 30, 2021 and 2020, and $3.2 million and $3.0 million during the six months ended June 30, 2021 and 2020, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll and related benefits	$8,963	$12,810
Accrued accounts payable	3,964	2,810
Payroll withholding tax, sales and other tax payable	1,332	1,398
Accrued legal, accounting and professional fees	212	305
Product upgrade reserve	2,500	1,500
Other	1,333	458
Total accrued liabilities	$18,304	$19,281

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Deferred revenue:
Product	$343	$1,888
Service	13,977	8,857
Distribution rights	1,683	1,921
Total deferred revenue	16,003	12,666
Less: current portion of deferred revenue	(11,041)	(10,094)
Noncurrent portion of deferred revenue	$4,962	$2,572

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued interest, noncurrent portion	$408	$99
Asset retirement obligation	918	857
Other accrued costs	1,187	—
Total other-long term liabilities	$2,513	$956

NOTE 4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at June 30, 2021 and December 31, 2020. Level 3 liabilities that are measured on a recurring basis relate to the 2017 and 2016 Placement Warrants, as described in Note 9. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock, volatility and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 9).  During the six months ended June 30, 2021, warrants to purchase 119,420 shares of common stock were exercised and the aggregate fair value upon exercise of $0.4 million was reclassified from liabilities to additional paid-in-capital. During the six months ended June 30, 2020, no warrants were exercised.

The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. During the three months ended June 30, 2021 and 2020, the Company recorded a loss of $3.8 million and a gain of $0.4 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. During the six months ended June 30, 2021 and 2020, the Company recorded a loss of $4.7 million and a gain of $3.3 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. There were no transfers between Level 1, Level 2 and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At June 30, 2021
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$6,807	$6,807
2016 Placement Warrants Liability	—	—	2,405	2,405
Total	$—	$—	$9,212	$9,212

	At December 31, 2020
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$3,675	$3,675
2016 Placement Warrants Liability	—	—	1,189	1,189
Total	$—	$—	$4,864	$4,864

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

	Six Months Ended June 30,
	2021	2020
Fair value, beginning of period	$4,864	$5,373
Change in fair value of Level 3 financial liabilities	4,701	(3,301)
Fair value of 2016 Placement Warrants at exercise	(2)	—
Fair value of 2017 Placement Warrants at exercise	(351)	—
Fair value, end of period	$9,212	$2,072

NOTE 5.	DEBT

SVB Term Loan

In December 2018, the Company entered into a term loan agreement (the “SVB Term Loan”) with Silicon Valley Bank, for a principal amount of $56.0 million. The SVB Term Loan had a maturity date of December 1, 2023 and bore interest at a rate of 6.30% per annum to be paid monthly over the term of the loan. Beginning on December 1, 2020 (or June 1, 2021, if the Company achieves a trailing twelve-month revenue of at least a specified amount and elected to apply such later date), the Company would make thirty-six equal monthly payments of principal (or thirty equal payments, if the Company so elects). In addition, upon repayment of the SVB Term Loan in full, the Company would make a final payment equal to 3.15% of the original aggregate principal amount of the SVB Term Loan.

The Company used the proceeds of the SVB Term Loan and cash on hand to repay in full its outstanding obligations under its then outstanding term loan (the “CRG Term Loan”) and to pay fees and expenses related thereto. The Company accounted for the termination of the CRG Term Loan as a debt extinguishment and recorded a debt extinguishment loss of $2.4 million from the difference between the net carrying amount of debt and the amount paid. The debt extinguishment loss includes $0.3 million in write-offs of unamortized debt discount and debt issuance costs associated with the CRG Term Loan.

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

On December 31, 2019, the Company entered into the First Amendment (the “First Amendment”) to the SVB Term Loan. The First Amendment, among other things, amended the SVB Term Loan to (i) suspend testing of the minimum revenue financial covenant for the fiscal quarter ended December 31, 2019, (ii) provide for the minimum trailing twelve-month revenue thresholds under the minimum revenue financial covenant for periods ending on the last day of fiscal quarters in fiscal years subsequent to 2020 to be determined annually at the greater of (a) a 25% cushion to revenue forecasts provided by the Company to SVB and (b) 10% year-over-year annual growth, unless otherwise agreed, (iii) increase the minimum liquidity ratio financial covenant from 1.50:1.00 to 1.75:1.00 and (iv) increase the prepayment premium from 1.00% to 2.00% for amounts prepaid under the SVB Term Loan prior to the maturity date thereof, subject to certain exceptions.

On October 30, 2020, the Company entered into the Second Amendment (the “Second Amendment”) to the SVB Term Loan. The Second Amendment, among other things, amended the SVB Term Loan to (i) increase the term loan agreement principal amount from $56.0 million to $58.0 million, (ii) revise the thirty-six equal monthly payments of principal to begin on November 1, 2022, (iii) revise the maturity date to October 1, 2025, (iv) decrease the interest rate from a fixed rate of 6.3% to a floating rate of 2.4% above the Prime Rate, (v) increase the final payment from 3.15% of the original aggregate principal amount to 3.7% of the revised aggregate principal amount, (vi) revise the minimum trailing twelve-month revenue thresholds under the minimum revenue financial covenant for periods ending on the last day of fiscal quarters in fiscal years subsequent to 2020, (vii) decrease the minimum liquidity ratio financial covenant from 1.75:1.00 to 1.70:1.00, (viii) remove the minimum cash balance as a condition of the minimum revenue financial covenant and the minimum liquidity ratio financial covenant, and (ix) increase the prepayment premium from 2.00% to 3.00% for the first 30 months of the term for amounts prepaid under the SVB Term Loan prior to the maturity date thereof, subject to certain exceptions. In connection with the execution of the Second Amendment, the Company agreed to pay the earned portion of the final payment, which equated to $0.8 million.

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

The Company’s scheduled future payments on the SVB Term Loan at June 30, 2021 are as follows (in thousands):

Year Ended December 31,
The remainder of 2021	$—
2022	3,222
2023	19,333
2024	19,333
2025	16,112
Total future principal payments	58,000
Less: unamortized debt discount	(899)
Carrying value of long-term debt	57,101
Less: current portion	—
Long-term portion	$57,101

NOTE 6.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into agreements to lease office space in Oakwood Village, Ohio, Mountain View, California and Denver, Colorado under noncancelable operating lease agreements. The Company leases and occupies approximately 19,800 square feet of office space in Oakwood Village, Ohio, which expires in October 2026. The Company entered into an office lease agreement to lease approximately 25,500 square feet of office space located in Mountain View, California, with an expiration date of July 2025. Additionally, the Company entered into a lease agreement to lease additional office space in Mountain View, California of approximately 24,600 square feet, which will expire in December 2025. The Company has the option to extend the term of the lease for a period of up to five years.  The Company also entered into a sub-lease agreement to lease approximately 19,800 square feet of office space located in Denver, Colorado which commenced in June 2019 and expired in June 2021. Beginning in July 2021, the Company is under a month-to-month tenancy for this office space. On March 3, 2021, the Company entered into a sub-lease agreement to lease approximately 12,800 square feet of office space in Denver, Colorado. This sub-lease will commence on September 1, 2021 and will expire October 31, 2024.

In recognition of the right-of-use assets and the related lease liabilities, the options to extend the lease term have not been included as the Company is not reasonably certain that it will exercise any such option. At June 30, 2021, the weighted-average remaining lease term in years is 4.3 years and the weighted-average discount rate used is 7.7%.

The Company recognized the following lease costs arising from lease transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$729	$781	$1,509	$1,562

The Company recognized the following cash flow transactions arising from lease transactions (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$1,554	$1,567
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—

At June 30, 2021, the future payments and interest expense for the operating leases are as follows (in thousands):

Year Ending December 31,	Future Payments
The remainder of 2021	$1,293
2022	2,659
2023	2,738
2024	2,774
2025	2,096
2026	147
Total undiscounted cash flows	$11,707
Less: imputed interest	(1,730)
Present value of lease liabilities	$9,977

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

Patent Litigation

On September 10, 2019, a complaint for patent infringement was filed by Varian Medical Systems, Inc., in U.S. District Court for the Northern District of California (the “District Court”) against the Company. Captioned Varian Medical Systems, Inc., v. ViewRay, Inc., the complaint alleges that the Company infringes two related patents, U.S. Patent Nos. 8,637,841 and 9,082,520 and seeks injunctive relief and monetary damages. The Company filed its answer on November 1, 2019.

On July 7, 2020 and July 31, 2020, the Company filed petitions with the Patent Trial & Appeal Board of the United States Patent and Trademark Office (“PTAB”), requesting institution of inter partes review (“IPR”) and cancellation of claims 1-3, 5-8, 10, 13, 14 of Varian’s U.S. Patent No. 9,082,520. On August 13, 2020, the Company filed a separate petition with the PTAB, requesting an IPR and cancellation of claims 1-4 and 20-22 of Varian’s U.S. Patent No. 8,637,841.

In August 2020, Varian announced that it had entered into a definitive agreement to combine with Siemens Healthineers AG.  The merger closed effective April 15, 2021, within 60 days of which, Siemens agreed to dismiss Varian’s lawsuit and release ViewRay from all claims brought by Varian.  The Company and Varian entered into an agreement to settle the lawsuit effective as of June 7, 2021 (the “Settlement Agreement”).  Under the Settlement Agreement, neither party admitted fault.  In addition, the parties agreed to file a Stipulation and Proposed Order of Dismissal with the District Court to dismiss the case with prejudice, as well a Joint Motion to Terminate/Joint Motion to Dismiss the IPRs with the PTAB.

On June 15, 2021, the District Court granted the Stipulation and Order of Dismissal. On July 1, 2021, the PTAB ordered that the Joint Motions be granted, and the IPRs dismissed and terminated the proceedings. The Company considers the matter closed.

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

Stockholder Derivative Lawsuit

On July 22, 2020, a stockholder derivative lawsuit was filed against ViewRay (as a nominal defendant) and certain of its current and former officers and directors in the U.S. District Court for the Northern District of Ohio. This action alleges, purportedly on behalf of ViewRay, that the officers and directors violated Section 14(a) of the Securities Exchange Act of 1934, as amended, breached their fiduciary duties, wasted corporate assets, and were unjustly enriched based on factual assertions substantially similar to those in the class action complaint described above. The complaint seeks, among other things, damages awarded to ViewRay, restitution and disgorgement of profits in an unspecified amount, and corporate reforms. Due to the overlap between the allegations in the derivative complaint and those in the putative securities class action complaint, this lawsuit is stayed until August 30, 2021, pending a decision on the motion to dismiss the second amended complaint in the securities action.

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

At June 30, 2021, the Company had $5.0 million in outstanding firm purchase commitments.
NOTE 7.	REVENUE

The Company derives revenue primarily from the sale of MRIdian systems and related services as well as support and maintenance services on sold systems. Revenue is categorized as product revenue, service revenue and distribution rights revenue.

The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S.
Product	$10,140	$5,685	$15,207	$7,303
Service	2,335	2,029	4,702	3,495
Total U.S. revenue	$12,475	$7,714	$19,909	$10,798

Outside of U.S. ("OUS")
Product	$777	$4,930	$7,089	$14,782
Service	1,659	1,461	3,319	2,656
Distribution rights	119	119	238	238
Total OUS revenue	$2,555	$6,510	$10,646	$17,676

Total
Product	$10,917	$10,615	$22,296	$22,085
Service	3,994	3,490	8,021	6,151
Distribution rights	119	119	238	238
Total revenue	$15,030	$14,224	$30,555	$28,474

Arrangements with Multiple Performance Obligations

The Company frequently enters into sales arrangements that include multiple performance obligations. Such performance obligations mainly consist of (i) sale of MRIdian systems, which generally includes installation and embedded software, and (ii) product support, which includes extended service and maintenance. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The standalone selling price (“SSP”), is determined based on observable prices at which the Company separately sells the products and services. If an SSP is not directly observable, the Company will estimate the SSP considering market conditions or internally approved pricing guidelines related to the performance obligations.

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

Trade receivables are recorded at the original invoiced amount, net of an estimated allowance for doubtful accounts. Trade credit is generally extended on a short-term basis. The Company occasionally provides for long-term trade credit for its maintenance services so that the period between when the services are rendered to its customers and when the customers pay for that service is within one year. Thus, the Company’s trade receivables do not bear interest or contain a significant financing component. Long-term trade receivables of $6.0 million and $0.1 million were reported within other assets in the condensed consolidated balance sheets at June 30, 2021 and at December 31, 2020, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate and are expected to be collected two to three years from the date of invoice as the underlying maintenance services are rendered. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. This contract asset is recorded as an unbilled receivable and reported as part of accounts receivable on the consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the contract asset was $3.2 million and $6.6 million, respectively.

Trade receivables are periodically evaluated for collectability based on past credit history of the respective customers and their current financial condition. Changes in the estimated collectability of trade receivables are included in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the estimated allowance for credit losses. The Company generally does not require collateral for trade receivables. There were no estimated allowances for doubtful accounts recorded at June 30, 2021 or December 31, 2020.

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

During the three months ended June 30, 2021 and 2020, the Company recognized $2.7 million and $2.1 million of revenue that was included in the deferred revenue balance at the beginning of the reporting period, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized $6.9 million and $5.4 million of revenue that was included in the deferred revenue balance at the beginning of the reporting period, respectively.

Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company estimates the transaction price at contract inception, including any variable consideration, and updates the estimate each reporting period for any changes. There were no amounts recognized during the three and six months ended June 30, 2021 from performance obligations satisfied in the prior period.

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

At-The-Market Offering of Common Stock

In January 2019, the Company filed a registration statement with the SEC which covers the offering, issuance and sale of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities, warrants, purchase contracts and/or units, including up to $100.0 million of the Company’s common shares pursuant to an at-the-market offering program with FBR Capital Markets & Co., now known as B. Riley Securities. Under this at-the-market offering program, the Company did not sell any shares of its common stock during the years ended December 31, 2019, December 31, 2020, or during the six months ended June 30, 2021.  The consummation of the January 2021 public offering of common stock effectively reduced the common shares available for issuance under the at-the-market offering program to approximately $42.9 million.
NOTE 9.	WARRANTS

Equity Classified Common Stock Warrants

In connection with the merger of the Company and ViewRay Technologies, Inc. in July 2015 (the “Merger”), in July and August 2015, the Company conducted a private placement offering as part of which the Company issued warrants (the “2015 Placement Warrants”), that provide the warrant holder the right to purchase 198,760 shares of common stock at an exercise price of $5.00 per share. The 2015 Placement Warrants are exercisable at any time at the option of the holder until the five-year anniversary of its date of issuance. During the year ended December 31, 2018, the Company issued 92,487 shares of its common stock upon the net exercise of 159,010 shares of the 2015 Placement Warrants. The remaining 39,750 shares of the 2015 Placement Warrants expired in July and August 2020 and no warrants remained outstanding at June 30, 2021.

In connection with a March 2018 direct registered offering (the “March 2018 Direct Registered Offering”), the Company issued (i) 4,090,000 shares of its common stock; (ii) 3,000,581 shares of its Series A convertible preferred stock and (iii) warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share (the “2018 Offering Warrants”). The 2018 Offering Warrants became exercisable upon issuance and expire in March 2025. None of the 2018 Offering Warrants have been exercised to date and they all remained outstanding at June 30, 2021.

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

The key terms of the 2017 and 2016 Placement Warrants are as follows:

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the six months ended June 30, 2021	Warrants Outstanding at June 30, 2021
2017 Placement Warrants	January 2017	7 years	$3.17	118,868	1,500,022
2016 Placement Warrants	August and September 2016	7 years	$2.95	552	536,711
Total				119,420	2,036,733

During the six months ended June 30, 2021 and 2020, the Company recorded a loss of $4.7 million and a gain of $3.3 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. The fair value of the 2017 and 2016 Placement Warrants at June 30, 2021 and December 31, 2020, respectively, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	2017 Placement Warrants		2016 Placement Warrants
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Expected term (in years)	2.6	3.0	2.1	2.6
Expected volatility	88.7%	86.9%	88.0%	86.3%
Risk-free interest rate	0.3%	0.2%	0.2%	0.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

NOTE 10.	STOCK-BASED COMPENSATION

As of June 30, 2021, the Company had an active stock-based incentive compensation plan, an employee stock purchase plan and an equity inducement plan: the 2015 Equity Incentive Award Plan (as amended and restated, the “2015 Plan”), the 2015 Employee Stock Purchase Plan (as amended and restated, the “ESPP”), and the 2018 Equity Inducement Award Program (the “2018 Plan”), respectively. All new equity compensation grants are issued under these three plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2015 Plan and the 2018 Plan provide for the grant of stock and stock-based awards including stock options, restricted stock units (including deferred stock units), performance-based stock units, and stock appreciation rights. As of June 30, 2021, there were 5.6 million shares available for grant under the 2015 Plan and 2018 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations and comprehensive loss is classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$397	$270	$632	$508
Research and development	675	636	1,311	1,156
Selling and marketing	454	343	748	559
General and administrative	4,929	4,554	12,258	9,081
Total stock-based compensation expense	$6,455	$5,803	$14,949	$11,304

The Company’s stock-based compensation expense is based on the value of the portion of share-based payment awards that are ultimately expected to vest, assuming estimated forfeitures at the time of grant. Stock-based compensation relating to stock-based awards granted to consultants was insignificant for the six months ended June 30, 2021 and 2020.

Restricted Stock Units, Deferred Stock Units and Performance Share Units (collectively “Incentive Stock Units” or “ISUs”)

The Company grants Restricted Stock Units (“RSUs”), to its board of directors and employees for their services. Additionally, the Company grants Deferred Stock Units (“DSUs”), to its board of directors at their election in lieu of retainer and committee service fees.

The DSUs granted to board members are either fully vested upon issuance or vest over a period of time from the grant date and will be released and settled upon termination of the board member’s services, the occurrence of a change in control event, or the tenth anniversary of the grant date.

The RSUs are generally granted with a grant date fair value equal to the market price of our stock on the date of grant and generally vest in equal annual or monthly installments over either two or three years from the grant date and are subject to the participants continuing service to the Company over that period. The weighted-average grant date fair value of RSUs granted six months ended June 30, 2021 and 2020 was $4.78 per share, and $2.78  per share, respectively.

In March 2021, the Company introduced a performance share plan (the “2021 PSU Plan”) as a component of its equity grants for 2021. The 2021 PSU Plan provides for the award of performance share units (“PSUs”) to employees which will be awarded based on the achievement of performance targets in the Company’s compound annual revenue growth rate over a three-year period.

The table below summarizes the Company’s activity and related information for its ISUs:

	ISUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	8,046,399	$3.41
ISUs granted	3,178,689	$4.78
ISUs vested	(3,509,497)	$4.82
ISUs forfeited	(178,503)	$3.34
Unvested at June 30, 2021	7,537,088	$3.99
Vested and unreleased	172,692
Outstanding at June 30, 2021	7,709,780

The total grant date fair value of ISUs awarded was $15.1 million and $16.4 million for the six months ended June 30, 2021 and 2020, respectively. The total fair value of ISUs vested was $18.3 million, and $1.2 million during the six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021, total unrecognized stock-based compensation cost related to ISUs, net of estimated forfeitures, was $19.1 million, which is expected to be recognized over a weighted-average period of 1.9 years. As of June 30, 2021, 7.0 million shares of ISUs are expected to vest.

Stock Options

Stock options awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and with a four-year vesting schedule. Stock option awards generally expire 10 years from the date of grant.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2020	8,142,348	$7.14	7.3	$2,638
Options granted	—	—
Options exercised	(43,651)	$4.26
Options cancelled or forfeited	(680,493)	$9.20
Options outstanding at June 30, 2021	7,418,204	$6.97	6.7	$7,905
Options exercisable at June 30, 2021	5,452,385	$6.94	6.3	$5,559
Options vested and expected to vest at June 30, 2021	7,260,596	$7.00	6.6	$7,573

There were no options granted to employees for the six months ended June 30, 2021.  The weighted-average grant date fair value of options granted to employees was $1.20 per share for the six months ended June 30, 2020.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was nominal for the six months ended June 30, 2021 and 2020.

At June 30, 2021, total unrecognized stock-based compensation cost related to stock options granted to employees, net of estimated forfeitures, was $7.2 million, which is expected to be recognized over a weighted-average period of 1.6 years.

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

The fair value of employee stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Six Months Ended June 30,
2020
Expected term (in years)	6.0
Expected volatility	68.8%
Risk-free interest rate	0.7%
Expected dividend yield	0.0%

Employee Stock Purchase Plan

In July 2015, the Company adopted the ESPP. Certain employees, as defined by the ESPP, are eligible to participate in the ESPP if employed by the Company for at least 20 hours per week during at least five months per calendar year. Participating employees may contribute up to the lesser of 15% of their eligible earnings or $30,000 during each offering period, provided that in no event shall a participating employee be permitted to purchase more than 3,000 shares of common stock during each offering period.

During 2021, the first offering period provided to eligible employees is January 1, 2021 through June 30, 2021. The purchase price of common stock purchased under the ESPP is currently equal to 85% of the lesser of the fair market value of a share of common stock on: (1) the first trading day of an offering period and (2) the last trading of each offering period. At June 30, 2021, 3.5 million shares were reserved for issuance under the ESPP. No more than 3.5 million shares of common stock may be issued under the ESPP. As of June 30, 2021, 0.3 million shares have been issued under the ESPP and 3.2 million shares remained available for future issuance under the ESPP.  Purchase rights granted under the ESPP are valued using the Black-Scholes pricing model.

NOTE 11.	INCOME TAX

Due to the current operating losses, the Company recorded zero income tax expense during the six months ended June 30, 2021 and 2020, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”), carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of June 30, 2021. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had unrecognized tax benefits of $3.0 million and $2.7 million at June 30, 2021 and December 31, 2020, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. At June 30, 2021 and December 31, 2020, there were no accrued interest and penalties related to uncertain tax positions.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the six months ended June 30, 2021 and 2020.

NOTE 12.	NET LOSS PER SHARE

Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the periods ended June 30, 2021 and 2020 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share. The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	For the three and six months ended June 30,
	2021	2020
Stock options outstanding	7,418,204	9,716,529
Warrants to purchase common stock - liability classified	2,036,733	2,156,153
Warrants to purchase common stock - equity classified	1,418,116	1,457,856
Unvested restricted stock units	7,537,088	9,391,556
Total	18,410,141	22,722,094

NOTE 13.	RELATED PARTY TRANSACTIONS

In December 2004, the Company entered into a licensing agreement with the University of Florida Research Foundation (“UFRF”) whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a 1% royalty, with a minimum $0.1 million royalty payment per quarter, from sales of products developed and sold by the Company utilizing the licensed patents. Minimum royalty payments in any calendar year are credited against earned royalties for such calendar year. Royalty expenses based on 1% of net sales were $0.1 million and $0.2 million during the three months ended June 30, 2021 and 2020, respectively, and were recorded as product cost of revenue.  Royalty expenses based on 1% of net sales were $0.2 million and $0.3 million during the six months ended June 30, 2021 and 2020, respectively, and were recorded as product cost of revenue.

In November 2019, the Company entered into a distribution agreement with Chindex Shanghai International Trading Company Limited (“Chindex”) which became effective in February 2020. Chindex is a subsidiary of Fosun International Limited (“Fosun”).

Under the distribution agreement, Chindex will act as the Company’s distributor and regulatory agent for the sale and delivery of its MRIdian products within the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. The distribution agreement has an initial term of five years with an option to renew for an additional five years. Under the distribution agreement, the Company will supply its products and services to Chindex based on an agreed upon price between the Company and Chindex. In accordance with the agreement, Chindex agreed to pay ViewRay an upfront fee, portions of which may be refundable under certain conditions, of $3.5 million, payable in three installments: (i) the first installment of $1.5 million due approximately 60 days after the effectiveness of the distribution agreement; (ii) the second installment of $1.0 million due on the first anniversary from the effective date of the agreement; and (iii) the third installment of $1.0 million due on the second anniversary from the effective date of the agreement. The Company has received the first and second installment of this payment as of June 30, 2021.

NOTE 14.	SUBSEQUENT EVENTS

The Company has evaluated the period subsequent to June 30, 2021 for material events that did not exist at the balance sheet date but arose after that date and determined that no additional subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report filed with the SEC on March 5, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Quarterly Report and the Annual Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.

Unless otherwise indicated, references in this section to “ViewRay,” “we,” “us,” “our” and the “Company” refer to ViewRay, Inc. and its consolidated subsidiary, ViewRay Technologies, Inc.

As a result of the merger of the Company and ViewRay Technologies, Inc. in July 2015 (the “Merger”), and the change in business and operations of the Company, a discussion of the past financial results of the Company is not pertinent, and under applicable accounting principles the historical financial results of ViewRay Technologies, Inc., the accounting acquirer, prior to the Merger are considered the historical financial results of the Company.

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

Company Overview

We design, manufacture and market the ViewRay MRIdian®. The MRIdian is an innovative system that integrates high quality radiation therapy with simultaneous magnetic resonance imaging (“MRI”). There are two generations of the MRIdian: the first generation MRIdian with Cobalt-60 based radiation beams and the second generation MRIdian Linac, with more advanced linear accelerator or ‘linac’ based radiation beams.

The MRIdian combines MRI and external-beam radiation therapy to simultaneously image and treat cancer patients. MRI is a broadly used imaging tool that has the ability to clearly differentiate between types of soft tissue. In contrast, X-ray or computed tomography (“CT”), the most commonly used imaging technologies in radiation therapy today, are often unable to distinguish soft tissues such as the tumor and critical organs. MRIdian integrates MRI technology, radiation delivery and our proprietary software to clearly See the soft tissues, Shape the dose to accommodate for changes in anatomy and Strike the target precisely using real-time targeting throughout the treatment. The MRIdian system is Sized to fit into standard radiation therapy vaults without having to remove ceiling or walls. These capabilities allow MRIdian to deliver radiation to the tumor accurately, while reducing the radiation amount delivered to nearby healthy tissue, as compared to other radiation therapy treatments currently available. We believe this will lead to improved patient outcomes and reduced treatment-related side effects.

Both generations of the MRIdian have received 510(k) marketing clearance from the FDA and permission to affix the CE mark.

•	We received initial 510(k) marketing clearance from the FDA for our treatment planning and delivery software in January 2011.
•

We received 510(k) marketing clearance for MRIdian, with Cobalt-60 as the radiation source, in May 2012. We received permission to affix the CE mark to MRIdian with Cobalt-60 in November 2014, allowing MRIdian with Cobalt-60 to be sold within the European Economic Area (“EEA”).

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

MRIdian is the first radiation therapy solution that enables simultaneous radiation treatment delivery and real-time MRI imaging of a patient’s internal anatomy. It generates high-quality images that differentiate between the targeted tumor, surrounding soft tissue and nearby critical organs. MRIdian also records the level of radiation dose that the treatment area has received, enabling physicians to adapt the prescription between treatments, as needed. We believe this improved visualization and accurate dose recording will enable better treatment, improve patient outcomes and reduce side effects. Key benefits to users and patients include: improved imaging and patient alignment; the ability to adapt the patient’s radiation treatments to changes while the patient is still on the treatment table, or “on-table adaptive treatment planning”; MRI-based tissue tracking and automated beam gating; and an accurate recording of the delivered radiation dose. Physicians have already used MRIdian to treat a broad spectrum of radiation therapy patients with more than 65 different types of cancer, as well as patients for whom radiation therapy was previously not an option. During the second quarter of 2021, we surpassed a significant milestone by treating more than 12,500 patients.

At June 30, 2021, a total of 45 MRIdian systems, two MRIdian with Cobalt-60 systems and 43 MRIdian Linac systems, are in operation with 43 customers worldwide (18 in the United States and 25 outside the United States). In addition, six MRIdian Linacs have been delivered to customers that are in varying stages of deployment.

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

We generated total revenue of $15.0 million and $14.2 million and had net losses of $31.0 million and $26.2 million, during the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020 we generated total revenue of $30.6 million and $28.5 million and had net losses of $57.7 million and $53.7 million, respectively.

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

During the quarter ended June 30, 2021, we received seven new orders for MRIdian systems, totaling $37.9 million. At June 30, 2021, we had total backlog of $278.4 million.

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

Distribution Rights Revenue.  In December 2014, we entered into a distribution agreement with Itochu Corporation (“Itochu”) pursuant to which we appointed Itochu as our exclusive distributor for the promotion, sale and delivery of MRIdian products within Japan. As consideration for the exclusive distribution rights granted, we received $4.0 million, which was recorded as deferred revenue and since August 2016, distribution rights revenue has been recognized ratably over the remaining term of the distribution agreement, which expires in December 2024. A time-elapsed method is used to measure progress because the control is transferred evenly over the contractual period.

Cost of Revenue

Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or net realizable value inventory (“LCNRV”) adjustments if the carrying value of the inventory is greater than its net realizable value. There was no LCNRV charge for the three and six months ended June 30, 2021. We recorded LCNRV charges of $0.2 million for the three and six months ended June 30, 2020.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Product	$10,917	$10,615	$22,296	$22,085
Service	3,994	3,490	8,021	6,151
Distribution rights	119	119	238	238
Total revenue	15,030	14,224	30,555	28,474
Cost of revenue:
Product	12,180	12,714	22,865	25,843
Service	4,522	2,552	9,040	5,780
Total cost of revenue	16,702	15,266	31,905	31,623
Gross margin	(1,672)	(1,042)	(1,350)	(3,149)
Operating expenses:
Research and development	7,903	6,211	14,413	12,548
Selling and marketing	3,052	3,093	5,900	8,916
General and administrative	13,858	15,227	29,497	31,015
Total operating expenses:	24,813	24,531	49,810	52,479
Loss from operations	(26,485)	(25,573)	(51,160)	(55,628)
Interest income	3	87	5	782
Interest expense	(1,060)	(1,071)	(2,118)	(2,109)
Other (expense) income, net	(3,434)	405	(4,446)	3,271
Loss before provision for income taxes	(30,976)	(26,152)	(57,719)	(53,684)
Provision for income taxes	—	—	—	—
Net loss	$(30,976)	$(26,152)	$(57,719)	$(53,684)

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Product	$10,917	$10,615	$302
Service	3,994	3,490	504
Distribution rights	119	119	—
Total revenue	$15,030	$14,224	$806

Total revenue during the three months ended June 30, 2021 increased by $0.8 million compared to the same period in 2020. The increase was due to a $0.5 million increase in service revenue and a $0.3 million increase in product revenue during the three months ended June 30, 2021 compared to the same period in 2020.

Product Revenue. Product revenue increased by $0.3 million for the three months ended June 30, 2021 compared to the same period in 2020. The Company recognized revenue for two MRIdian Linac systems in each of the three months ended June 30, 2021 and 2020.

Service Revenue. Service revenue increased by $0.5 million during the three months ended June 30, 2021 compared to the same period in 2020 primarily due to the increase in installed base.

Cost of Revenue

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Product	$12,180	$12,714	$(534)
Service	4,522	2,552	1,970
Total cost of revenue	$16,702	$15,266	$1,436

Product Cost of Revenue. Product cost of revenue decreased slightly by $0.5 million during the three months ended June 30, 2021 compared to the same period in 2020.

Service Cost of Revenue. Service cost of revenue increased by $2.0 million during the three months ended June 30, 2021 compared to the same period in 2020, primarily due to the increase in installed base and freight expenses. Additionally, during the three months ended June 30, 2020, there was a decrease in cost of service-related inventory parts and coronavirus related travel and payroll reductions for our service personnel.

Operating Expenses

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Research and development	$7,903	$6,211	$1,692
Selling and marketing	3,052	3,093	(41)
General and administrative	13,858	15,227	(1,369)
Total operating expenses	$24,813	$24,531	$282

Research and Development. Research and development expenses during the three months ended June 30, 2021 increased by $1.7 million compared to the same period in 2020. The increase was primarily attributable to an increase in consulting expenses related to clinical studies and research grants.

Selling and Marketing. Selling and marketing expenses during the three months ended June 30, 2021 remained flat when compared to the same period in 2020.

General and Administrative. General and administrative expenses during the three months ended June 30, 2021 decreased by $1.4 million when compared to the same period in 2020. During the three months ended June 30, 2021, there was a $1.5 million and $0.9 million decrease in personnel and legal expenses, respectively, partially offset by an increase in office expenses as our office spaces began to reopen after the coronavirus shutdowns.

Interest Income

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Interest income	$3	$87	$(84)

Interest income decreased by $0.1 million during the three months ended June 30, 2021 compared to the same period in 2020, primarily due to an overall decrease in interest rates.

Interest Expense

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Interest expense	$(1,060)	$(1,071)	$11

Interest expense related to the SVB Term Loan remained flat during the three months ended June 30, 2021 compared to the same period in 2020.

Other (Expense) Income, Net

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Other (expense) income, net	$(3,434)	$405	$(3,839)

Other (expense) income, net during the three months ended June 30, 2021 consisted primarily of a $3.8 million increase in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants as a result of the increase in the Company’s stock price. Other (expense) income, net during the three months ended June 30, 2020 consisted primarily of a $0.4 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants.

Comparison of the six months ended June 30, 2021 and 2020

Revenue

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Product	$22,296	$22,085	$211
Service	8,021	6,151	1,870
Distribution rights	238	238	—
Total revenue	$30,555	$28,474	$2,081

Total revenue during the six months ended June 30, 2021 increased by $2.1 million compared to the same period in 2020. The increase was primarily due to a $1.9 million increase in service revenue and a $0.2 million increase in product revenue.

Product Revenue. Product revenue increased by $0.2 million during the six months ended June 30, 2021 compared to the same period in 2020. The Company recognized revenue for four MRIdian Linac systems during the six months ended June 30, 2021, as compared to four MRIdian Linac systems and one upgrade during the same period in 2020.

Service Revenue. Service revenue increased by $1.9 million during the six months ended June 30, 2021 compared to the same period in 2020 due to the increase in installed base.

Cost of Revenue

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Product	$22,865	$25,843	$(2,978)
Service	9,040	5,780	3,260
Total cost of revenue	$31,905	$31,623	$282

Product Cost of Revenue. Product cost of revenue decreased by $3.0 million during the six months ended June 30, 2021 compared to the same period in 2020. Product cost of revenue in the six months ended June 30, 2021 was impacted because we performed no upgrades and recognized no upgrade cost during the period.

Service Cost of Revenue. Service cost of revenue increased by $3.3 million during the six months ended June 30, 2021 compared to the same period in 2020, primarily due to the increase in installed base and freight expenses. Additionally, during the six months ended June 30, 2020, there was a decrease in cost of service-related inventory parts and coronavirus related travel and payroll reductions for our service personnel.

 Operating Expenses

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Research and development	$14,413	$12,548	$1,865
Selling and marketing	5,900	8,916	(3,016)
General and administrative	29,497	31,015	(1,518)
Total operating expenses	$49,810	$52,479	$(2,669)

Research and Development. Research and development expenses during the six months ended June 30, 2021 increased by $1.9 million compared to the same period in 2020. The increase was primarily attributable to an increase in consulting expenses related to clinical studies and research grants.

Selling and Marketing. Selling and marketing expenses during the six months ended June 30, 2021 decreased by $3.0 million compared to the same period in 2020. This decrease was primarily attributable to a $2.0 million decrease in personnel expense in the form of sales related compensation and a $0.7 million decrease in marketing and travel expense primarily driven by the postponement or cancellation of clinical conferences.

General and Administrative. General and administrative expenses during the six months ended June 30, 2021 decreased by $1.5 million compared to the same period in 2020. This decrease was primarily driven by a $2.3 million decrease in legal and professional service expenses, partially offset by an increase in office expenses as our office spaces began to reopen after the coronavirus shutdowns.

Interest Income

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Interest income	$5	$782	$(777)

Interest income decreased by $0.8 million during the six months ended June 30, 2021 compared to the same period in 2020, primarily due an overall decrease in interest rates.

Interest Expense

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Interest expense	$(2,118)	$(2,109)	$(9)

Interest expense related to the SVB Term Loan remained flat during the six months ended June 30, 2021 and 2020.

Other Income (Expense), Net

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Other (expense) income, net	$(4,446)	$3,271	$(7,717)

Other income (expense), net during the six months ended June 30, 2021 consisted primarily of a $4.7 million increase in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants. Other income (expense), net during the six months ended June 30, 2020 consisted primarily of a $3.3 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants.

Liquidity and Capital Resources

Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the six months ended June 30, 2021 and 2020, we had net losses of $57.7 million and $53.7 million, respectively. At June 30, 2021, we had an accumulated deficit of $684.8 million.

At June 30, 2021, we had cash and cash equivalents of $166.9 million. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed and delivered. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and public or private debt. In January 2021, we raised aggregate gross proceeds of $57.4 million via a public offering, in which we sold approximately 11.9 million shares of our common stock at a price of $4.85 per share. We expect that our existing cash and cash equivalents, together with proceeds from the sales of MRIdian systems, will enable us to conduct our planned operations for at least the next 12 months.

In January 2019, we filed a registration statement with the SEC which covers the offering, issuance and sale of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units, including up to $100.0 million of our common shares pursuant to an at-the-market offering program with FBR Capital Markets & Co., now known as B. Riley Securities. There were no sales of our common stock pursuant to our at-the-market offering program during fiscal year 2019, fiscal year 2020 or the six months ended June 30, 2021. The consummation of the January 2021 public offering of common stock effectively reduced the common shares available for issuance under the at-the-market offering program to approximately $42.9 million as of June 30, 2021.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(40,312)	$(45,018)
Cash used in investing activities	$(568)	$(1,295)
Cash provided by (used in) financing activities	$51,085	$(500)

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

Net cash from operating activities for the six months ended June 30, 2021 was $40.3 million, as compared to $45.0 million for the same period in 2020. The decrease in net cash flows used in operating activities as compared to the same period in 2020 is primarily driven by the increase in the stock compensation expense and by the change in the fair value of the 2017 and 2016 Placement Warrants.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2021 and 2020 of $0.6 million and $1.3 million, respectively, resulted from capital expenditures to purchase property and equipment.

Financing Activities

During the six months ended June 30, 2021, financing activities provided $51.1 million in cash, as compared to net cash used of $0.5 million for the same period in 2020. The increase in net cash flows from financing activities as compared to the same period in 2020 is primarily a result of the January 2021 public offering, partially offset by the cash used to pay taxes related to net share settlement of equity awards.

Off-Balance Sheet Arrangements and Contractual Obligations

We did not have any off-balance sheet arrangements as of June 30, 2021 and December 31, 2020. Additionally, there were no material changes to our contractual obligations described in our Annual Report on Form 10-K filed with the SEC on March 5, 2021.

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

There have been no significant changes to our accounting policies during the three and six months ended June 30, 2021, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 5, 2021. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Exhibit	Date Filed	Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/2015

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/2015

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ViewRay, Inc., dated June 11, 2021.	8-K	3.1	6/11/2021

3.3	Second Amended and Restated Bylaws of ViewRay, Inc.	8-K	3.2	6/11/2021

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWRAY, INC.

Dated: August 6, 2021	By:	/s/ Scott Drake
	Name:	Scott Drake
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2021	By:	/s/ Zachary Stassen
	Name:	Zachary Stassen
	Title:	Chief Financial Officer
(Principal Financial Officer)