Form 10-Q
period 2021-09-30
ViewRay, Inc.
filed 2021-11-05
CIK 1597313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission File Number: 001-37725
___________________________
ViewRay, Inc.
(Exact Name of Registrant as Specified in its Charter)
___________________________

Delaware	42-1777485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Thermo Fisher Way Oakwood Village, OH	44146
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (440) 703-3210
___________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of October 31, 2021, the registrant had 164,741,572 shares of common stock, $0.01 par value per share, outstanding.

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
The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:
•the effect of coronavirus, its variants, and associated disruption to the global economy and our business operations and financial condition;
•our ability to procure materials and components in connection with the manufacture and installation of MRIdian;
•the effect or impact of market consolidation;
•market acceptance of magnetic resonance imaging (“MRI”) guided radiation therapy;
•the benefits of MR Image-Guided radiation therapy;
•our ability to successfully sell and market MRIdian® in our existing and expanded geographies;
•the performance of MRIdian in clinical settings;
•competition from existing technologies or products or new technologies and products that may emerge;
•the pricing and reimbursement of MR Image-Guided radiation therapy;
•the implementation of our business model and strategic plans for our business and MRIdian;
•the scope of protection we are able to establish and maintain for intellectual property rights covering MRIdian;
•our ability to obtain regulatory approval in targeted markets for MRIdian;
•our financial performance;
•our expectations related to the MRIdian linear accelerator technology (“MRIdian Linac”);
•developments relating to our competitors and the healthcare industry; and
•other risks and uncertainties, including those listed under the section titled “Risk Factors.”
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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
VIEWRAY, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$149,900	$156,720
Accounts receivable	21,978	11,769
Inventory, net of allowance of $2,768 and $2,286, respectively	37,875	46,641
Deposits on purchased inventory	4,726	2,084
Deferred cost of revenue	1,338	1,954
Prepaid expenses and other current assets	4,334	5,257
Total current assets	220,151	224,425
Property and equipment, net	20,337	24,062
Restricted cash	1,460	1,460
Intangible assets, net	45	50
Right-of-use assets	10,231	10,129
Other assets	7,869	1,426
TOTAL ASSETS	$260,093	$261,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,125	$9,984
Accrued liabilities	19,323	19,281
Customer deposits	16,808	15,463
Operating lease liability, current	2,441	2,089
Deferred revenue, current	12,468	10,094
Total current liabilities	59,165	56,911
Deferred revenue, net of current portion	4,670	2,572
Long-term debt	57,177	56,940
Warrant liabilities	10,088	4,864
Operating lease liability, noncurrent	8,729	9,043
Other long-term liabilities	2,516	956
TOTAL LIABILITIES	142,345	131,286
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at September 30, 2021 and December 31, 2020; 164,382,033 and 148,615,351 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,634	1,476
Additional paid-in capital	826,178	755,874
Accumulated deficit	(710,064)	(627,084)
TOTAL STOCKHOLDERS’ EQUITY	117,748	130,266
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$260,093	$261,552
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product	$14,126	$6,210	$36,422	$28,295
Service	4,933	3,758	12,954	9,909
Distribution rights	118	118	356	356
Total revenue	19,177	10,086	49,732	38,560
Cost of revenue:
Product	12,707	8,550	35,572	34,393
Service	4,576	2,600	13,616	8,380
Total cost of revenue	17,283	11,150	49,188	42,773
Gross profit (loss)	1,894	(1,064)	544	(4,213)
Operating expenses:
Research and development	8,370	5,245	22,783	17,793
Selling and marketing	4,296	2,669	10,196	11,585
General and administrative	12,519	16,031	42,016	47,046
Total operating expenses	25,185	23,945	74,995	76,424
Loss from operations	(23,291)	(25,009)	(74,451)	(80,637)
Interest income	4	5	9	787
Interest expense	(1,061)	(1,074)	(3,179)	(3,183)
Other (expense) income, net	(913)	(2,047)	(5,359)	1,224
Loss before provision for income taxes	$(25,261)	$(28,125)	$(82,980)	$(81,809)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(25,261)	$(28,125)	$(82,980)	$(81,809)
Net loss per share, basic and diluted	$(0.15)	$(0.19)	$(0.51)	$(0.55)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	164,244,972	148,042,972	162,278,489	147,683,344
The accompanying notes are an integral part of these condensed consolidated financial statements

VIEWRAY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	148,615,351	$1,476	$755,874	$(627,084)	$130,266
Issuance of common stock from option exercises	6,021	—	19	—	19
Stock-based compensation	—	—	8,494	—	8,494
Issuance of common stock from releases of restricted stock units	1,209,870	12	(12)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(1,473)	—	(1,473)
Issuance of common stock upon public offering (net of offering cost of $3,991)	11,856,500	119	53,394	—	53,513
Issuance of common stock from warrant exercises	42,621	—	2	—	2
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	327	—	327
Net loss	—	—	—	(26,743)	(26,743)
Balance at March 31, 2021	161,730,363	$1,607	$816,625	$(653,827)	$164,405
Issuance of common stock from option exercises	37,630	—	165	—	165
Stock-based compensation	—	—	6,455	—	6,455
Issuance of common stock from releases of restricted stock units	1,738,516	17	(17)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(1,286)	—	(1,286)
Issuance of common stock from warrant exercises	2,431	—	—	—	—
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	24	—	24
Issuance of common stock from employee stock purchase plan	81,804	—	264	—	264
Net loss	—	—	—	(30,976)	(30,976)
Balance at June 30, 2021	163,590,744	$1,624	$822,230	$(684,803)	$139,051
Issuance of common stock from option exercises	84,262	3	424	—	427
Stock-based compensation	—	—	4,634	—	4,634
Issuance of common stock from releases of restricted stock units	707,027	7	(7)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(1,103)	—	(1,103)
Net loss	—	—	—	(25,261)	(25,261)
Balance at September 30, 2021	164,382,033	$1,634	$826,178	$(710,064)	$117,748
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

VIEWRAY, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,980)	$(81,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,644	4,372
Stock-based compensation	19,583	17,063
Accretion on asset retirement obligation	83	62
Change in fair value of warrant liabilities	5,577	(1,281)
Loss on disposal of property and equipment	—	121
Inventory lower of cost or net realizable value adjustment	417	150
Amortization of debt discount and interest accrual	694	527
Product upgrade reserve	1,000	(1,260)
Changes in operating assets and liabilities:
Accounts receivable	(10,209)	(9,731)
Inventory	8,349	8,425
Deposits on purchased inventory	(2,642)	2,203
Deferred cost of revenue	616	(6,937)
Prepaid expenses and other assets	(5,126)	(1,268)
Accounts payable	(1,934)	(6,031)
Accrued expenses and other long-term liabilities	(278)	(1,416)
Customer deposits and deferred revenue	5,817	17,130
Net cash used in operating activities	(56,389)	(59,680)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(839)	(2,201)
Net cash used in investing activities	(839)	(2,201)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock public offering, gross	57,385	—
Payment of offering costs related to common stock public offering	(3,991)	(539)
Proceeds from the exercise of stock options	611	15
Proceeds from the exercise of warrants	2	—
Proceeds from employee stock purchase plan	264	313
Payments for taxes related to net share settlement of equity awards	(3,863)	(754)
Net cash provided by (used in) financing activities	50,408	(965)
NET DECREASE CASH DURING THE PERIOD	(6,820)	(62,846)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	158,180	228,187
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$151,360	$165,341
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,485	$2,695
Cash paid for income taxes	$—	$28
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock warrants reclassified from liability to additional paid-in capital upon exercise	$351	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,693	$—
Transfer of property and equipment from inventory and deferred cost of revenue	$—	$1,698
Purchases of property and equipment in accounts payable and accrued liabilities	$134	$381
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
Since inception, ViewRay Technologies, Inc. has devoted substantially all of its efforts towards research and development, initial selling and marketing activities, raising capital and the manufacturing, shipment and installation of MRIdian systems. In May 2012, ViewRay Technologies, Inc. was granted clearance from the U.S. Food and Drug Administration (“FDA”), to sell MRIdian with Cobalt-60. ViewRay Technologies, Inc. has had the right to affix the Conformité Européene (“CE”), mark to MRIdian with Cobalt-60 in the European Economic Area (“EEA”), since November 2014. In September 2016, the Company received the rights to affix the CE mark to MRIdian Linac, and in February 2017, the Company received 510(k) clearance from the FDA to market MRIdian Linac. In February 2019, the Company received 510(k) clearance from the FDA for advancements in MRI, 8 frames per second cine, and Functional imaging (T1/T2/DWI) and High-Speed MLC. In December 2019, we received the CE mark for these advancements in the EEA. In September 2021, the Company received 510(k) pending status from the FDA on its recent submission for new MRIdian features focused on enhancing on-table adaptive workflow efficiency and expanding clinical utility.
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from public and private offerings and available borrowings under its term loan agreement, as well as cash receipts from its sales of MRIdian systems. These have historically been sufficient to meet working capital needs, capital expenditures, operating expenses, and debt service obligations. During the nine months ended September 30, 2021, the Company incurred a net loss from operations of $83.0 million and net cash used in operations of $56.4 million. The Company believes that its existing cash balance of $149.9 million as of September 30, 2021, together with anticipated cash proceeds from sales of MRIdian systems, will be sufficient to provide liquidity to fund its obligations for at least the next 12 months.
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of ViewRay, Inc. and its wholly-owned subsidiary, ViewRay Technologies, Inc. All inter-company accounts and transactions have been eliminated in consolidation.
In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 5, 2021, and have not changed significantly since that filing.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. For smaller reporting companies, as defined by the SEC, ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022. The standard is effective for the Company on January 1, 2023. The Company does not expect significant changes to our condensed consolidated financial statements and related notes in order to comply with ASU 2016-13.
In August 2020, the FASB issued ASU 2020-06, an update to ASC Topic 470, Subtopic - 20, Debt - Debt with Conversion and Other Options, and ASC Topic 815, Subtopic – 40, Derivatives and Hedging - Contracts in Entity's Own Equity. The ASU simplifies the guidance for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity by reducing the number of accounting models for convertible instruments and amends guidance in ASC Topic 260, Earnings Per Share, relating to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2021, with early adoption permitted for fiscal years that begin after December 15, 2020. The Company does not expect significant changes to our condensed consolidated financial statements and related notes in order to comply with ASU 2020-06.
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
NOTE 3.    BALANCE SHEET COMPONENTS
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prototype	$17,730	$17,711
Machinery and equipment	17,714	17,486
Leasehold improvements	14,041	14,196
Furniture and fixtures	1,295	1,295
Software	1,389	1,389
Construction in progress	187	486
Property and equipment, gross	52,356	52,563
Less: accumulated depreciation and amortization	(32,019)	(28,501)
Property and equipment, net	$20,337	$24,062
Depreciation and amortization expense related to property and equipment was $1.5 million and $1.4 million during the three months ended September 30, 2021 and 2020, and $4.6 million and $4.4 million during the nine months ended September 30, 2021 and 2020, respectively.

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued payroll and related benefits	$12,472	$12,810
Accrued accounts payable	2,185	2,810
Payroll withholding tax, sales and other tax payable	597	1,398
Accrued legal, accounting and professional fees	222	305
Product upgrade reserve	2,500	1,500
Other	1,347	458
Total accrued liabilities	$19,323	$19,281
Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Deferred revenue:
Product	$747	$1,888
Service	14,827	8,857
Distribution rights	1,564	1,921
Total deferred revenue	17,138	12,666
Less: current portion of deferred revenue	(12,468)	(10,094)
Noncurrent portion of deferred revenue	$4,670	$2,572
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued interest, noncurrent portion	$556	$99
Asset retirement obligation	940	857
Other accrued costs	1,020	—
Total other-long term liabilities	$2,516	$956
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
The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at September 30, 2021 and December 31, 2020. Level 3 liabilities that are measured on a recurring basis relate to the 2017 and 2016 Placement Warrants, as described in Note 9. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock, volatility and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 9). During the nine months ended September 30, 2021, warrants to purchase 119,420 shares of common stock were exercised and the aggregate fair value upon exercise of $0.4 million was reclassified from liabilities to additional paid-in-capital. During the nine months ended September 30, 2020, no warrants were exercised.
The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2021 and 2020, the Company recorded a loss of $0.9 million and a loss of $2.0 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. During the nine months ended September 30, 2021 and 2020, the Company recorded a loss of $5.6 million and a gain of $1.3 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. There were no transfers between Level 1, Level 2 and Level 3 in any periods presented.
The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At September 30, 2021
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$7,449	$7,449
2016 Placement Warrants Liability	—	—	2,639	2,639
Total	$—	$—	$10,088	$10,088

	At December 31, 2020
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$3,675	$3,675
2016 Placement Warrants Liability	—	—	1,189	1,189
Total	$—	$—	$4,864	$4,864
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value, beginning of period	$9,212	$2,072	$4,864	$5,373
Change in fair value of Level 3 financial liabilities	876	2,020	5,577	(1,281)
Fair value of 2016 Placement Warrants at exercise	—	—	(2)	—
Fair value of 2017 Placement Warrants at exercise	—	—	(351)	—
Fair value, end of period	$10,088	$4,092	$10,088	$4,092

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
The Company’s scheduled future payments on the SVB Term Loan at September 30, 2021 are as follows (in thousands):

Year Ended December 31,
The remainder of 2021	$—
2022	3,222
2023	19,333
2024	19,333
2024	16,112
Total future principal payments	58,000
Less: unamortized debt discount	(823)
Carrying value of long-term debt	57,177
Less: current portion	—
Long-term portion	$57,177
NOTE 6.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company entered into agreements to lease office space in Oakwood Village, Ohio, Mountain View, California and Denver, Colorado under noncancelable operating lease agreements. The Company leases and occupies approximately 19,800 square feet of office space in Oakwood Village, Ohio, which expires in October 2026. The Company entered into an office lease agreement to lease approximately 25,500 square feet of office space located in Mountain View, California, with an expiration date of July 2025. Additionally, the Company entered into a lease agreement to lease additional office space in Mountain View, California of approximately 24,600 square feet, which will expire in December 2025. The Company has the option to extend the term of the lease for a period of up to five years.  The Company also entered into a sub-lease agreement to lease approximately 19,800 square feet of office space located in Denver, Colorado which commenced in June 2019 and expired in June 2021. Beginning in July 2021, the Company is under a month-to-month tenancy for this office space. On March 3, 2021, the Company entered into a sub-lease agreement to lease approximately 12,800 square feet of office space in Denver, Colorado. This sub-lease commenced on September 1, 2021 and will expire October 31, 2024.
In recognition of the right-of-use assets and the related lease liabilities, the options to extend the lease term have not been included as the Company is not reasonably certain that it will exercise any such option. At September 30, 2021, the weighted-average remaining lease term in years is 3.9 years and the weighted-average discount rate used is 7.6%.
The Company recognized the following lease costs arising from lease transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$625	$781	$2,134	$2,344
The Company recognized the following cash flow transactions arising from lease transactions (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$2,198	$2,355
Right-of-use assets obtained in exchange for new operating lease liabilities	1,693	—

At September 30, 2021, the future payments and interest expense for the operating leases are as follows (in thousands):

Year Ending December 31,	Future Payments
The remainder of 2021	$749
2022	3,264
2023	3,357
2024	3,301
2025	2,096
2026	147
Total undiscounted cash flows	$12,914
Less: imputed interest	(1,744)
Present value of lease liabilities	$11,170
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
Class Action Litigation
On September 13, 2019, a class action complaint for violation of federal securities laws was filed in U.S. District Court for the Northern District of Ohio against the Company, its chief executive officer, chief scientific officer, and former chief financial officer. On December 19, 2019, the court appointed Plymouth County Retirement Association as the lead plaintiff, and on February 28, 2020 the lead plaintiff filed an amended complaint asserting securities fraud claims against the Company, its chief executive officer, chief operating officer, chief scientific officer, and former chief executive officer and former chief financial officer. Now captioned Plymouth County Retirement Association v. ViewRay, Inc., et al., the amended complaint alleges that the Company violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts concerning its business, operations, and financial results, and seeks damages, interest, and other relief. The Company filed a motion to dismiss the amended complaint on May 28, 2020. While the initial motion to dismiss was pending, the plaintiff was granted leave to file a second amended complaint. A motion to dismiss the second amended complaint was filed on September 16, 2020. On August 25, 2021, the District Court dismissed the lead plaintiff’s complaint, with prejudice. On September 17, 2021, the lead plaintiff filed notice of its intent to appeal the District Court’s opinion and order dismissing the complaint to the Sixth Circuit Court of Appeals.

The Company believes the appeal is without merit and intends to vigorously defend the litigation.
Stockholder Derivative Lawsuit
On July 22, 2020, a stockholder derivative lawsuit was filed against ViewRay (as a nominal defendant) and certain of its current and former officers and directors in the U.S. District Court for the Northern District of Ohio. This action alleges, purportedly on behalf of ViewRay, that the officers and directors violated Section 14(a) of the Securities Exchange Act of 1934, as amended, breached their fiduciary duties, wasted corporate assets, and were unjustly enriched based on factual assertions substantially similar to those in the class action complaint described above. The complaint seeks, among other things, damages awarded to ViewRay, restitution and disgorgement of profits in an unspecified amount, and corporate reforms. Due to the overlap between the allegations in the derivative complaint and those in the putative securities class action complaint, this lawsuit is presently stayed pending the decision on the appeal by the Sixth Circuit Court of Appeals.
Given the uncertainty and stage of each of the litigation matters described above, at this time the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. However, litigation is subject to inherent uncertainties, and one or more unfavorable outcomes in any claim or litigation against the Company could have a material adverse effect in the period in which they are resolved and on the Company’s business generally. In addition, regardless of their merits or their ultimate outcomes, lawsuits and legal proceedings are costly, divert management attention and may materially adversely affect the Company’s reputation, even if resolved in the Company’s favor.

Purchase Commitments
At September 30, 2021, the Company had $4.9 million in outstanding firm purchase commitments.
NOTE 7.    REVENUE
The Company derives revenue primarily from the sale of MRIdian systems and related services as well as support and maintenance services on sold systems. Revenue is categorized as product revenue, service revenue and distribution rights revenue.
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S.
Product	$6,097	$618	$21,304	$7,920
Service	2,795	2,168	7,497	5,664
Total U.S. revenue	$8,892	$2,786	$28,801	$13,584

Outside of U.S. ("OUS")
Product	$8,029	$5,592	$15,118	$20,375
Service	2,138	1,590	5,457	4,245
Distribution rights	118	118	356	356
Total OUS revenue	$10,285	$7,300	$20,931	$24,976

Total
Product	$14,126	$6,210	$36,422	$28,295
Service	4,933	3,758	12,954	9,909
Distribution rights	118	118	356	356
Total revenue	$19,177	$10,086	$49,732	$38,560
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
Trade receivables are recorded at the original invoiced amount, net of an estimated allowance for doubtful accounts. Trade credit is generally extended on a short-term basis. The Company occasionally provides for long-term trade credit for its maintenance services so that the period between when the services are rendered to its customers and when the customers pay for that service is within one year. Thus, the Company’s trade receivables do not bear interest or contain a significant financing component. Long-term trade receivables of $6.0 million and $0.1 million were reported within other assets in the condensed consolidated balance sheets at September 30, 2021 and at December 31, 2020, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate and are expected to be collected two to three years from the date of invoice as the underlying maintenance services are rendered. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. This contract asset is recorded as an unbilled receivable and reported as part of accounts receivable on the consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the contract asset was $8.0 million and $6.6 million, respectively.
Trade receivables are periodically evaluated for collectability based on past credit history of the respective customers and their current financial condition. Changes in the estimated collectability of trade receivables are included in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the estimated allowance for credit losses. The Company generally does not require collateral for trade receivables. There were no estimated allowances for doubtful accounts recorded at September 30, 2021 or December 31, 2020.
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
During the three months ended September 30, 2021 and 2020, the Company recognized $1.6 million and $2.0 million of revenue that was included in the deferred revenue balance at the beginning of the reporting period, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized $8.5 million and $7.4 million of revenue that was included in the deferred revenue balance at the beginning of the reporting period, respectively.
Variable Consideration
The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company estimates the transaction price at contract inception, including any variable consideration, and updates the estimate each reporting period for any changes. There were no amounts recognized during the three and nine months ended September 30, 2021 from performance obligations satisfied in the prior period.
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
At-The-Market Offering of Common Stock
In January 2019, the Company filed a registration statement with the SEC which covers the offering, issuance and sale of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities, warrants, purchase contracts and/or units, including up to $100.0 million of the Company’s common shares pursuant to an at-the-market offering program with FBR Capital Markets & Co., now known as B. Riley Securities. Under this at-the-market offering program, the Company did not sell any shares of its common stock during the years ended December 31, 2019, December 31, 2020, or during the nine months ended September 30, 2021.  The consummation of the January 2021 public offering of common stock effectively reduced the common shares available for issuance under the at-the-market offering program to approximately $42.9 million.
NOTE 9.    WARRANTS
Equity Classified Common Stock Warrants
In connection with the merger of the Company and ViewRay Technologies, Inc. (the “Merger”), in July and August 2015, the Company conducted a private placement offering as part of which the Company issued warrants (the “2015 Placement Warrants”), that provide the warrant holder the right to purchase 198,760 shares of common stock at an exercise price of $5.00 per share. The 2015 Placement Warrants are exercisable at any time at the option of the holder until the five-year anniversary of its date of issuance. During the year ended December 31, 2018, the Company issued 92,487 shares of its common stock upon the net exercise of 159,010 shares of the 2015 Placement Warrants. The remaining 39,750 shares of the 2015 Placement Warrants expired in July and August 2020 and no warrants remained outstanding at September 30, 2021.
In connection with a March 2018 direct registered offering (the “March 2018 Direct Registered Offering”), the Company issued (i) 4,090,000 shares of its common stock; (ii) 3,000,581 shares of its Series A convertible preferred stock and (iii) warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share (the “2018 Offering Warrants”). The 2018 Offering Warrants became exercisable upon issuance and expire in March 2025. None of the 2018 Offering Warrants have been exercised to date and they all remained outstanding at September 30, 2021.
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
The key terms of the 2017 and 2016 Placement Warrants are as follows:

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the nine months ended September 30, 2021	Warrants Outstanding at September 30, 2021
2017 Placement Warrants	January 2017	7 years	$3.17	118,868	1,500,022
2016 Placement Warrants	August and September 2016	7 years	$2.95	552	536,711
Total				119,420	2,036,733
During the nine months ended September 30, 2021 and 2020, the Company recorded a loss of $5.6 million and a gain of $1.3 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. The fair value of the 2017 and 2016 Placement Warrants at September 30, 2021 and December 31, 2020, respectively, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	2017 Placement Warrants		2016 Placement Warrants
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Expected term (in years)	2.3	3.0	1.9	2.6
Expected volatility	87.1%	86.9%	86.6%	86.3%
Risk-free interest rate	0.4%	0.2%	0.3%	0.2%
Expected dividend yield	—%	—%	—%	—%
NOTE 10.    STOCK-BASED COMPENSATION
As of September 30, 2021, the Company had an active stock-based incentive compensation plan, an employee stock purchase plan and an equity inducement plan: the 2015 Equity Incentive Award Plan (as amended and restated, the “2015 Plan”), the 2015 Employee Stock Purchase Plan (as amended and restated, the “ESPP”), and the 2018 Equity Inducement Award Program (the “2018 Plan”), respectively. All new equity compensation grants are issued under these three plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2015 Plan and the 2018 Plan provide for the grant of stock and stock-based awards including stock options, restricted stock units (including deferred stock units), performance-based stock units, and stock appreciation rights. As of September 30, 2021, there were 5.7 million shares available for grant under the 2015 Plan and 2018 Plan.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations and comprehensive loss is classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$238	$217	$870	$725
Research and development	694	549	2,005	1,705
Selling and marketing	414	258	1,162	817
General and administrative	3,288	4,735	15,546	13,816
Total stock-based compensation expense	$4,634	$5,759	$19,583	$17,063
The Company’s stock-based compensation expense is based on the value of the portion of share-based payment awards that are ultimately expected to vest, assuming estimated forfeitures at the time of grant. Stock-based compensation relating to stock-based awards granted to consultants was insignificant for the nine months ended September 30, 2021 and 2020.
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
The RSUs are generally granted with a grant date fair value equal to the market price of our stock on the date of grant and generally vest in equal annual or monthly installments over a period of one to three years from the grant date and are subject to the participants continuing service to the Company over that period. The weighted-average grant date fair value of RSUs granted nine months ended September 30, 2021 and 2020 was $4.82 per share, and $2.78 per share, respectively.
In March 2021, the Company introduced a performance share plan (the “2021 PSU Plan”) as a component of its equity grants for 2021. The 2021 PSU Plan provides for the award of performance share units (“PSUs”) to employees which will be awarded based on the achievement of performance targets in the Company’s compound annual revenue growth rate over a three-year period.
The table below summarizes the Company’s activity and related information for its ISUs:

	ISUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	8,046,399	$3.41
ISUs granted	3,336,396	$4.82
ISUs vested	(4,396,417)	$5.20
ISUs forfeited	(227,445)	$3.45
Unvested at September 30, 2021	6,758,933	$3.79
Vested and unreleased	183,569
Outstanding at September 30, 2021	6,942,502

The total grant date fair value of ISUs awarded was $16.1 million and $16.7 million for the nine months ended September 30, 2021 and 2020, respectively. The total fair value of ISUs vested was $24.2 million, and $2.7 million during the nine months ended September 30, 2021 and 2020, respectively.
At September 30, 2021, total unrecognized stock-based compensation cost related to ISUs, net of estimated forfeitures, was $17.2 million, which is expected to be recognized over a weighted-average period of 1.8 years. As of September 30, 2021, 6.4 million shares of ISUs are expected to vest.
Stock Options
Stock options awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and with a four-year vesting schedule. Stock option awards generally expire 10 years from the date of grant.
A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2020	8,142,348	$7.14	7.3	$2,638
Options granted	—	—
Options exercised	(127,913)	$4.79
Options cancelled or forfeited	(714,490)	$9.15
Options outstanding at September 30, 2021	7,299,945	$6.99	6.4	$9,418
Options exercisable at September 30, 2021	5,683,458	$7.01	6.1	$7,024
Options vested and expected to vest at September 30, 2021	7,183,948	$7.01	6.4	$9,116
There were no options granted to employees for the nine months ended September 30, 2021. The weighted-average grant date fair value of options granted to employees was $1.20 per share for the nine months ended September 30, 2020.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was nominal for the nine months ended September 30, 2021 and 2020.
At September 30, 2021, total unrecognized stock-based compensation cost related to stock options granted to employees, net of estimated forfeitures, was $5.8 million, which is expected to be recognized over a weighted-average period of 1.4 years.
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
During 2021, the first offering period provided to eligible employees is January 1, 2021 through June 30, 2021. The purchase price of common stock purchased under the ESPP is currently equal to 85% of the lesser of the fair market value of a share of common stock on: (1) the first trading day of an offering period and (2) the last trading of each offering period. At September 30, 2021, 3.5 million shares were reserved for issuance under the ESPP. No more than 3.5 million shares of common stock may be issued under the ESPP. As of September 30, 2021, 0.3 million shares have been issued under the ESPP and 3.2 million shares remained available for future issuance under the ESPP. Purchase rights granted under the ESPP are valued using the Black-Scholes pricing model.
NOTE 11.    INCOME TAX
Due to the current operating losses, the Company recorded zero income tax expense during the nine months ended September 30, 2021 and 2020, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.
Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”), carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of September 30, 2021. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.
The Company had unrecognized tax benefits of $3.2 million and $2.7 million at September 30, 2021 and December 31, 2020, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.
Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. At September 30, 2021 and December 31, 2020, there were no accrued interest and penalties related to uncertain tax positions.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the nine months ended September 30, 2021 and 2020.

NOTE 12.     NET LOSS PER SHARE
Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the periods ended September 30, 2021 and 2020 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share. The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	For the three and nine months ended September 30,
	2021	2020
Stock options outstanding	7,299,945	8,385,245
Warrants to purchase common stock - liability classified	2,036,733	2,156,153
Warrants to purchase common stock - equity classified	1,418,116	1,418,116
Unvested restricted stock units	6,758,933	8,765,591
Total	17,513,727	20,725,105
NOTE 13.    RELATED PARTY TRANSACTIONS
In December 2004, the Company entered into a licensing agreement with the University of Florida Research Foundation (“UFRF”) whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a 1% royalty, with a minimum $0.1 million royalty payment per quarter, from sales of products developed and sold by the Company utilizing the licensed patents. Minimum royalty payments in any calendar year are credited against earned royalties for such calendar year. Royalty expenses based on 1% of net sales were $0.1 million and $0.1 million during the three months ended September 30, 2021 and 2020, respectively, and were recorded as product cost of revenue. Royalty expenses based on 1% of net sales were $0.3 million and $0.5 million during the nine months ended September 30, 2021 and 2020, respectively, and were recorded as product cost of revenue.
In November 2019, the Company entered into a distribution agreement with Chindex Shanghai International Trading Company Limited (“Chindex”) which became effective in February 2020. Chindex is a subsidiary of Fosun International Limited (“Fosun”).
Under the distribution agreement, Chindex will act as the Company’s distributor and regulatory agent for the sale and delivery of its MRIdian products within the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. The distribution agreement has an initial term of five years with an option to renew for an additional five years. Under the distribution agreement, the Company will supply its products and services to Chindex based on an agreed upon price between the Company and Chindex. In accordance with the agreement, Chindex agreed to pay ViewRay an upfront fee, portions of which may be refundable under certain conditions, of $3.5 million, payable in three installments: (i) the first installment of $1.5 million due approximately 60 days after the effectiveness of the distribution agreement; (ii) the second installment of $1.0 million due on the first anniversary from the effective date of the agreement; and (iii) the third installment of $1.0 million due on the second anniversary from the effective date of the agreement. The Company has received the first and second installment of this payment as of September 30, 2021.
NOTE 14.    SUBSEQUENT EVENTS

On October 29, 2021, the Company entered into the Third Amendment (the “Third Amendment”) to the SVB loan. The Third Amendment amended the SVB Term Loan to (i) decrease the minimum liquidity ratio financial covenant from 1.70:1.00 to 1.35:1.00, and (ii) increase the prepayment premium from 3.00% to 3.50% for the first 30 months of the term and from 2.00% to 2.50% thereafter for the remaining term, for amounts prepaid under the SVB Term Loan prior to the maturity date thereof, subject to certain exceptions.

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
•We received initial 510(k) marketing clearance from the FDA for our treatment planning and delivery software in January 2011.
•We received 510(k) marketing clearance for MRIdian, with Cobalt-60 as the radiation source, in May 2012. We received permission to affix the CE mark to MRIdian with Cobalt-60 in November 2014, allowing MRIdian with Cobalt-60 to be sold within the European Economic Area (“EEA”).
•In August 2016, we received regulatory approval from the Japanese Ministry of Health, Labor and Welfare to market MRIdian with Cobalt-60 in Japan as well as from the China Food and Drug Administration to market MRIdian with Cobalt-60 in China.
•In September 2016, we received the CE mark for the MRIdian Linac (with a linear accelerator as the radiation source) in the EEA.
•In February 2017, we received 510(k) clearance from the FDA to market MRIdian Linac in the United States.

•In June 2017, we received 510(k) clearance to market RayZR™, our high-resolution beam-shaping multi-leaf collimator. We also received MRIdian Linac regulatory approval in Taiwan and Canada in August 2017, and in Israel in November 2017. In March 2018, we received regulatory approval from the Japanese Ministry of Health, Labor and Welfare to market MRIdian Linac in Japan.
•In February 2019, we received 510(k) clearance for advancements in MRI, 8 frames per second cine, and Functional imaging (T1/T2/DWI) and High-Speed MLC. In December 2019, we received the CE mark for these advancements in the EEA.
•We are also seeking required MRIdian Linac approvals in other countries.

Additionally, in September 2021 the Company received 510(k) pending status from the FDA on its recent submission for new MRIdian features focused on enhancing on-table adaptive workflow efficiency and expanding clinical utility.

MRIdian is the first radiation therapy solution that enables simultaneous radiation treatment delivery and real-time MRI imaging of a patient’s internal anatomy. It generates high-quality images that differentiate between the targeted tumor, surrounding soft tissue and nearby critical organs. MRIdian also records the level of radiation dose that the treatment area has received, enabling physicians to adapt the prescription between treatments, as needed. We believe this improved visualization and accurate dose recording will enable better treatment, improve patient outcomes and reduce side effects. Key benefits to users and patients include: improved imaging and patient alignment; the ability to adapt the patient’s radiation treatments to changes while the patient is still on the treatment table, or “on-table adaptive treatment planning”; MRI-based tissue tracking and automated beam gating; and an accurate recording of the delivered radiation dose. Physicians have already used MRIdian to treat a broad spectrum of radiation therapy patients with more than 65 different types of cancer, as well as patients for whom radiation therapy was previously not an option. Our customers have surpassed a significant milestone by treating approximately 16,000 patients on MRIdian systems to date.
At September 30, 2021, a total of 46 MRIdian systems, 2 MRIdian with Cobalt-60 systems and 44 MRIdian Linac systems, are in operation with 43 customers worldwide (19 in the United States and 24 outside the United States). In addition, 8 MRIdian Linacs have been delivered to customers that are in varying stages of deployment.
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
We generated total revenue of $19.2 million and $10.1 million and had net losses of $25.3 million and $28.1 million, during the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020 we generated total revenue of $49.7 million and $38.6 million and had net losses of $83.0 million and $81.8 million, respectively.
We expect to continue to incur significant expenses and operating losses for the foreseeable future, as we:
•navigate our business activities through the impacts of the coronavirus pandemic;
•continue our research and development efforts;
•seek regulatory approval for MRIdian in certain foreign countries; and
•operate as a public company.
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

Impact of the Coronavirus Disease
The coronavirus pandemic and its follow-on effects have impacted and will continue to impact business activity across industries worldwide, including ViewRay.
Due to pandemic-related factors like the delays in service from our global supply chain partners and restrictions imposed by government agencies and our customers in response to the spread of coronavirus, we have experienced delays in installation of systems in the United States, Asia and Europe. Similarly, our ability to conduct commercial efforts with our customers has been and is likely to continue to be disrupted as customers have in many cases suspended or minimized in-person sales calls in order to deal with the impact of the coronavirus on their operations. Should the impact of coronavirus persist, our ability to conduct our business and access capital markets will be negatively impacted; and capital equipment sales, which makes up the majority of our revenue, may take longer than other areas of the economy in a recovery, which may have a material impact on our business. The coronavirus pandemic continues to evolve, and its continued global economic impact may negatively impact our operations in areas that we are not aware of currently.
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
During the three months ended September 30, 2021, we received 7 new orders for MRIdian systems, totaling $39.4 million. At September 30, 2021, we had total backlog of $295.1 million.
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
Cost of Revenue
Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or net realizable value inventory (“LCNRV”) adjustments if the carrying value of the inventory is greater than its net realizable value. We recorded LCNRV charges of $0.4 million for the three and nine months ended September 30, 2021. We recorded LCNRV charges of nil and $0.2 million for the three and nine months ended September 30, 2020, respectively.
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
Results of Operations
The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Product	$14,126	$6,210	$36,422	$28,295
Service	4,933	3,758	12,954	9,909
Distribution rights	118	118	356	356
Total revenue	19,177	10,086	49,732	38,560
Cost of revenue:
Product	12,707	8,550	35,572	34,393
Service	4,576	2,600	13,616	8,380
Total cost of revenue	17,283	11,150	49,188	42,773
Gross profit (loss)	1,894	(1,064)	544	(4,213)
Operating expenses:
Research and development	8,370	5,245	22,783	17,793
Selling and marketing	4,296	2,669	10,196	11,585
General and administrative	12,519	16,031	42,016	47,046
Total operating expenses	25,185	23,945	74,995	76,424
Loss from operations	(23,291)	(25,009)	(74,451)	(80,637)
Interest income	4	5	9	787
Interest expense	(1,061)	(1,074)	(3,179)	(3,183)
Other (expense) income, net	(913)	(2,047)	(5,359)	1,224
Loss before provision for income taxes	$(25,261)	$(28,125)	$(82,980)	$(81,809)
Provision for income taxes	—	—	—	—
Net loss	$(25,261)	$(28,125)	$(82,980)	$(81,809)

Comparison of the three months ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Product	$14,126	$6,210	$7,916
Service	4,933	3,758	1,175
Distribution rights	118	118	—
Total revenue	$19,177	$10,086	$9,091
Total revenue during the three months ended September 30, 2021 increased by $9.1 million compared to the same period in 2020. The increase was due to a $1.2 million increase in service revenue and a $7.9 million increase in product revenue during the three months ended September 30, 2021 compared to the same period in 2020.
Product Revenue. Product revenue increased by $7.9 million for the three months ended September 30, 2021 compared to the same period in 2020. The Company recognized revenue for three MRIdian Linac systems in the three months ended September 30, 2021 as compared to one MRIdian Linac system during the same period in 2020.
Service Revenue. Service revenue increased by $1.2 million during the three months ended September 30, 2021 compared to the same period in 2020 primarily due to the increase in installed base.
Cost of Revenue

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Product	$12,707	$8,550	$4,157
Service	4,576	2,600	1,976
Total cost of revenue	$17,283	$11,150	$6,133
Product Cost of Revenue. Product cost of revenue increased by $4.2 million during the three months ended September 30, 2021 compared to the same period in 2020, primarily attributable to two additional MRIdian Linac systems recognized as revenue during the three months ended September 30, 2021.
Service Cost of Revenue. Service cost of revenue increased by $2.0 million during the three months ended September 30, 2021 compared to the same period in 2020, primarily due to the increase in installed base and freight expenses. Additionally, during the three months ended September 30, 2020, there was a decrease in cost of service-related inventory parts and coronavirus related travel and payroll reductions for our service personnel.
Operating Expenses

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Research and development	$8,370	$5,245	$3,125
Selling and marketing	4,296	2,669	1,627
General and administrative	12,519	16,031	(3,512)
Total operating expenses	$25,185	$23,945	$1,240
Research and Development. Research and development expenses during the three months ended September 30, 2021 increased by $3.1 million compared to the same period in 2020. The increase was primarily attributable to increased personnel and consulting expenses related to clinical studies and development of the newest generation of the MRIdian system which was submitted to the FDA for acceptance during the three months ended September 30, 2021.

Selling and Marketing. Selling and marketing expenses during the three months ended September 30, 2021 increased by $1.6 million compared to the same period in 2020. The increase was primarily attributable to an increase in personnel expenses as well as marketing expenses for in person events during the three months ended September 30, 2021.
General and Administrative. General and administrative expenses during the three months ended September 30, 2021 decreased by $3.5 million when compared to the same period in 2020. During the three months ended September 30, 2021, there was a $1.9 million and $2.4 million decrease in personnel and legal expenses, respectively, partially offset by an increase in office expenses as our office spaces began to reopen after the coronavirus shutdowns.
Interest Income

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Interest income	$4	$5	$(1)
Interest income remained flat during the three months ended September 30, 2021 compared to the same period in 2020.
Interest Expense

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Interest expense	$(1,061)	$(1,074)	$13
Interest expense related to the SVB Term Loan remained flat during the three months ended September 30, 2021 compared to the same period in 2020.
Other (Expense) Income, Net

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Other (expense) income, net	$(913)	$(2,047)	$1,134
Other (expense) income, net during the three months ended September 30, 2021 consisted primarily of a $0.9 million increase in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants as a result of the increase in the Company’s stock price. Other (expense) income, net during the three months ended September 30, 2020 consisted primarily of a $2.0 million increase in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants.
Comparison of the nine months ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Product	$36,422	$28,295	$8,127
Service	12,954	9,909	3,045
Distribution rights	356	356	—
Total revenue	$49,732	$38,560	$11,172
Total revenue during the nine months ended September 30, 2021 increased by $11.2 million compared to the same period in 2020. The increase was due to a $3.0 million increase in service revenue and a $8.1 million increase in product revenue.

Product Revenue. Product revenue increased by $8.1 million during the nine months ended September 30, 2021 compared to the same period in 2020. The Company recognized revenue for seven MRIdian Linac systems during the nine months ended September 30, 2021, as compared to five MRIdian Linac systems and one upgrade during the same period in 2020.
Service Revenue. Service revenue increased by $3.0 million during the nine months ended September 30, 2021 compared to the same period in 2020 due to the increase in installed base.
Cost of Revenue

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Product	$35,572	$34,393	$1,179
Service	13,616	8,380	5,236
Total cost of revenue	$49,188	$42,773	$6,415
Product Cost of Revenue. Product cost of revenue increased by $1.2 million during the nine months ended September 30, 2021 compared to the same period in 2020, primarily attributable to two additional MRIdian Linac systems recognized as revenue during the period and no upgrade cost recognized during the nine months ended September 30, 2021.
Service Cost of Revenue. Service cost of revenue increased by $5.2 million during the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to the increase in installed base and freight expenses. Additionally, during the nine months ended September 30, 2020, there was a decrease in cost of service-related inventory parts and coronavirus related travel and payroll reductions for our service personnel.
Operating Expenses

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Research and development	$22,783	$17,793	$4,990
Selling and marketing	10,196	11,585	(1,389)
General and administrative	42,016	47,046	(5,030)
Total operating expenses	$74,995	$76,424	$(1,429)
Research and Development. Research and development expenses during the nine months ended September 30, 2021 increased by $5.0 million compared to the same period in 2020. The increase was primarily attributable to increased personnel and consulting expenses related to clinical studies and development of the newest generation of the MRIdian system which was submitted to the FDA for acceptance during the third quarter of 2021.
Selling and Marketing. Selling and marketing expenses during the nine months ended September 30, 2021 decreased by $1.4 million compared to the same period in 2020. This decrease was primarily attributable to a $1.2 million decrease in personnel expense in the form of sales related compensation.
General and Administrative. General and administrative expenses during the nine months ended September 30, 2021 decreased by $5.0 million compared to the same period in 2020. This decrease was driven by a $4.4 million decrease in legal and professional service expenses and a $1.8 million decrease in personnel expenses, partially offset by a $1.4 million increase in office expenses as our office spaces began to reopen after the coronavirus shutdowns.
Interest Income

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Interest income	$9	$787	$(778)

Interest income decreased by $0.8 million during the nine months ended September 30, 2021 compared to the same period in 2020, primarily due an overall decrease in interest rates.
Interest Expense

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Interest expense	$(3,179)	$(3,183)	$4
Interest expense related to the SVB Term Loan remained flat during the nine months ended September 30, 2021 and 2020.
Other Income (Expense), Net

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Other (expense) income, net	$(5,359)	$1,224	$(6,583)
Other income (expense), net during the nine months ended September 30, 2021 consisted primarily of a $5.6 million increase in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants. Other income (expense), net during the nine months ended September 30, 2020 consisted primarily of a $1.3 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants.
Liquidity and Capital Resources
Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the nine months ended September 30, 2021 and 2020, we had net losses of $83.0 million and $81.8 million, respectively. At September 30, 2021, we had an accumulated deficit of $710.1 million.
At September 30, 2021, we had cash and cash equivalents of $149.9 million. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed and delivered. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and public or private debt. In January 2021, we raised aggregate gross proceeds of $57.4 million via a public offering, in which we sold approximately 11.9 million shares of our common stock at a price of $4.85 per share. We expect that our existing cash and cash equivalents, together with proceeds from the sales of MRIdian systems, will enable us to conduct our planned operations for at least the next 12 months.
In January 2019, we filed a registration statement with the SEC which covers the offering, issuance and sale of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units, including up to $100.0 million of our common shares pursuant to an at-the-market offering program with FBR Capital Markets & Co., now known as B. Riley Securities. There were no sales of our common stock pursuant to our at-the-market offering program during fiscal year 2019, fiscal year 2020 or the nine months ended September 30, 2021. The consummation of the January 2021 public offering of common stock effectively reduced the common shares available for issuance under the at-the-market offering program to approximately $42.9 million as of September 30, 2021.
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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(56,389)	$(59,680)
Cash used in investing activities	(839)	(2,201)
Cash provided by (used in) financing activities	50,408	(965)
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
Net cash used in operating activities for the nine months ended September 30, 2021 was $56.4 million, as compared to $59.7 million for the same period in 2020. The decrease in net cash flows used in operating activities as compared to the same period in 2020 is primarily driven by changes in working capital and higher margin on sales.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2021 and 2020 of $0.8 million and $2.2 million, respectively, resulted from capital expenditures to purchase property and equipment.
Financing Activities
During the nine months ended September 30, 2021, financing activities provided $50.4 million in cash, as compared to net cash used of $1.0 million for the same period in 2020. The increase in net cash flows from financing activities as compared to the same period in 2020 is primarily a result of the January 2021 public offering, partially offset by the cash used to pay taxes related to net share settlement of equity awards.
Off-Balance Sheet Arrangements and Contractual Obligations
We did not have any off-balance sheet arrangements as of September 30, 2021 and December 31, 2020. Additionally, there were no material changes to our contractual obligations described in our Annual Report on Form 10-K filed with the SEC on March 5, 2021.
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
There have been no significant changes to our accounting policies during the three and nine months ended September 30, 2021, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 5, 2021. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description	Form	Exhibit	Date Filed

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/2015

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/2015

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ViewRay, Inc., dated June 11, 2021.	8-K	3.1	06/11/2021

3.3	Second Amended and Restated Bylaws of ViewRay, Inc.	8-K	3.2	06/11/2021

10.1	Amended and restated 2015 Equity Incentive Award Plan Performance Share Award Grant Notice				X

10.2	Third Amendment dated as of October 29, 2021 to Loan and Security Agreement, by and among ViewRay, Inc., ViewRay Technologies, Inc. and Silicon Valley Bank.	8-K	10.1	11/01/2021

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWRAY, INC.

Dated: November 5, 2021	By:	/s/ Scott Drake
	Name:	Scott Drake
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2021	By:	/s/ Zachary Stassen
	Name:	Zachary Stassen
	Title:	Chief Financial Officer
(Principal Financial Officer)