Form 10-Q
period 2022-03-31
ViewRay, Inc.
filed 2022-05-06
CIK 1597313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of April 29, 2022, the registrant had 180,458,495 shares of common stock, $0.01 par value per share, outstanding.

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
Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, titled “Risk Factors” and discussed elsewhere in this Report, and in Part I, Item 1A, titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
VIEWRAY, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$180,061	$218,348
Accounts receivable	28,002	21,659
Inventory, net of allowance of $1,676 and $3,071, respectively	26,080	29,617
Deposits on purchased inventory	7,153	4,778
Deferred cost of revenue	5,439	3,342
Prepaid expenses and other current assets	5,285	5,803
Total current assets	252,020	283,547
Property and equipment, net	20,357	20,242
Restricted cash	4,596	1,460
Intangible assets, net	43	44
Right-of-use assets	9,080	9,661
Other assets	11,991	6,853
TOTAL ASSETS	$298,087	$321,807
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,252	$9,199
Accrued liabilities	18,427	26,555
Customer deposits	27,377	20,784
Operating lease liability, current	2,633	2,561
Current portion of long-term debt	8,056	3,222
Deferred revenue, current	13,879	13,920
Total current liabilities	79,624	76,241
Deferred revenue, net of current portion	7,507	4,232
Long-term debt	49,282	54,031
Warrant liabilities	3,965	6,795
Operating lease liability, noncurrent	7,373	8,066
Other long-term liabilities	2,831	2,647
TOTAL LIABILITIES	150,582	152,012
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at March 31, 2022 and December 31, 2021; 180,442,026 and 179,206,456 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,794	1,782
Additional paid-in capital	908,617	905,145
Accumulated deficit	(762,906)	(737,132)
TOTAL STOCKHOLDERS’ EQUITY	147,505	169,795
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$298,087	$321,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product	$13,426	$11,379
Service	5,331	4,027
Distribution rights	119	119
Total revenue	18,876	15,525
Cost of revenue:
Product	13,766	10,685
Service	5,016	4,518
Total cost of revenue	18,782	15,203
Gross profit	94	322
Operating expenses:
Research and development	7,870	6,510
Selling and marketing	6,884	2,848
General and administrative	12,814	15,639
Total operating expenses	27,568	24,997
Loss from operations	(27,474)	(24,675)
Interest income	5	2
Interest expense	(1,064)	(1,058)
Other (expense) income, net	2,759	(1,012)
Loss before provision for income taxes	$(25,774)	$(26,743)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(25,774)	$(26,743)
Net loss per share, basic and diluted	$(0.14)	$(0.17)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	179,740,732	160,138,327
The accompanying notes are an integral part of these condensed consolidated financial statements

VIEWRAY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	179,206,456	$1,782	$905,145	$(737,132)	$169,795
Issuance of common stock from option exercises	19,292	—	56	—	56
Stock-based compensation	—	—	5,032	—	5,032
Issuance of common stock from releases of restricted stock units	1,216,278	12	(12)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(1,604)	—	(1,604)
Net loss	—	—	—	(25,774)	(25,774)
Balance at March 31, 2022	180,442,026	$1,794	$908,617	$(762,906)	$147,505

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	148,615,351	$1,476	$755,874	$(627,084)	$130,266
Issuance of common stock from option exercises	6,021	—	19	—	19
Stock-based compensation	—	—	8,494	—	8,494
Issuance of common stock from releases of restricted stock units	1,209,870	12	(12)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(1,473)	—	(1,473)
Issuance of common stock upon public offering (net of offering cost of $3,991)	11,856,500	119	53,394	—	53,513
Issuance of common stock from warrant exercises	42,621	—	2	—	2
Reclassification of warrant liability to additional paid-in capital upon warrant exercises	—	—	327	—	327
Net loss	—	—	—	(26,743)	(26,743)
Balance at March 31, 2021	161,730,363	$1,607	$816,625	$(653,827)	$164,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,774)	$(26,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,244	1,648
Stock-based compensation	5,032	8,494
Accretion on asset retirement obligation	23	33
Change in fair value of warrant liabilities	(2,830)	947
Amortization of debt discount and interest accrual	246	239
Product upgrade reserve	—	600
Changes in operating assets and liabilities:
Accounts receivable	(6,343)	(4,800)
Inventory	3,640	2,783
Deposits on purchased inventory	(2,375)	(466)
Deferred cost of revenue	(2,097)	(356)
Prepaid expenses and other assets	(4,739)	420
Accounts payable	8	(2,391)
Accrued expenses and other long-term liabilities	(8,247)	(6,130)
Customer deposits and deferred revenue	9,827	(585)
Net cash used in operating activities	(32,385)	(26,307)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,218)	(336)
Net cash used in investing activities	(1,218)	(336)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock public offering, gross	—	57,385
Payment of offering costs related to common stock public offering	—	(3,991)
Proceeds from the exercise of stock options	56	19
Proceeds from the exercise of warrants	—	2
Payments for taxes related to net share settlement of equity awards	(1,604)	(1,473)
Net cash (used in) provided by financing activities	(1,548)	51,942
NET (DECREASE) INCREASE CASH DURING THE PERIOD	(35,151)	25,299
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	219,808	158,180
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$184,657	$183,479
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$819	$819
Cash paid for income taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock warrants reclassified from liability to additional paid-in capital upon exercise	$—	$327
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Transfer of property and equipment from inventory and deferred cost of revenue	$(103)	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$161	$129
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
Since inception, ViewRay Technologies, Inc. has devoted substantially all of its efforts towards research and development, initial selling and marketing activities, raising capital and the manufacturing, shipment and installation of MRIdian systems. In May 2012, ViewRay Technologies, Inc. was granted clearance from the U.S. Food and Drug Administration (“FDA”), to sell MRIdian with Cobalt-60. In November 2013, ViewRay Technologies, Inc. received its first clinical acceptance of a MRIdian with Cobalt-60 at a customer site, and the first patient was treated with that system in January 2014. ViewRay Technologies, Inc. has had the right to affix the CE mark to MRIdian with Cobalt-60 in the European Economic Area ("EEA") since November 2014. In September 2016, the Company received the rights to affix the CE mark to MRIdian Linac, and in February 2017, the Company received 510(k) clearance from the FDA to market MRIdian Linac. In February 2019, the Company received 510(k) clearance from the FDA for advancements in MRI, 8 frames per second cine, and Functional imaging (T1/T2/DWI) and High-Speed MLC. In December 2019, we received the CE mark for these advancements in the EEA. In December 2021, the Company received 510(k) clearance from the FDA on its recent submission for new MRIdian features (MRIdian A3i) focused on enhancing on-table adaptive workflow efficiency and expanding clinical utility.
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from public and private offerings and available borrowings under its term loan agreement, as well as cash receipts from its sales of MRIdian systems. These have historically been sufficient to meet working capital needs, capital expenditures, operating expenses, and debt service obligations. During the three months ended March 31, 2022, the Company incurred a net loss from operations of $27.5 million and net cash used in operations of $32.4 million. The Company believes that its existing cash balance of $180.1 million as of March 31, 2022, together with anticipated cash proceeds from sales of MRIdian systems, will be sufficient to provide liquidity to fund its obligations for at least the next 12 months.
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
In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022, and have not changed significantly since that filing.

NOTE 3.    BALANCE SHEET COMPONENTS
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prototype	$17,730	$17,730
Machinery and equipment	17,701	17,701
Leasehold improvements	14,088	14,088
Furniture and fixtures	1,295	1,295
Software	1,389	1,389
Construction in progress	2,755	1,397
Property and equipment, gross	54,958	53,600
Less: accumulated depreciation and amortization	(34,601)	(33,358)
Property and equipment, net	$20,357	$20,242
Depreciation and amortization expense related to property and equipment was $1.2 million and $1.5 million during the three months ended March 31, 2022 and 2021, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll and related benefits	$7,760	$17,080
Accrued accounts payable	4,420	3,740
Payroll withholding tax, sales and other tax payable	1,044	1,094
Accrued legal, accounting and professional fees	1,354	230
Product upgrade reserve	2,500	2,500
Other	1,349	1,911
Total accrued liabilities	$18,427	$26,555
Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Deferred revenue:
Product	$1,721	$1,322
Service	18,338	15,385
Distribution rights	1,327	1,445
Total deferred revenue	21,386	18,152
Less: current portion of deferred revenue	(13,879)	(13,920)
Noncurrent portion of deferred revenue	$7,507	$4,232

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued interest, noncurrent portion	$865	$704
Asset retirement obligation	985	962
Other accrued costs	981	981
Total other-long term liabilities	$2,831	$2,647
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
The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at March 31, 2022 and December 31, 2021. Level 3 liabilities that are measured on a recurring basis relate to the 2017 and 2016 Placement Warrants, as described in Note 9. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock, volatility and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 9). During the three months ended March 31, 2022, no warrants were exercised. During the three months ended March 31, 2021, warrants to purchase 113,161 shares of common stock were exercised and the aggregate fair value upon exercise of $0.3 million was reclassified from liabilities to additional paid-in-capital.
The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2022 and 2021, the Company recorded a gain of $2.8 million and a loss of $0.9 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. There were no transfers between Level 1, Level 2 and Level 3 in any periods presented.
The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At March 31, 2022
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$2,957	$2,957
2016 Placement Warrants Liability	—	—	1,008	1,008
Total	$—	$—	$3,965	$3,965

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$5,030	$5,030
2016 Placement Warrants Liability	—	—	1,765	1,765
Total	$—	$—	$6,795	$6,795
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

	Three Months Ended March 31,
	2022	2021
Fair value, beginning of period	$6,795	$4,864
Change in fair value of Level 3 financial liabilities	(2,830)	947
Fair value of 2016 Placement Warrants at exercise	—	(2)
Fair value of 2017 Placement Warrants at exercise	—	(325)
Fair value, end of period	$3,965	$5,484

NOTE 5.    DEBT
SVB Term Loan
In December 2018, the Company entered into a term loan agreement with Silicon Valley Bank (the “SVB Term Loan”). On December 31, 2019, the Company entered into the First Amendment to the SVB Term Loan. On October 30, 2020, the Company entered into the Second Amendment to the SVB Term Loan. On October 29, 2021, the Company entered into the Third Amendment to the SVB Term Loan.
As of March 31, 2022, the Company had $58.0 million outstanding under the SVB Term Loan.
Borrowings under the SVB Term loan bear interest at the greater of (i) a floating rate of 2.4% above the Prime Rate; or (ii) a fixed rate of 5.65%, and is payable monthly.
Beginning on November 1, 2022, borrowings under the SVB Term Loan amortize in thirty-six equal monthly payments. The final payment is equal to 3.7% of the aggregate principal amount. The maturity date of the SVB Term Loan is October 1, 2025.
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
The SVB Term Loan contains customary representations and warranties and customary affirmative and negative financial and nonfinancial covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions and transactions with affiliates.
The SVB Term Loan is subject to prepayment premiums of 3.5% for the first 30 months of the term and 2.50% thereafter for the remaining term, for amounts prepaid under the SVB Term Loan prior to the maturity date thereof, subject to certain exceptions.
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

The Company’s scheduled future payments on the SVB Term Loan at March 31, 2022 are as follows (in thousands):

Year Ended December 31,
The remainder of 2022	$3,222
2023	19,333
2024	19,333
2025	16,112
Total future principal payments	58,000
Less: unamortized debt discount	(662)
Carrying value of long-term debt	57,338
Less: current portion	(8,056)
Long-term portion	$49,282
NOTE 6.    COMMITMENTS AND CONTINGENCIES
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
Class Action Litigation
On September 13, 2019, a class action complaint for violation of federal securities laws was filed in U.S. District Court for the Northern District of Ohio against the Company, its chief executive officer, chief scientific officer, and former chief financial officer. On December 19, 2019, the court appointed Plymouth County Retirement Association as the lead plaintiff, and on February 28, 2020 the lead plaintiff filed an amended complaint asserting securities fraud claims against the Company, its chief executive officer, chief operating officer, chief scientific officer, and former chief executive officer and former chief financial officer. Now captioned Plymouth County Retirement Association v. ViewRay, Inc., et al., the amended complaint alleges that the Company violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts concerning the Company’s business, operations, and financial results, and seeks damages, interest, and other relief. On August 25, 2021, the District Court dismissed the lead plaintiff’s second amended complaint, with prejudice. On September 17, 2021, the lead plaintiff filed notice of its intent to appeal the District Court’s opinion and order dismissing the complaint to the Sixth Circuit Court of Appeals. The appeal is fully briefed and pending before the Sixth Circuit Court of Appeals. The Company believes the appeal is without merit and intends to vigorously defend the litigation.
Stockholder Derivative Lawsuit
On July 22, 2020, a stockholder derivative lawsuit, captioned Gile derivatively on behalf of ViewRay, Inc. v. ViewRay Inc., et al., was filed against ViewRay (as a nominal defendant) and certain of its current and former officers and directors in the U.S. District Court for the Northern District of Ohio. This action alleges, purportedly on behalf of ViewRay, that the officers and directors violated Section 14(a) of the Securities Exchange Act of 1934, as amended, breached their fiduciary duties, wasted corporate assets, and were unjustly enriched based on factual assertions substantially similar to those in the class action complaint described above. The complaint seeks, among other things, damages awarded to ViewRay, restitution and disgorgement of profits in an unspecified amount, and corporate reforms. Due to the overlap between the allegations in the derivative complaint and those in the putative securities class action complaint, this lawsuit is presently stayed, pending a decision on the appeal by the Sixth Circuit Court of Appeals.
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

Purchase Commitments
At March 31, 2022, the Company had $6.6 million in outstanding firm purchase commitments.
NOTE 7.    REVENUE
The Company derives revenue primarily from the sale of MRIdian systems and related services as well as support and maintenance services on sold systems. Revenue is categorized as product revenue, service revenue and distribution rights revenue.
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended March 31,
	2022	2021
U.S.
Product	$432	$5,067
Service	3,099	2,367
Total U.S. revenue	$3,531	$7,434

Outside of U.S. ("OUS")
Product	$12,994	$6,312
Service	2,232	1,660
Distribution rights	119	119
Total OUS revenue	$15,345	$8,091

Total
Product	$13,426	$11,379
Service	5,331	4,027
Distribution rights	119	119
Total revenue	$18,876	$15,525
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
Trade receivables are recorded at the original invoiced amount, net of an estimated allowance for doubtful accounts. Trade credit is generally extended on a short-term basis. The Company occasionally provides for long-term trade credit for its maintenance services so that the period between when the services are rendered to its customers and when the customers pay for that service is within one year. Thus, the Company’s trade receivables do not bear interest or contain a significant financing component. Long-term trade receivables of $10.3 million and $5.4 million were reported within other assets in the condensed consolidated balance sheets at March 31, 2022 and at December 31, 2021, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate and are expected to be collected two to three years from the date of invoice as the underlying maintenance services are rendered. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. This contract asset is recorded as an unbilled receivable and reported as part of accounts receivable on the consolidated balance sheets.
Trade receivables are periodically evaluated for collectability based on past credit history of the respective customers and their current financial condition. Changes in the estimated collectability of trade receivables are included in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the estimated allowance for credit losses. The Company generally does not require collateral for trade receivables. There were no estimated allowances for credit losses recorded at March 31, 2022 or December 31, 2021.
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
During the three months ended March 31, 2022 and 2021, the Company recognized $4.5 million and $4.2 million of revenue that was included in the deferred revenue balance at the beginning of the reporting period, respectively.
Variable Consideration
The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company estimates the transaction price at contract inception, including any variable consideration, and updates the estimate each reporting period for any changes. There were no amounts recognized during the three months ended March 31, 2022 from performance obligations satisfied in the prior period.

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
On November 16, 2021, the Company entered into an underwriting agreement with Piper Sandler & Co. and Stifel, Nicolaus & Company, Incorporated, as representatives of the several underwriters named therein, with respect to the issuance and sale by the Company of 14,375,000 shares of our common stock, which included the full exercise of the underwriters' option to purchase additional shares, at a price to the public of $5.60 per share. The Company completed the offering on November 18, 2021, and received net proceeds of approximately $75.1 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.
NOTE 9.    WARRANTS
Equity Classified Common Stock Warrants
In connection with a March 2018 direct registered offering (the “March 2018 Direct Registered Offering”), the Company issued (i) 4,090,000 shares of its common stock; (ii) 3,000,581 shares of its Series A convertible preferred stock and (iii) warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share (the “2018 Offering Warrants”). The 2018 Offering Warrants became exercisable upon issuance and expire in March 2025. None of the 2018 Offering Warrants have been exercised to date and they all remained outstanding at March 31, 2022.
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

The key terms of the 2017 and 2016 Placement Warrants are as follows:

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the nine months ended March 31, 2022	Warrants Outstanding at March 31, 2022
2017 Placement Warrants	January 2017	7 years	$3.17	—	1,500,022
2016 Placement Warrants	August and September 2016	7 years	$2.95	—	536,711
Total				—	2,036,733
During the three months ended March 31, 2022 and 2021, the Company recorded a gain of $2.8 million and a loss of $0.9 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. The fair value of the 2017 and 2016 Placement Warrants at March 31, 2022 and December 31, 2021, respectively, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	2017 Placement Warrants		2016 Placement Warrants
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Expected term (in years)	1.8	2.0	1.4	1.6
Expected volatility	85.0%	86.0%	84.6%	85.5%
Risk-free interest rate	2.2%	0.4%	1.9%	0.3%
Expected dividend yield	—%	—%	—%	—%
NOTE 10.    STOCK-BASED COMPENSATION
As of March 31, 2022, the Company had an active stock-based incentive compensation plan, an employee stock purchase plan and an equity inducement plan: the 2015 Equity Incentive Award Plan (as amended and restated, the “2015 Plan”), the 2015 Employee Stock Purchase Plan (as amended and restated, the “ESPP”), and the 2018 Equity Inducement Award Program (the “2018 Plan”), respectively. All new equity compensation grants are issued under these three plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.
The 2015 Plan and the 2018 Plan provide for the grant of stock and stock-based awards including stock options, restricted stock units (including deferred stock units), performance-based stock units, and stock appreciation rights. As of March 31, 2022, there were 2.6 million shares available for grant under the 2015 Plan and 2018 Plan. Subsequently, in April 2022, the Company's board of directors determined that the 2018 Plan was no longer required under ViewRay’s compensation program and terminated the 2018 Plan. No further awards will be granted under this plan and no such awards have been granted since August 16, 2021. As a result, all 1.5 million shares previously available for issuance under the 2018 Plan have been restored to the Company’s general authorized but unissued share reserve and are no longer set aside for grants under the 2018 Plan.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss is classified as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$176	$236
Research and development	724	637
Selling and marketing	693	295
General and administrative	3,439	7,326
Total stock-based compensation expense	$5,032	$8,494

The Company’s stock-based compensation expense is based on the value of the portion of share-based payment awards that are ultimately expected to vest, assuming estimated forfeitures at the time of grant. Stock-based compensation relating to stock-based awards granted to consultants was insignificant for the three months ended March 31, 2022 and 2021.
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
Performance share units (“PSUs”) are granted to the Company’s employees which vest based on the achievement of performance targets set by the Company based on a three-year performance period.
The grant date fair values of ISUs are based on the closing market price of our common stock on the grant date. Stock-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service period. For PSUs, compensation expense is updated for the Company’s expected performance level against performance goals at the end of each reporting period, which involves judgment as to achievement of certain performance metrics. More specifically, achievement of a compound annual revenue growth rate will result in a percentage payout of the target PSUs awarded. If the Company’s compound annual revenue growth rate is between threshold and target or between target and maximum, payouts will be linearly interpolated.
The table below summarizes the Company’s activity and related information for its ISUs:

	RSUs and DSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	5,536,925	$4.04	707,088		$4.66
ISUs granted	1,847,172	$4.21	1,600,549	(1)	$4.25
ISUs vested	(1,573,992)	$4.05	—		$—
ISUs forfeited	(117,372)	$4.01	(4,756)		$4.66
Unvested at March 31, 2022	5,692,733	$4.07	2,302,881		$4.38
Vested and unreleased	198,856		—
Outstanding at March 31, 2022	5,891,589		2,302,881
(1)     Includes PSUs granted in 2021 assuming a 150% payout.
The total grant date fair value of ISUs awarded was $12.9 million and $13.5 million for the three months ended March 31, 2022 and 2021, respectively. The total fair value of ISUs vested was $6.9 million, and $5.5 million during the three months ended March 31, 2022 and 2021, respectively.
At March 31, 2022, total unrecognized stock-based compensation cost related to ISUs, net of estimated forfeitures, was $23.4 million, which is expected to be recognized over a weighted-average period of 2.1 years. As of March 31, 2022, 6.9 million shares of ISUs are expected to vest.
Stock Options
Stock options awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and with a four-year vesting schedule. Stock option awards generally expire 10 years from the date of grant.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2021	7,156,776	$6.97	6.1	$5,203
Options granted	—	—
Options exercised	(19,292)	$2.91
Options cancelled or forfeited	(133,995)	$8.18
Options outstanding at March 31, 2022	7,003,489	$6.96	5.9	$2,651
Options exercisable at March 31, 2022	6,117,485	$7.06	5.7	$2,038
Options vested and expected to vest at March 31, 2022	6,938,310	$6.99	5.8	$2,560
There were no options granted to employees for the three months ended March 31, 2022 and 2021.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was nominal for the three months ended March 31, 2022 and 2021.
At March 31, 2022, total unrecognized stock-based compensation cost related to stock options granted to employees, net of estimated forfeitures, was $2.9 million, which is expected to be recognized over a weighted-average period of 1.2 years.
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
During 2022, the first offering period provided to eligible employees is January 1, 2022 through June 30, 2022. The purchase price of common stock purchased under the ESPP is currently equal to 85% of the lesser of the fair market value of a share of common stock on: (1) the first trading day of an offering period and (2) the last trading of each offering period. At March 31, 2022, 3.5 million shares were reserved for issuance under the ESPP. No more than 3.5 million shares of common stock may be issued under the ESPP. As of March 31, 2022, 0.3 million shares have been issued under the ESPP and 3.2 million shares remained available for future issuance under the ESPP. Purchase rights granted under the ESPP are valued using the Black-Scholes pricing model.
NOTE 11.    INCOME TAX
Due to the current operating losses, the Company recorded zero income tax expense during the three months ended March 31, 2022 and 2021, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”), carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of March 31, 2022. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.
The Company had unrecognized tax benefits of $3.5 million and $3.4 million at March 31, 2022 and December 31, 2021, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.
Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. At March 31, 2022 and December 31, 2021, there were no accrued interest and penalties related to uncertain tax positions.
NOTE 12.     NET LOSS PER SHARE
Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the periods ended March 31, 2022 and 2021 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share. The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	For the three months ended March 31,
	2022	2021
Stock options outstanding	7,003,489	8,096,905
Warrants to purchase common stock - liability classified	2,036,733	2,042,992
Warrants to purchase common stock - equity classified	1,418,116	1,418,116
Unvested restricted stock units	7,995,614	9,217,496
Total	18,453,952	20,775,509
NOTE 13.    RELATED PARTY TRANSACTIONS
Hudson Cooperation Agreement
Pursuant to the Cooperation Agreement with Hudson Executive Capital LP and certain of its affiliates (collectively, “Hudson”), the Company concurrently entered into a Consulting Agreement with Sai Nanduri, a Senior Investment Analyst and representative of Hudson, pursuant to which the Company expects to pay Mr. Nanduri $160,000 during 2022 and will consider Mr. Nanduri as a candidate for election to the Board at the 2023 annual meeting of shareholders.
License Agreement with University of Florida Research Foundation, Inc.
In December 2004, the Company entered into a licensing agreement with the University of Florida Research Foundation (“UFRF”) whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a 1% royalty, with a minimum $0.1 million royalty payment per quarter, from sales of products developed and sold by the Company utilizing the licensed patents. Minimum royalty payments in any calendar year are credited against earned royalties for such calendar year. Royalty expenses based on 1% of net sales were nominal and $0.1 million during the three months ended March 31, 2022 and 2021, respectively, and were recorded as product cost of revenue.
Distribution Agreement with Chindex Shanghai International Trading Company Limited
In November 2019, the Company entered into a distribution agreement with Chindex Shanghai International Trading Company Limited (“Chindex”) which became effective in February 2020. Chindex is a subsidiary of Fosun International Limited (“Fosun”).
Under the distribution agreement, Chindex will act as the Company’s distributor and regulatory agent for the sale and delivery of its MRIdian products within the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. The distribution agreement has an initial term of five years with an option to renew for an additional five years. Under the distribution agreement, the Company will supply its products and services to Chindex based on an agreed upon price between the Company and Chindex. In accordance with the agreement, Chindex agreed to pay ViewRay an upfront fee, portions of which may be refundable under certain conditions, of $3.5 million, payable in three installments: (i) the first installment of $1.5 million due approximately 60 days after the effectiveness of the distribution agreement; (ii) the second installment of $1.0 million due on the first anniversary from the effective date of the agreement; and (iii) the third installment of $1.0 million due on the second anniversary from the effective date of the agreement. The Company has received the first and second installments of this payment as of March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report filed with the SEC on February 25, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Quarterly Report and the Annual Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.
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
•In December 2021, the newest version of MRIdian, MRIdian A3i, received 510(k) marketing clearance from the FDA.
•We are also seeking required regulatory approvals for MRIdian in other countries, including CE mark for the EEA.

MRIdian is the first radiation therapy solution that enables simultaneous radiation treatment delivery and real-time MRI imaging of a patient’s internal anatomy. It generates high-quality images that differentiate between the targeted tumor, surrounding soft tissue and nearby critical organs. MRIdian also records the level of radiation dose that the treatment area has received, enabling physicians to adapt the prescription between treatments, as needed. We believe this improved visualization and accurate dose recording will enable better treatment, improve patient outcomes and reduce side effects. Key benefits to users and patients include: improved imaging and patient alignment; the ability to adapt the patient’s radiation treatments to changes while the patient is still on the treatment table, or “on-table adaptive treatment planning”; MRI-based tissue tracking and automated beam gating; and an accurate recording of the delivered radiation dose. Physicians have already used MRIdian to treat a broad spectrum of radiation therapy patients with more than 65 different types of cancer, as well as patients for whom radiation therapy was previously not an option. Our customers have surpassed a significant milestone by treating approximately 21,000 patients on MRIdian systems to date.
At March 31, 2022, a total of 50 MRIdian systems, 2 MRIdian with Cobalt-60 systems and 48 MRIdian Linac systems, are in operation with 47 customers worldwide (22 in the United States and 25 outside the United States). In addition, 10 MRIdian Linacs have been delivered to customers that are in varying stages of deployment.
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
We generated total revenue of $18.9 million and $15.5 million and had net losses of $25.8 million and $26.7 million, during the three months ended March 31, 2022 and 2021, respectively.
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic and its follow-on effects have impacted and will continue to impact business activity across industries worldwide, including ViewRay.
Due to pandemic-related factors like the delays in service from our global supply chain partners and travel and quarantine restrictions imposed by government agencies and our customers in response to the spread of COVID-19, we have experienced delays in installation of systems in the United States, Asia and Europe. Similarly, our ability to conduct commercial efforts with our customers has been and is likely to continue to be disrupted as customers are reintroducing in-person sales calls. If the economic effects and travel restrictions of the COVID-19 pandemic persist, our ability to conduct our business and access capital markets will be negatively impacted; and capital equipment sales, which make up the majority of our revenue, may take longer than other areas of the economy in a recovery, which may have a material impact on our business. The COVID-19 pandemic continues to evolve and its continued global economic impact may negatively impact our operations in areas that we are not aware of currently.
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations. However, as inflation has increased over the past two quarters, we are monitoring the potential impact on our business, including product cost in connection with the parts used in our manufacturing process, freight and transportation costs, and wage pressure. Should the increase in inflation persist, it may increase the costs for conducting our operations, which could adversely impact our profitability.
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
During the three months ended March 31, 2022, we received seven new orders for MRIdian systems, totaling $40.9 million. At March 31, 2022, we had total backlog of $331.0 million.
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

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue:
Product	$13,426	$11,379
Service	5,331	4,027
Distribution rights	119	119
Total revenue	18,876	15,525
Cost of revenue:
Product	13,766	10,685
Service	5,016	4,518
Total cost of revenue	18,782	15,203
Gross profit (loss)	94	322
Operating expenses:
Research and development	7,870	6,510
Selling and marketing	6,884	2,848
General and administrative	12,814	15,639
Total operating expenses	27,568	24,997
Loss from operations	(27,474)	(24,675)
Interest income	5	2
Interest expense	(1,064)	(1,058)
Other (expense) income, net	2,759	(1,012)
Loss before provision for income taxes	$(25,774)	$(26,743)
Provision for income taxes	—	—
Net loss	$(25,774)	$(26,743)
Comparison of the three months ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Product	$13,426	$11,379	$2,047
Service	5,331	4,027	1,304
Distribution rights	119	119	—
Total revenue	$18,876	$15,525	$3,351
Total revenue during the three months ended March 31, 2022 increased by $3.4 million compared to the same period in 2021. The increase was due to a $1.3 million increase in service revenue and a $2.0 million increase in product revenue during the three months ended March 31, 2022 compared to the same period in 2021.
Product Revenue. Product revenue increased by $2.0 million for the three months ended March 31, 2022 compared to the same period in 2021. The Company recognized revenue for three MRIdian Linac systems in the three months ended March 31, 2022 as compared to two MRIdian Linac systems during the same period in 2021.
Service Revenue. Service revenue increased by $1.3 million during the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the increase in installed base.

Cost of Revenue

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Product	$13,766	$10,685	$3,081
Service	5,016	4,518	498
Total cost of revenue	$18,782	$15,203	$3,579
Product Cost of Revenue. Product cost of revenue increased by $3.1 million during the three months ended March 31, 2022 compared to the same period in 2021, primarily attributable to one additional MRIdian Linac system recognized as revenue during the three months ended March 31, 2022.
Service Cost of Revenue. Service cost of revenue increased by $0.5 million during the three months ended March 31, 2022 compared to the same period in 2021, primarily due to the increase in installed base.
Operating Expenses

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Research and development	$7,870	$6,510	$1,360
Selling and marketing	6,884	2,848	4,036
General and administrative	12,814	15,639	(2,825)
Total operating expenses	$27,568	$24,997	$2,571
Research and Development. Research and development expenses during the three months ended March 31, 2022 increased by $1.4 million compared to the same period in 2021. The increase was primarily attributable to increased personnel and consulting expenses.
Selling and Marketing. Selling and marketing expenses during the three months ended March 31, 2022 increased by $4.0 million compared to the same period in 2021. The increase was primarily attributable to an increase in personnel expenses, as well as travel and marketing related expenses for in person events during the three months ended March 31, 2022.
General and Administrative. General and administrative expenses during the three months ended March 31, 2022 decreased by $2.8 million when compared to the same period in 2021. During the three months ended March 31, 2022, there was a $4.2 million decrease in personnel, partially offset by an increase in legal expenses as well as office expenses.
Interest Income

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Interest income	$5	$2	$3
Interest income remained flat during the three months ended March 31, 2022 compared to the same period in 2021.
Interest Expense

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Interest expense	$(1,064)	$(1,058)	$(6)
Interest expense related to the SVB Term Loan remained flat during the three months ended March 31, 2022 compared to the same period in 2021.

Other (Expense) Income, Net

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Other (expense) income, net	$2,759	$(1,012)	$3,771
Other (expense) income, net during the three months ended March 31, 2022 consisted primarily of a $2.8 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants as a result of the decrease in the Company’s stock price. Other (expense) income, net during the three months ended March 31, 2021 consisted primarily of a $0.9 million increase in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants.
Liquidity and Capital Resources
Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the three months ended March 31, 2022 and 2021, we had net losses of $25.8 million and $26.7 million, respectively. At March 31, 2022, we had an accumulated deficit of $762.9 million.
At March 31, 2022, we had cash and cash equivalents of $180.1 million. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed and delivered. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and public or private debt. We expect that our existing cash and cash equivalents, together with proceeds from the sales of MRIdian systems, will enable us to conduct our planned operations for at least the next 12 months.
In November 2021 we filed an automatically effective registration statement with the SEC that covers the offering, issuance and sale of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units in amounts to be determined.
We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future operating needs. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in Part II, Item 1A of this report.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(32,385)	$(26,307)
Cash used in investing activities	(1,218)	(336)
Cash (used in) provided by financing activities	(1,548)	51,942
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
Net cash used in operating activities for the three months ended March 31, 2022 was $32.4 million, as compared to $26.3 million for the same period in 2021. The decrease in net cash flows used in operating activities as compared to the same period in 2020 is primarily driven by changes in working capital.

Investing Activities
Cash used in investing activities for the three months ended March 31, 2022 and 2021 of $1.2 million and $0.3 million, respectively, resulted from capital expenditures to purchase property and equipment.
Financing Activities
During the three months ended March 31, 2022, financing activities used $1.5 million in cash, as compared to net cash provided by $51.9 million for the same period in 2021. The decrease in net cash flows from financing activities as compared to the same period in 2021 is primarily a result of the January 2021 public offering, partially offset by the cash used to pay taxes related to net share settlement of equity awards.
Off-Balance Sheet Arrangements and Contractual Obligations
We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021. Additionally, there were no material changes to our contractual obligations described in our Annual Report on Form 10-K filed with the SEC on February 25, 2022.
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
There have been no significant changes to our accounting policies during the three months ended March 31, 2022, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 25, 2022. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Risk Management
In the normal course of business, we are exposed to the impact of interest rate changes on our SVB Term Loan. See our risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021.
We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in interest rates at March 31, 2022. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, expenses with respect to interest rate fluctuations will depend on the exposures that arise during a future period and the prevailing interest rates.
Interest Rate Risk
We are exposed to the impact of interest rate changes on future earnings and cash flows.
Our market risk exposure relates primarily to changes in interest rates on our Credit Facility. At March 31, 2022, our SVB Term Loan bore interest at a variable rate. For more information on the SVB Term Loan see Note 5.
At March 31, 2022, the effective interest rate on our SVB Term Loan was 7.4%. Changes in interest rates can cause interest expense to fluctuate on our variable rate debt. On the basis of our sensitivity analysis, a hypothetical increase of 100 basis points (1%) in interest rates would have a $0.6 million annual impact on our interest expense.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021. If any of the risks discussed in our Annual Report on Form 10-K are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description	Form	Exhibit	Date Filed

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/2015

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/2015

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ViewRay, Inc., dated June 11, 2021.	8-K	3.1	06/11/2021

3.3	Second Amended and Restated Bylaws of ViewRay, Inc.	8-K	3.2	06/11/2021

10.1	Amended and restated 2015 Equity Incentive Award Plan Performance Share Award Grant Notice	10-Q	10.1	11/5/2021

10.2	Cooperation Agreement dated March 8, 2022, by and between ViewRay, Inc. and Hudson Executive Capital LP, on behalf of itself and certain of its affiliates (collectively, “Hudson”).	8-K	10.1	03/09/2022

10.3+	Development and Supply Agreement, effective April 4, 2022, by and between ViewRay Technologies, Inc. and Siemens Healthcare GmbH.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
+ Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWRAY, INC.

Dated: May 6, 2022	By:	/s/ Scott Drake
	Name:	Scott Drake
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2022	By:	/s/ Zachary Stassen
	Name:	Zachary Stassen
	Title:	Chief Financial Officer
(Principal Financial Officer)