Form 10-Q
period 2022-06-30
ViewRay, Inc.
filed 2022-08-03
CIK 1597313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of July 29, 2022, the registrant had 181,009,565 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
VIEWRAY, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$157,594	$218,348
Accounts receivable	33,014	21,659
Inventory, net of allowance of $1,676 and $3,071, respectively	29,380	29,617
Deposits on purchased inventory	6,560	4,778
Deferred cost of revenue	1,568	3,342
Prepaid expenses and other current assets	5,294	5,803
Total current assets	233,410	283,547
Property and equipment, net	20,233	20,242
Restricted cash	4,596	1,460
Intangible assets, net	41	44
Right-of-use assets	7,006	9,661
Other assets	11,758	6,853
TOTAL ASSETS	$277,044	$321,807
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,853	$9,199
Accrued liabilities	15,937	26,555
Customer deposits	24,950	20,784
Operating lease liability, current	2,708	2,561
Current portion of long-term debt	—	3,222
Deferred revenue, current	16,284	13,920
Total current liabilities	76,732	76,241
Deferred revenue, net of current portion	6,376	4,232
Long-term debt	58,507	54,031
Warrant liabilities	1,910	6,795
Operating lease liability, noncurrent	6,666	8,066
Other long-term liabilities	2,035	2,647
TOTAL LIABILITIES	152,226	152,012
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at June 30, 2022 and December 31, 2021; 180,997,543 and 179,206,456 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,800	1,782
Additional paid-in capital	913,557	905,145
Accumulated deficit	(790,539)	(737,132)
TOTAL STOCKHOLDERS’ EQUITY	124,818	169,795
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,044	$321,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product	$16,457	$10,917	$29,883	$22,296
Service	5,573	3,994	10,904	8,021
Distribution rights	119	119	238	238
Total revenue	22,149	15,030	41,025	30,555
Cost of revenue:
Product	16,194	12,180	29,960	22,865
Service	4,864	4,522	9,880	9,040
Total cost of revenue	21,058	16,702	39,840	31,905
Gross profit (loss)	1,091	(1,672)	1,185	(1,350)
Operating expenses:
Research and development	8,412	7,903	16,281	14,413
Selling and marketing	7,545	3,052	14,429	5,900
General and administrative	13,108	13,858	25,923	29,497
Impairment charges	1,816	—	1,816	—
Total operating expenses	30,881	24,813	58,449	49,810
Loss from operations	(29,790)	(26,485)	(57,264)	(51,160)
Interest income	83	3	88	5
Interest expense	(192)	(1,060)	(1,256)	(2,118)
Other (expense) income, net	2,266	(3,434)	5,025	(4,446)
Loss before provision for income taxes	$(27,633)	$(30,976)	$(53,407)	$(57,719)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(27,633)	$(30,976)	$(53,407)	$(57,719)
Net loss per share, basic and diluted	$(0.15)	$(0.19)	$(0.30)	$(0.36)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	180,551,041	162,238,348	180,150,867	161,217,083
The accompanying notes are an integral part of these condensed consolidated financial statements

VIEWRAY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	179,206,456	$1,782	$905,145	$(737,132)	$169,795
Issuance of common stock from option exercises	19,292	—	56	—	56
Stock-based compensation	—	—	5,032	—	5,032
Issuance of common stock from releases of restricted stock units	1,216,278	12	(12)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(1,604)	—	(1,604)
Net loss	—	—	—	(25,774)	(25,774)
Balance at March 31, 2022	180,442,026	$1,794	$908,617	$(762,906)	$147,505
Issuance of common stock from option exercises	4,916	—	11	—	11
Stock-based compensation	—	—	5,101	—	5,101
Issuance of common stock from releases of restricted stock units	406,895	4	(4)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(490)	—	(490)
Issuance of common stock from employee stock purchase plan	143,706	2	322	—	324
Net loss	—	—	—	(27,633)	(27,633)
Balance at June 30, 2022	180,997,543	$1,800	$913,557	$(790,539)	$124,818
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

VIEWRAY, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,407)	$(57,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,643	3,171
Stock-based compensation	10,133	14,949
Accretion on asset retirement obligation	46	61
Change in fair value of warrant liabilities	(4,885)	4,701
Impairment of right-of-use asset and related fixed assets	1,816	—
Amortization of debt discount and interest accrual	477	471
Product upgrade reserve	(1,600)	1,000
Changes in operating assets and liabilities:
Accounts receivable	(11,355)	(3,647)
Inventory	256	4,763
Deposits on purchased inventory	(1,782)	(1,595)
Deferred cost of revenue	1,774	755
Prepaid expenses and other assets	(4,630)	(5,397)
Accounts payable	7,611	(2,508)
Accrued expenses and other long-term liabilities	(10,104)	(1,374)
Customer deposits and deferred revenue	8,674	2,057
Net cash used in operating activities	(54,333)	(40,312)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,666)	(568)
Net cash used in investing activities	(2,666)	(568)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock public offering, gross	—	57,385
Payment of offering costs related to common stock public offering	—	(3,991)
Proceeds from term loan modification	2,000	—
Payment of debt issuance costs	(914)	—
Proceeds from the exercise of stock options	67	184
Proceeds from the exercise of warrants	—	2
Proceeds from employee stock purchase plan	322	264
Payments for taxes related to net share settlement of equity awards	(2,094)	(2,759)
Net cash (used in) provided by financing activities	(619)	51,085
NET (DECREASE) INCREASE CASH DURING THE PERIOD	(57,618)	10,205
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	219,808	158,180
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$162,190	$168,385
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,695	$1,648
Cash paid for income taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock warrants reclassified from liability to additional paid-in capital upon exercise	$—	$351
Transfer of property and equipment from inventory and deferred cost of revenue	$19	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$161	$351
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
Since inception, ViewRay Technologies, Inc. has devoted substantially all of its efforts towards research and development, selling and marketing activities, raising capital and the manufacturing, shipment and installation of MRIdian systems. In May 2012, ViewRay Technologies, Inc. was granted clearance from the U.S. Food and Drug Administration (“FDA”), to sell MRIdian with Cobalt-60. In November 2013, ViewRay Technologies, Inc. received its first clinical acceptance of a MRIdian with Cobalt-60 at a customer site, and the first patient was treated with that system in January 2014. ViewRay Technologies, Inc. has had the right to affix the CE mark to MRIdian with Cobalt-60 in the European Economic Area ("EEA") since November 2014. In September 2016, the Company received the rights to affix the CE mark to MRIdian Linac, and in February 2017, the Company received 510(k) clearance from the FDA to market MRIdian Linac. In February 2019, the Company received 510(k) clearance from the FDA for advancements in MRI, 8 frames per second cine, and Functional imaging (T1/T2/DWI) and High-Speed MLC. In December 2019, we received the CE mark for these advancements in the EEA. In December 2021, the Company received 510(k) clearance from the FDA on its recent submission for new MRIdian features (MRIdian A3i) focused on enhancing on-table adaptive workflow efficiency and expanding clinical utility.
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from public and private offerings and available borrowings under its term loan agreement, as well as cash receipts from its sales of MRIdian systems. These have historically been sufficient to meet working capital needs, capital expenditures, operating expenses, and debt service obligations. During the six months ended June 30, 2022, the Company incurred a net loss from operations of $53.4 million and net cash used in operations of $54.3 million. The Company believes that its existing cash balance of $157.6 million as of June 30, 2022, together with anticipated cash proceeds from sales of MRIdian systems, will be sufficient to provide liquidity to fund its obligations for at least the next 12 months.
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
In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022, and have not changed significantly since that filing.

NOTE 3.    BALANCE SHEET COMPONENTS
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prototype	$17,785	$17,730
Machinery and equipment	19,213	17,701
Leasehold improvements	14,005	14,088
Furniture and fixtures	1,540	1,295
Software	1,389	1,389
Construction in progress	2,074	1,397
Property and equipment, gross	56,006	53,600
Less: accumulated depreciation and amortization	(35,773)	(33,358)
Property and equipment, net	$20,233	$20,242
Depreciation and amortization expense related to property and equipment was $1.2 million and $1.6 million during the three months ended June 30, 2022 and 2021, and $2.6 million and $3.2 million during the six months ended June 30, 2022 and 2021, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued payroll and related benefits	$9,559	$17,080
Accrued accounts payable	1,172	3,740
Payroll withholding tax, sales and other tax payable	1,268	1,094
Accrued legal, accounting and professional fees	571	230
Product upgrade reserve	900	2,500
Other	2,467	1,911
Total accrued liabilities	$15,937	$26,555
Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Deferred revenue:
Product	$1,991	$1,322
Service	19,461	15,385
Distribution rights	1,208	1,445
Total deferred revenue	22,660	18,152
Less: current portion of deferred revenue	(16,284)	(13,920)
Noncurrent portion of deferred revenue	$6,376	$4,232

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued interest, noncurrent portion	$45	$704
Asset retirement obligation	1,008	962
Other accrued costs	982	981
Total other-long term liabilities	$2,035	$2647
NOTE 4.    FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:
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
The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at June 30, 2022 and December 31, 2021. Level 3 liabilities that are measured on a recurring basis relate to the 2017 and 2016 Placement Warrants, as described in Note 9. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock, volatility, and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 9). During the six months ended June 30, 2022, no warrants were exercised. During the six months ended June 30, 2021, warrants to purchase 119,420 shares of common stock were exercised and the aggregate fair value upon exercise of $0.4 million was reclassified from liabilities to additional paid-in-capital.
The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. During the three months ended June 30, 2022 and 2021, the Company recorded a gain of $2.1 million and a loss of $3.8 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. During the six months ended June 30, 2022 and 2021, the Company recorded a gain of $4.9 million and a loss of $4.7 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. There were no transfers between Level 1, Level 2 and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At June 30, 2022
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$1,447	$1,447
2016 Placement Warrants Liability	—	—	463	463
Total	$—	$—	$1,910	$1,910

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$5,030	$5,030
2016 Placement Warrants Liability	—	—	1,765	1,765
Total	$—	$—	$6,795	$6,795
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value, beginning of period	$3,965	$5,484	$6,795	$4,864
Change in fair value of Level 3 financial liabilities	(2,055)	3,753	(4,885)	4,701
Fair value of 2016 Placement Warrants at exercise	—	—	—	(2)
Fair value of 2017 Placement Warrants at exercise	—	(25)	—	(351)
Fair value, end of period	$1,910	$9,212	$1,910	$9,212
Non-Financial Assets and Liabilities
The Company’s non-financial instruments, which primarily consist of intangible assets, right-of-use (“ROU”) assets, and property and equipment, are measured at fair value on a non-recurring basis and are reported at carrying value. These assets are subject to fair value adjustments when events or changes in circumstances indicate a significant adverse effect on the fair value of the asset. Impairment charges are recorded to reduce the carrying amount of the assets to their fair value.
During the six months ended June 30, 2022, the Company recorded impairment charges of $1.5 million on its ROU asset for one of the Mountain View, California office spaces and $0.3 million on the related furniture and fixtures to reduce the carrying value to their estimated fair value in connection with the sublease discussed in Note 6.
The fair value of ROU asset and related furniture and fixtures was determined based on Level 3 measurements. Inputs to this fair value measurements included a valuation model that measures the present value of remaining lease payments less estimated sublease income at a discount rate that captures the risk associated with the future cash flows.
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
On May 31, 2022, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to SVB Term Loan. The Fourth Amendment, among other things, amended the SVB Term Loan to: (i) increase the term loan agreement principal amount from $58.0 million to $60 million, (ii) revise the maturity date to October 1, 2027, and (iii) revise the payment schedule for the outstanding principal balance to 37 equal payments of principal to begin on October 1, 2024. The amendment was treated as a debt modification.
As of June 30, 2022, the Company had $60 million outstanding under the SVB Term Loan.
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
The Company’s scheduled future payments on the SVB Term Loan at June 30, 2022 are as follows (in thousands):

Year Ended December 31,
The remainder of 2022	$—
2023	—
2024	6,486
2025	19,460
2026	19,460
Thereafter	14,594
Total future principal payments	60,000
Less: unamortized debt discount	(1,493)
Carrying value of long-term debt	58,507
Less: current portion	—
Long-term portion	$58,507
NOTE 6.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company entered into agreements to lease office space in Oakwood Village, Ohio, Mountain View, California and Denver, Colorado under noncancelable operating lease agreements. The table below summarizes the Company’s office space leases:

	Approximate Square Footage	Lease Expiration
Oakwood Village, Ohio	19,800	October 2026
Mountain View, California	25,500	July 2025
Mountain View, California	24,600	December 2025
Denver, Colorado	12,800	October 2024
In recognition of the ROU assets and the related lease liabilities, the options to extend the lease term have not been included as the Company is not reasonably certain that it will exercise any such option.
In March 2022, the Company entered into an agreement to sublease all 24,600 rentable square feet of one of its Mountain View office spaces to a subtenant to offset its cash outflow. The sublease commenced on May 2, 2022 and will expire on March 31, 2024, unless earlier terminated in accordance with the sublease agreement.

Sublease income is recognized on straight-line basis over the term of the sublease agreement and is recorded separately from the related rent expense from the Mountain View office space within interest and other income, net in the condensed consolidated statements of operations and comprehensive loss. The sublease provides for annual base rent of approximately $0.5 million in the first year (subject to an abatement of base rent for the first two months of the sublease) and approximately $0.6 million in the second year. The sublessee is responsible for its pro rata share of certain costs, taxes and operating expenses related to the subleased space, the consideration for which is variable and recorded net of the Company’s operating costs in the office space. Variable lease consideration that does not depend on an index or rate is allocated to a non-lease component and is recognized over time in accordance with the pattern of transfer. The variable consideration relates exclusively to non-lease components representing such services and will be recognized as incurred. For the three and six months ended June 30, 2022, gross sublease income of $0.1 million was recorded.
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
Class Action Litigation
On September 13, 2019, a class action complaint for violation of federal securities laws was filed in U.S. District Court for the Northern District of Ohio against the Company, its chief executive officer, chief scientific officer, and former chief financial officer. On December 19, 2019, the court appointed Plymouth County Retirement Association as the lead plaintiff, and on February 28, 2020 the lead plaintiff filed an amended complaint asserting securities fraud claims against the Company, its chief executive officer, chief operating officer, chief scientific officer, and former chief executive officer and former chief financial officer. Now captioned Plymouth County Retirement Association v. ViewRay, Inc., et al., the amended complaint alleges that the Company violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts concerning the Company’s business, operations, and financial results, and seeks damages, interest, and other relief. On August 25, 2021, the District Court dismissed the lead plaintiff’s second amended complaint, with prejudice. On September 17, 2021, the lead plaintiff filed notice of its intent to appeal the District Court’s opinion and order dismissing the complaint to the Sixth Circuit Court of Appeals. Oral arguments were presented by the parties on July 28, 2022 and the appeal remains pending before the Sixth Circuit Court of Appeals. The Company believes the appeal is without merit and intends to vigorously defend the litigation.
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
Purchase Commitments
The Company has various manufacturing contracts with vendors as part of the normal course of its business. In order to manage future demand for its product, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon backlog and estimated delivery of systems. Some of the parts used for the production of the MRIdian system have lead times of several months to over a year, as such it is necessary to order such inventory in advance to ensure the demands from the market are covered. As of June 30, 2022, the Company had $16.2 million of non-cancelable purchase commitments for inventory.
NOTE 7.    REVENUE
The Company derives revenue primarily from the sale of MRIdian systems and related services as well as support and maintenance services on sold systems. Revenue is categorized as product revenue, service revenue and distribution rights revenue.
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S.
Product	$10,030	$10,140	$10,462	$15,207
Service	3,183	2,335	6,283	4,702
Total U.S. revenue	$13,213	$12,475	$16,745	$19,909

Outside of U.S. ("OUS")
Product	$6,427	$777	$19,421	$7,089
Service	2,390	1,659	4,621	3,319
Distribution rights	119	119	238	238
Total OUS revenue	$8,936	$2,555	$24,280	$10,646

Total
Product	$16,457	$10,917	$29,883	$22,296
Service	5,573	3,994	10,904	8,021
Distribution rights	119	119	238	238
Total revenue	$22,149	$15,030	$41,025	$30,555
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
Trade receivables are recorded at the original invoiced amount, net of an estimated allowance for doubtful accounts. Trade credit is generally extended on a short-term basis. The Company occasionally provides for long-term trade credit for its maintenance services so that the period between when the services are rendered to its customers and when the customers pay for that service is within one year. Thus, the Company’s trade receivables do not bear interest or contain a significant financing component. Long-term trade receivables of $10.1 million and $5.4 million were reported within other assets in the condensed consolidated balance sheets at June 30, 2022 and at December 31, 2021, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate and are expected to be collected two to three years from the date of invoice as the underlying maintenance services are rendered. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. This contract asset is recorded as an unbilled receivable and reported as part of accounts receivable on the consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the contract asset was $11.8 million and $10.6 million, respectively.
Trade receivables are periodically evaluated for collectability based on past credit history of the respective customers and their current financial condition. Changes in the estimated collectability of trade receivables are included in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the estimated allowance for credit losses. The Company generally does not require collateral for trade receivables. There were no estimated allowances for credit losses recorded at June 30, 2022 or December 31, 2021.
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
During the three months ended June 30, 2022 and 2021, the Company recognized $5.1 million and $2.7 million of revenue that was included in the deferred revenue balance at the beginning of the reporting period, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized $8.3 million and $6.9 million of revenue that was included in the deferred revenue balance at the beginning of the reporting period, respectively.

Variable Consideration
The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company estimates the transaction price at contract inception, including any variable consideration, and updates the estimate each reporting period for any changes. There were no amounts recognized during the three and six months ended June 30, 2022 from performance obligations satisfied in the prior period.
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
NOTE 9.    WARRANTS
Equity Classified Common Stock Warrants
In connection with a March 2018 direct registered offering (the “March 2018 Direct Registered Offering”), the Company issued (i) 4,090,000 shares of its common stock; (ii) 3,000,581 shares of its Series A convertible preferred stock and (iii) warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share (the “2018 Offering Warrants”). Effective April 19, 2018, all outstanding shares of Series A convertible preferred stock were converted into shares of common stock at a conversion ratio of 1 to 1, after which time no shares of Series A convertible preferred stock were outstanding. The Company had no outstanding preferred stock as of June 30, 2022.
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
The key terms of the 2017 and 2016 Placement Warrants are as follows:

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the nine months ended June 30, 2022	Warrants Outstanding at June 30, 2022
2017 Placement Warrants	January 2017	7 years	$3.17	—	1,500,022
2016 Placement Warrants	August and September 2016	7 years	$2.95	—	536,711
Total				—	2,036,733
During the six months ended June 30, 2022 and 2021, the Company recorded a gain of $4.9 million and a loss of $4.7 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. The fair value of the 2017 and 2016 Placement Warrants at June 30, 2022 and December 31, 2021, respectively, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	2017 Placement Warrants		2016 Placement Warrants
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Expected term (in years)	1.6	2.0	1.1	1.6
Expected volatility	85.1%	86.0%	84.8%	85.5%
Risk-free interest rate	2.9%	0.4%	2.8%	0.3%
Expected dividend yield	—%	—%	—%	—%
NOTE 10.    STOCK-BASED COMPENSATION
As of June 30, 2022, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2015 Equity Incentive Award Plan (as amended and restated, the “2015 Plan”), and the 2015 Employee Stock Purchase Plan (as amended and restated, the “ESPP”), respectively. All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. At the recommendation of the Company’s Board of Directors, the shareholders approved an amendment to the 2015 Plan on June 10, 2022, which increased the number of shares available for issuance under the 2015 Plan by 6,300,000 shares of Common Stock.

During the quarter, the Board determined the 2018 Inducement Program (“2018 Plan”) was no longer required under ViewRay’s compensation program and terminated it effective April 19, 2022. No further awards will be granted under this plan and no such awards have been granted since August 16, 2021. As a result, all 1,501,304 shares previously available for issuance under the 2018 Plan have been restored to the Company’s general authorized but unissued share reserve and are no longer set aside for grants under the 2018 Plan.
The 2015 Plan provides for the grant of stock and stock-based awards including stock options, restricted stock units (including deferred stock units), performance-based stock units, and stock appreciation rights. As of June 30, 2022, there were 7.0 million shares available for grant under the 2015 Plan.

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss is classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$180	$397	$356	$632
Research and development	649	675	1,373	1,311
Selling and marketing	555	454	1,248	748
General and administrative	3,716	4,929	7,155	12,258
Total stock-based compensation expense	$5,100	$6,455	$10,132	$14,949
The Company’s stock-based compensation expense is based on the value of the portion of share-based payment awards that are ultimately expected to vest, assuming estimated forfeitures at the time of grant. Stock-based compensation relating to stock-based awards granted to consultants was insignificant for the six months ended June 30, 2022 and 2021.
Restricted Stock Units, Deferred Stock Units and Performance Share Units (collectively “Incentive Stock Units” or “ISUs”)
The Company grants restricted stock units, deferred stock units, and performance stock units (collectively "Incentive Stock Units" or "ISUs").
Restricted Stock Units ("RSUs") are granted to the Company's board of directors and employees for their services.
Each non-employee director is granted Deferred Stock Units (“DSUs”) at their election in lieu of retainer and committee service fees. If the non-employee director elects to receive DSUs, the underlying shares of our common stock subject to such DSUs will not be issued to the non-employee director until the earlier of the date the nonemployee director separates from service with us or upon a change of control of the Company. In addition, each non-employee director receives an annual grant of RSUs (“Annual Grant”). This Annual Grant is made on the date of the annual meeting of stockholders or, if later, the date of the non-employee director’s appointment to the board. Nonemployee directors appointed after the annual meeting receive a pro-rated grant to reflect their partial year of service. The Annual Grants vest on the one year anniversary of the annual meeting, subject to the director’s continued service through such vesting date. Upon the director’s initial appointment or election to the board, each non-employee director received an initial equity grant either (i) 100% in the form of RSUs or (ii) at the director’s written election, 50% in the form of RSUs and 50% in the form of stock options (an “Initial Grant”). Unless a different vesting schedule is specified, an Initial Grant will vest as to 1/36th of the shares subject to the award on each monthly anniversary of the applicable grant date, subject to continued service through each applicable vesting date. RSUs granted to the Company’s employees vest in equal annual or monthly installments over three years from the grant date and are subject to the participants continuing service to the Company over that period.
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

The table below summarizes the Company’s activity and related information for its ISUs:

	RSUs and DSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	5,536,925	$4.04	707,088		$4.66
ISUs granted	2,443,132	$3.88	1,600,549	(1)	$4.25
ISUs vested	(2,176,063)	$3.80	—		$—
ISUs forfeited	(159,504)	$4.19	(4,756)		$4.66
Unvested at June 30, 2022	5,644,490	$4.04	2,302,881		$4.38
Vested and unreleased	218,300		—
Outstanding at June 30, 2022	5,862,790		2,302,881
The total grant date fair value of ISUs awarded was $14.5 million and $15.1 million for the six months ended June 30, 2022 and 2021, respectively. The total fair value of ISUs vested was $8.5 million, and $18.3 million during the six months ended June 30, 2022 and 2021, respectively.
At June 30, 2022, total unrecognized stock-based compensation cost related to ISUs, net of estimated forfeitures, was $21.6 million, which is expected to be recognized over a weighted-average period of 1.8 years. As of June 30, 2022, 7.0 million shares of ISUs are expected to vest.
Stock Options
Stock options awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and with a four-year vesting schedule. Stock option awards generally expire 10 years from the date of grant.
A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2021	7,156,776	$6.97	6.1	$5,203
Options granted	—	—
Options exercised	(24,208)	$2.76
Options cancelled or forfeited	(220,154)	$7.84
Options outstanding at June 30, 2022	6,912,414	$6.96	5.7	$1,228
Options exercisable at June 30, 2022	6,289,250	$7.13	5.5	$1,008
Options vested and expected to vest at June 30, 2022	6,866,646	$6.99	5.7	$1,201
There were no options granted to employees for the six months ended June 30, 2022. The weighted-average grant date fair value of options granted to employees was $1.20 per share for the six months ended June 30, 2021.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was nominal for the six months ended June 30, 2022 and 2021.
At June 30, 2022, total unrecognized stock-based compensation cost related to stock options granted to employees, net of estimated forfeitures, was $1.6 million, which is expected to be recognized over a weighted-average period of 1.1 years.
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
During 2022, the first offering period provided to eligible employees was January 1, 2022 through June 30, 2022. The purchase price of common stock purchased under the ESPP is currently equal to 85% of the lesser of the fair market value of a share of common stock on: (1) the first trading day of an offering period and (2) the last trading of each offering period. At June 30, 2022, 3.5 million shares were reserved for issuance under the ESPP. No more than 3.5 million shares of common stock may be issued under the ESPP. As of June 30, 2022, 0.5 million shares have been issued under the ESPP and 3.0 million shares remained available for future issuance under the ESPP. Purchase rights granted under the ESPP are valued using the Black-Scholes pricing model.
NOTE 11.    INCOME TAX
Due to the current operating losses, the Company recorded zero income tax expense during the six months ended June 30, 2022 and 2021, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.
Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”), carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of June 30, 2022. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.
The Company had unrecognized tax benefits of $3.7 million and $3.4 million at June 30, 2022 and December 31, 2021, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.
Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. At June 30, 2022 and December 31, 2021, there were no accrued interest and penalties related to uncertain tax positions.
NOTE 12.     NET LOSS PER SHARE
Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the periods ended June 30, 2022 and 2021 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share. The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	For the three and six months ended June 30,
	2022	2021
Stock options outstanding	6,912,414	7,418,204
Warrants to purchase common stock - liability classified	2,036,733	2,036,733
Warrants to purchase common stock - equity classified	1,418,116	1,418,116
Unvested restricted stock units	7,947,371	7,537,088
Total	18,314,634	18,410,141
NOTE 13.    RELATED PARTY TRANSACTIONS
Hudson Cooperation Agreement
Pursuant to the Cooperation Agreement with Hudson Executive Capital LP and certain of its affiliates (collectively, “Hudson”) dated March 8, 2022, the Company concurrently entered into a Consulting Agreement with Sai Nanduri, a Senior Investment Analyst and representative of Hudson, pursuant to which the Company expects to pay Mr. Nanduri $160,000 during 2022 and will consider Mr. Nanduri as a candidate for election to the Board at the 2023 annual meeting of shareholders.
License Agreement with University of Florida Research Foundation, Inc.
In December 2004, the Company entered into a licensing agreement with the University of Florida Research Foundation (“UFRF”) whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a 1% royalty, with a minimum $0.1 million royalty payment per quarter, from sales of products developed and sold by the Company utilizing the licensed patents. Minimum royalty payments in any calendar year are credited against earned royalties for such calendar year. Royalty expenses based on 1% of net sales were $0.1 million during each of the three months ended June 30, 2022 and 2021, and were recorded as product cost of revenue. Royalty expenses based on 1% of net sales were $0.1 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively, and were recorded as product cost of revenue.
Distribution Agreement with Chindex Shanghai International Trading Company Limited
In November 2019, the Company entered into a distribution agreement with Chindex Shanghai International Trading Company Limited (“Chindex”) which became effective in February 2020. Chindex is a subsidiary of Fosun International Limited (“Fosun”).
Under the distribution agreement, Chindex will act as the Company’s distributor and regulatory agent for the sale and delivery of its MRIdian products within the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. The distribution agreement has an initial term of five years with an option to renew for an additional five years. Under the distribution agreement, the Company will supply its products and services to Chindex based on an agreed upon price between the Company and Chindex. In accordance with the agreement, Chindex agreed to pay ViewRay an upfront fee, portions of which may be refundable under certain conditions, of $3.5 million, payable in three installments: (i) the first installment of $1.5 million due approximately 60 days after the effectiveness of the distribution agreement; (ii) the second installment of $1.0 million due on the first anniversary from the effective date of the agreement; and (iii) the third installment of $1.0 million due on the second anniversary from the effective date of the agreement. The Company has received all three installments as of June 30, 2022.

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
•We are also seeking required regulatory approvals for MRIdian in other countries, including CE mark for MRIdian A3i the EEA.
MRIdian is the first radiation therapy solution that enables simultaneous radiation treatment delivery and real-time MRI imaging of a patient’s internal anatomy. It generates high-quality images that differentiate between the targeted tumor, surrounding soft tissue and nearby critical organs. MRIdian also records the level of radiation dose that the treatment area has received, enabling physicians to adapt the prescription between treatments, as needed. We believe this improved visualization and accurate dose recording will enable better treatment, improve patient outcomes and reduce side effects. Key benefits to users and patients include: improved imaging and patient alignment; the ability to adapt the patient’s radiation treatments to changes while the patient is still on the treatment table, or “on-table adaptive treatment planning”; MRI-based tissue tracking and automated beam gating; and an accurate recording of the delivered radiation dose. Physicians have already used MRIdian to treat a broad spectrum of radiation therapy patients with more than 65 different types of cancer, as well as patients for whom radiation therapy was previously not an option. Our customers have surpassed a significant milestone by treating nearly 25,000 patients on MRIdian systems to date.
At June 30, 2022, a total of 53 MRIdian systems, 1 MRIdian Cobalt-60 system and 52 MRIdian Linac systems, are in operation with 50 customers worldwide (23 in the United States and 27 outside the United States). In addition, 10 MRIdian Linacs have been delivered to customers that are in varying stages of deployment.
We currently market MRIdian through a direct sales force in the United States. In the rest of the world, we market MRIdian through a hybrid model of both a direct sales force and distribution network. We market MRIdian to a broad range of worldwide customers, including university research and teaching hospitals, community hospitals, private practices, government institutions and freestanding cancer centers. As with the traditional linac market, our sales and revenue cycles vary based on the particular customer and can be lengthy, sometimes lasting up to 18 to 24 months (or more) from initial customer contact to order contract execution. Following execution of an order contract, it generally takes 9 to 15 months for a customer to customize an existing facility or construct a new vault. Upon the commencement of installation at a customer’s facility, it typically takes approximately 45 to 60 days for us to install MRIdian and perform on-site testing of the system, including the completion of acceptance test procedures.
We generated total revenue of $22.1 million and $15.0 million and had net losses of $27.6 million and $31.0 million, during the three months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021 we generated total revenue of $41.0 million and $30.6 million and had net losses of $53.4 million and $57.7 million, respectively.
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
Due to pandemic-related factors like the delays in service from our global supply chain partners and travel and quarantine restrictions imposed by government agencies and our customers in response to the spread of COVID-19, we have experienced delays in installation of systems in the United States, Asia and Europe. Similarly, our ability to conduct commercial efforts with our customers has been and is likely to continue to be disrupted as customers are reintroducing in-person sales calls. If the economic effects and travel restrictions of the COVID-19 pandemic persist, our ability to conduct our business and access capital markets will be negatively impacted; and capital equipment sales, which make up the majority of our revenue, may take longer than other areas of the economy in a recovery, which may have a material impact on our business. The impacts of the COVID-19 pandemic have persisted globally and may negatively impact our operations in areas that we are not aware of currently.
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations. However, as inflation has increased over the past three quarters, we are monitoring the potential impact on our business, including product cost in connection with the parts used in our manufacturing process, freight and transportation costs, and wage pressure. Should the increase in inflation persist, it may increase the costs for conducting our operations, which could adversely impact our profitability.
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
During the three months ended June 30, 2022, we received eight new orders for MRIdian systems, totaling $46.3 million. At June 30, 2022, we had total backlog of $352.8 million.
Components of Statements of Operations
Revenue
Product Revenue. Product revenue consists of revenue recognized from sales of MRIdian systems, as well as optional components, such as additional planning workstations and body coils.
Following execution of an order contract, it generally takes 9 to 15 months for a customer to customize an existing facility or construct a new vault for the purchased system. Upon the commencement of installation at a customer’s facility, it typically takes approximately 45 to 60 days to complete the installation and on-site testing of the system, including the completion of customer test procedures. On-site training can take up to multiple weeks and can be conducted concurrently with installation and acceptance testing. Order contracts generally include customer deposits upon execution of the agreement, and in certain cases, additional amounts due at shipment or commencement of installation, and final payment due generally upon customer acceptance.
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
Impairment Charges. The Company assesses its right-of-use (“ROU”) assets for impairment when there are indicators and compare the carrying amount of the ROU asset to its estimated undiscounted future cash flows. If the estimated undiscounted future cash flows are less than the carrying amount of the ROU asset, an impairment calculation is performed. An impairment loss is recorded for the difference of the ROU asset’s carrying value that exceeds its estimated discounted cash flows. In connection with its sublease of one of its Mountain View, California office space locations, the Company recorded impairment charges on its ROU asset and related furniture and fixtures during the three months ended June 30, 2022.
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
Results of Operations
The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Product	$16,457	$10,917	$29,883	$22,296
Service	5,573	3,994	10,904	8,021
Distribution rights	119	119	238	238
Total revenue	22,149	15,030	41,025	30,555
Cost of revenue:
Product	16,194	12,180	29,960	22,865
Service	4,864	4,522	9,880	9,040
Total cost of revenue	21,058	16,702	39,840	31,905
Gross profit (loss)	1,091	(1,672)	1,185	(1,350)
Operating expenses:
Research and development	8,412	7,903	16,281	14,413
Selling and marketing	7,545	3,052	14,429	5,900
General and administrative	13,108	13,858	25,923	29,497
Impairment charges	1,816	—	1,816	—
Total operating expenses	30,881	24,813	58,449	49,810
Loss from operations	(29,790)	(26,485)	(57,264)	(51,160)
Interest income	83	3	88	5
Interest expense	(192)	(1,060)	(1,256)	(2,118)
Other (expense) income, net	2,266	(3,434)	5,025	(4,446)
Loss before provision for income taxes	$(27,633)	$(30,976)	$(53,407)	$(57,719)
Provision for income taxes	—	—	—	—
Net loss	$(27,633)	$(30,976)	$(53,407)	$(57,719)

Comparison of the three months ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Product	$16,457	$10,917	$5,540
Service	5,573	3,994	1,579
Distribution rights	119	119	—
Total revenue	$22,149	$15,030	$7,119
Total revenue during the three months ended June 30, 2022 increased by $7.1 million compared to the same period in 2021. The increase was due to a $1.6 million increase in service revenue and a $5.5 million increase in product revenue during the three months ended June 30, 2022 compared to the same period in 2021.
Product Revenue. Product revenue increased by $5.5 million for the three months ended June 30, 2022 compared to the same period in 2021. The Company recognized revenue for three MRIdian Linac systems and one upgrade in the three months ended June 30, 2022 as compared to two MRIdian Linac systems during the same period in 2021.
Service Revenue. Service revenue increased by $1.6 million during the three months ended June 30, 2022 compared to the same period in 2021 primarily due to the increase in installed base.
Cost of Revenue

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Product	$16,194	$12,180	$4,014
Service	4,864	4,522	342
Total cost of revenue	$21,058	$16,702	$4,356
Product Cost of Revenue. Product cost of revenue increased by $4.0 million during the three months ended June 30, 2022 compared to the same period in 2021, primarily attributable to one additional MRIdian Linac system and one upgrade recognized as revenue during the three months ended June 30, 2022.
Service Cost of Revenue. Service cost of revenue increased by $0.3 million during the three months ended June 30, 2022 compared to the same period in 2021, primarily due to the increase in installed base.
Operating Expenses

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Research and development	$8,412	$7,903	$509
Selling and marketing	7,545	3,052	4,493
General and administrative	13,108	13,858	(750)
Impairment charges	1,816	—	1,816
Total operating expenses	$30,881	$24,813	$6,068
Research and Development. Research and development expenses during the three months ended June 30, 2022 increased by $0.5 million compared to the same period in 2021. The increase was primarily attributable to increased personnel expenses and slightly offset by a decrease in outside services.

Selling and Marketing. Selling and marketing expenses during the three months ended June 30, 2022 increased by $4.5 million compared to the same period in 2021. The increase was primarily attributable to an increase in personnel expenses, as well as an increase in travel and marketing expenses for in person events during the three months ended June 30, 2022.
General and Administrative. General and administrative expenses during the three months ended June 30, 2022 decreased by $0.8 million when compared to the same period in 2021. The decrease in general and administrative expenses was primarily attributable to a decrease in personnel expenses during the three months ended June 30, 2022.
Impairment Charges. During the three months ended June 30, 2022, the Company recorded impairment charges of $1.8 million on its ROU asset and related furniture and fixtures, in connection with its sublease of one of its Mountain View, California office space locations.
Interest Income

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Interest income	$83	$3	$80
Interest income increased slightly during the three months ended June 30, 2022 compared to the same period in 2021 due to higher interest rates.
Interest Expense

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Interest expense	$(192)	$(1,060)	$868
Interest expense decreased during the three months ended June 30, 2022 compared to the same period in 2021, due to the modification of the SVB Term Loan which resulted in the reversal of the accrued portion of the final lump-sum payment prior to the Fourth Amendment, partially offset by an increase in interest rates.
Other (Expense) Income, Net

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Other (expense) income, net	$2,266	$(3,434)	$5,700
Other (expense) income, net during the three months ended June 30, 2022 consisted primarily of a $2.1 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants as a result of the decrease in the Company’s stock price. Other (expense) income, net during the three months ended June 30, 2021 consisted primarily of a $3.8 million increase in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants.
Comparison of the six months ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Product	$29,883	$22,296	$7,587
Service	10,904	8,021	2,883
Distribution rights	238	238	—
Total revenue	$41,025	$30,555	$10,470

Total revenue during the six months ended June 30, 2022 increased by $10.5 million compared to the same period in 2021. The increase was due to a $2.9 million increase in service revenue and a $7.6 million increase in product revenue.
Product Revenue. Product revenue increased by $7.6 million during the six months ended June 30, 2022 compared to the same period in 2021. The Company recognized revenue for six MRIdian Linac systems and one upgrade during the six months ended June 30, 2022, as compared to four MRIdian Linac systems during the same period in 2021.
Service Revenue. Service revenue increased by $2.9 million during the six months ended June 30, 2022 compared to the same period in 2021 due to the increase in installed base.
Cost of Revenue

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Product	$29,960	$22,865	$7,095
Service	9,880	9,040	840
Total cost of revenue	$39,840	$31,905	$7,935
Product Cost of Revenue. Product cost of revenue increased by $7.1 million during the six months ended June 30, 2022 compared to the same period in 2021, primarily attributable to two additional MRIdian Linac systems and one upgrade recognized as revenue during the six months ended June 30, 2022.
Service Cost of Revenue. Service cost of revenue increased by $0.8 million during the six months ended June 30, 2022 compared to the same period in 2021, primarily due to the increase in installed base.
Operating Expenses

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Research and development	$16,281	$14,413	$1,868
Selling and marketing	14,429	5,900	8,529
General and administrative	25,923	29,497	(3,574)
Impairment charges	1,816	—	1,816
Total operating expenses	$58,449	$49,810	$8,639
Research and Development. Research and development expenses during the six months ended June 30, 2022 increased by $1.9 million compared to the same period in 2021. The increase was primarily attributable to increased personnel slightly offset by a decrease in outside services.
Selling and Marketing. Selling and marketing expenses during the six months ended June 30, 2022 increased by $8.5 million compared to the same period in 2021. This increase was primarily attributable to an increase in personnel expense, travel and marketing expenses for in-person conferences.
General and Administrative. General and administrative expenses during the six months ended June 30, 2022 decreased by $3.6 million compared to the same period in 2021. This change was driven by a decrease in personnel expenses, slightly offset by an increase in legal and professional service expenses in the period.
Impairment Charges. During the six months ended June 30, 2022, the Company recorded impairment charges of $1.8 million on its ROU asset and related furniture and fixtures, in connection with its sublease of one of its Mountain View, California office space locations.

Interest Income

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Interest income	$88	$5	$83
Interest income increased by $0.1 million during the six months ended June 30, 2022 compared to the same period in 2021, primarily due an overall increase in interest rates.
Interest Expense

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Interest expense	$(1,256)	$(2,118)	$862
Interest expense related to the SVB Term Loan decreased during the six months ended June 30, 2022 compared to the same period in 2021, due to the modification of the SVB Term Loan which resulted in the reversal of the accrued portion of the final lump-sum payment prior to the Fourth Amendment, partially offset by an increase in interest rates.
Other Income (Expense), Net

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Other (expense) income, net	$5,025	$(4,446)	$9,471
Other income (expense), net during the six months ended June 30, 2022 consisted primarily of a $4.9 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants. Other income (expense), net during the six months ended June 30, 2021 consisted primarily of a $4.7 million increase in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants.
Liquidity and Capital Resources
Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the six months ended June 30, 2022 and 2021, we had net losses of $53.4 million and $57.7 million, respectively. At June 30, 2022, we had an accumulated deficit of $790.5 million.
At June 30, 2022, we had cash and cash equivalents of $157.6 million. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed and delivered. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and public or private debt. We expect that our existing cash and cash equivalents, together with proceeds from the sales of MRIdian systems, will enable us to conduct our planned operations for at least the next 12 months.
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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	2022	2021
	(in thousands)
Cash used in operating activities	$(54,333)	$(40,312)
Cash used in investing activities	(2,666)	(568)
Cash (used in) provided by financing activities	(619)	51,085
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
Net cash used in operating activities for the six months ended June 30, 2022 was $54.3 million, as compared to $40.3 million for the same period in 2021. The increase in net cash flows used in operating activities as compared to the same period in 2021 is primarily driven by changes in working capital, offset by higher margin on sales.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2022 and 2021 of $2.7 million and $0.6 million, respectively, resulted from capital expenditures to purchase property and equipment.
Financing Activities
During the six months ended June 30, 2022, financing activities used $0.6 million in cash, as compared to net cash provided of $51.1 million for the same period in 2021. The change in net cash flows from financing activities is primarily a result of the January 2021 public offering, partially offset by the cash received in connection with the Fourth Amendment of the SVB Term Loan in May 2022.
Off-Balance Sheet Arrangements and Contractual Obligations
We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021. Additionally, there were no material changes to our contractual obligations described in our Annual Report on Form 10-K filed with the SEC on February 25, 2022.
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
There have been no significant changes to our accounting policies during the three and six months ended June 30, 2022, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 25, 2022. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control
During the three months ended June 30, 2022, we finalized our implementation of a new enterprise resource planning (“ERP”) system. The ERP implementation has affected various systems and processes and as a result, we have made certain changes to our internal controls to address the ERP implementation. We will continue to evaluate these changes as part of our assessment of internal control over financial reporting throughout fiscal year 2022.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description	Form	Exhibit	Date Filed

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/2015

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/2015

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ViewRay, Inc., dated June 11, 2021.	8-K	3.1	06/11/2021

3.3	Second Amended and Restated Bylaws of ViewRay, Inc.	8-K	3.2	06/11/2021

10.1	Amended and restated 2015 Equity Incentive Award Plan Performance Share Award Grant Notice	10-Q	10.1	11/05/2021

10.2+	Development and Supply Agreement, effective April 4, 2022, by and between ViewRay Technologies, Inc. and Siemens Healthcare GmbH.	10-Q	10.3	05/06/2022

10.3	Fourth Amendment dated as of May 31, 2022 to Loan and Security Agreement, by and among ViewRay, Inc., ViewRay Technologies, Inc. and Silicon Valley Bank.	8-K	10.1	5/31/2022

10.4+	ViewRay, Inc. Amended and Restated 2015 Equity Incentive Award Plan, as amended through June 10, 2022.	S-8	99.2	6/14/2022

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
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

VIEWRAY, INC.

Dated: August 3, 2022	By:	/s/ Scott Drake
	Name:	Scott Drake
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2022	By:	/s/ Zachary Stassen
	Name:	Zachary Stassen
	Title:	Chief Financial Officer
(Principal Financial Officer)