Form 10-K
period 2022-12-31
ViewRay, Inc.
filed 2023-02-28
CIK 1597313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-K
___________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-37725
___________________________________________________________________
ViewRay, Inc.
(Exact name of Registrant as specified in its Charter)
___________________________________________________________________

Delaware	42-1777485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1099 18th Street Suite 3000 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (440) 703-3210
___________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	VRAY	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2022, was $463,514,537.
The number of shares of Registrant’s Common Stock outstanding as of February 22, 2023 was 181,805,341.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held in 2023 are incorporated by reference in Part III of this Form 10-K where indicated.

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
•our reliance on third parties, including in supplying and distributing MRIdian®;
•delays in business operations and installation caused by factors related to the coronavirus pandemic ("COVID-19");
•our ability to procure materials and components in connection with the manufacture and installation of MRIdian;
•market acceptance of magnetic resonance imaging (“MRI”) guided radiation therapy;
•the benefits of MR Image-Guided radiation therapy;
•our ability to obtain and maintain regulatory approval in targeted markets for MRIdian;
•our ability to successfully sell and market MRIdian in our existing and expanded geographies;
•the performance of MRIdian in clinical settings;
•competition from existing technologies or products or new technologies and products that may emerge;
•the effect or impact of market consolidation;
•the pricing and reimbursement of MR Image-Guided radiation therapy;
•our ability to implement our business model and strategic plans for our business and MRIdian;
•the scope of protection we are able to establish and maintain for intellectual property rights covering MRIdian;
•the impact of the long sales cycle and low unit volume sales of MRIdian on estimates of our future revenue, expenses, capital requirements and our need for additional financing;
•our financial performance;
•the MRIdian linear accelerator technology, or MRIdian Linac, does not meet customer expectations;
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

PART I
Item 1. BUSINESS
In this report, “ViewRay”, the “Company”, “we”, “us” and “our” refer to ViewRay, Inc. and its wholly-owned subsidiary, ViewRay Technologies, Inc.
Company Overview
ViewRay, Inc. designs, manufactures, and markets the MRIdian MRI-guided Radiation Therapy System. MRIdian is built upon a proprietary high-definition magnetic resonance (“MR”) imaging system designed from the ground up to address the unique challenges and clinical workflow for advanced radiation oncology. Unlike MR systems used in diagnostic radiology, MRIdian's high-definition MR was purpose-built to address specific challenges, including beam distortion, skin toxicity, and other concerns that may arise when high magnetic fields interact with radiation beams. The MRIdian MRI-guided Radiation Therapy System integrates diagnostic-quality MR imaging with radiation therapy delivery to enable on-table adaptive treatments with real-time tissue tracking and automatic beam gating. MRIdian supports the delivery of ablative radiation doses in five or fewer fractions, without implantable markers resulting in lower toxicities in hard-to-treat cancers. There are two generations of the MRIdian: the first generation MRIdian with radiation delivery using Cobalt-60 and the second generation MRIdian Linac, with a more advanced linear accelerator or ‘linac’ to deliver the radiation beams. MRIdian with Cobalt-60 is no longer commercially available.
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
Both generations of the MRIdian have received 510(k) marketing clearance from the U.S. Food and Drug Administration, (“FDA”) and permission to affix the Conformité Européene (“CE”) mark.
•We received initial 510(k) marketing clearance from the FDA for our treatment planning and delivery software in January 2011.
•We received 510(k) marketing clearance for MRIdian, with Cobalt-60, in May 2012.
•In September 2016, we received the CE mark for the MRIdian Linac in the European Economic Area ("EEA").
•In February 2017, we received 510(k) marketing clearance from the FDA to market MRIdian Linac in the United States (“U.S.”). We have also received regulatory approval for MRIdian Linac in several other markets, including Taiwan, Canada, Israel, and Japan.
•In June 2017, we received 510(k) marketing clearance to market RayZR™, our high-resolution beam-shaping multi-leaf collimator, or MLC.
•In February 2019, we received 510(k) marketing clearance for advancements in MRI, 8 frames per second cine, Functional imaging (T1/T2/DWI) and High-Speed MLC. In December 2019, we received the CE mark for these advancements in the EEA.
•In December 2021, the newest version of MRIdian Linac, MRIdian A3i, received 510(k) marketing clearance from the FDA.
•In September 2022, the Company received approval to market the MRIdian Linac in China from the National Medical Products Administration (“NMPA”).
•We are also seeking required regulatory approvals for MRIdian Linac in other countries, including the CE mark for MRIdian A3i in the EEA.
Over 29,000 patients have been treated with MRIdian. As of December 31, 2022, 56 MRIdian systems are installed at hospitals around the world where they are used to treat a wide variety of solid tumors and are the focus of numerous ongoing research efforts. MRIdian has been the subject of hundreds of peer-reviewed publications, scientific meeting abstracts, and presentations.
We currently market MRIdian through a direct sales force in the United States. In the rest of the world, we market MRIdian through a hybrid model of both a direct sales force and distribution network. We market MRIdian to a broad range of worldwide customers, including university research and teaching hospitals, community hospitals, private practices, government institutions and freestanding cancer centers. As with the conventional linac market, our sales and revenue cycles vary based on the particular customer and can be lengthy, sometimes lasting up to 18 to 24 months (or more) from initial customer contact to order contract execution. Following execution of an order contract, it generally takes nine to 15 months upon project commencement for a customer to customize an existing facility or construct a new vault. Upon the commencement of installation at a customer’s facility, it typically takes approximately 45 to 60 days for us to install MRIdian and perform on-site testing of the system, including the completion of acceptance test procedures.
As of December 31, 2022, we had installed or delivered 72 MRIdian systems worldwide and had a backlog with total value of $380.2 million. We generated revenue of $102.2 million, $70.1 million, and $57.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. We had net losses of $107.3 million, $110.0 million and $107.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
We expect to continue to incur significant expenses and operating losses for the foreseeable future, as we:
•navigate our business activities through the impacts of the COVID-19 pandemic;
•manage delays experienced by our third-party suppliers and distributors;
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
Due to pandemic-related factors including delays in service from our global supply chain partners and travel and quarantine restrictions imposed by government agencies and our customers in response to the spread of COVID-19, we have experienced delays in installation of systems in the United States, Asia and Europe. Similarly, our ability to conduct commercial efforts with our customers has been disrupted due to the impact of COVID-19 on our customers. If the economic effects of the COVID-19 pandemic persist or travel restrictions are reinstated, our ability to conduct our business and access capital markets will be negatively impacted. Capital equipment sales, which make up the majority of our revenue, and which were negatively impacted by the pandemic, may take longer than other areas of the economy to return to pre-pandemic levels, and this may continue to have a material impact on our business. The impacts of the COVID-19 pandemic have slowed, but they persist globally and may negatively impact our operations in areas that we are not aware of currently.
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations. However, as inflation has increased over the past year, we are monitoring the actual and potential impacts on our business, including increases in product cost in connection with the parts used in our manufacturing process, freight and transportation costs, and wage pressure. Should the increase in inflation persist, it will likely increase the costs of conducting our operations, which would adversely impact our profitability.
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
Radiation is used to kill cancer cells primarily by damaging their DNA but can also kill healthy cells in the same way or cause them to become cancerous themselves. As a result, the goal of curative radiation therapy is to balance delivery of a sufficiently high dose of radiation to a tumor to kill the cancer cells while, at the same time, minimizing damage to healthy cells, particularly those in critical organs. Normal cells are better able to repair themselves after radiation than tumor cells, so doses of radiation are often fractionated, or delivered in separate sessions with rest periods in between. As a result, standard radiation therapy is often given once a day, five times a week, for one to nine weeks. According to a 2021 IMV report, patients made an estimated 17.9 million radiation therapy treatment visits in the U.S. in 2021.
Radiation Therapy Equipment Market
According to the Global Industry Analysts Inc. ("GIA") Radiation Therapy Equipment - Global Market Trajectory & Analytics report published in 2022, the global radiotherapy market is estimated to grow to approximately $7.3 billion by 2026. According to IAEA Directory of Radiotherapy Centres ("DIRAC"), there are over 15,000 linacs installed in over 7,800 centers worldwide. In North America, there are nearly 5,000 linacs installed at nearly 2,300 centers. The annual market for linacs is estimated to be 1,200 units per year globally, the majority of which are replacements for older machines.
Limitations of Conventional Radiation Therapy
Limitations with conventional radiation therapy result from imaging technologies that make accurate visualization of a tumor and its relation to critical organs difficult or impossible during the treatment delivery. Most current conventional systems take images of the tumor before and after treatments, but, not continuously during the treatments in real time. As a result, treatments may not be delivered with the precision assumed by the physician and may not result in the necessary efficacy or reduction in local tumor recurrence. Also, healthy tissues may be exposed to radiation levels different from those predicted by the planning system and can result in patient injury.
•Inability to accurately visualize a tumor for treatment alignment. To locate a tumor, conventional radiation therapy systems typically rely on CT scans taken while the patient is on the delivery unit treatment table, or “on-table.” Because it is difficult to differentiate between the tumor and nearby soft tissues with CT images, clinicians use surrogate registration markers, including existing bone structures, external marks and surgically implanted fiducials, to align a patient’s tumor to the treatment beams prior to commencing treatment.

Comparison of On-Table CT Images to On-Table MRIdian Images
Prostate cancer
Abdominal Cancer

Cone beam CT breath hold
MRIdian no contrast
MRIdian with contrast

However, the spatial relationship between tumors and the registration markers used to locate them often changes between the time of the patient’s initial imaging and the time of his or her first treatment session. This is particularly true for tumors which are located in soft tissue. By relying on a marker as a proxy for the tumor location, rather than on the tumor itself, clinicians risk missing the tumor when they deliver radiation beams into the patient’s body. In addition, placement of surgically implanted fiducial markers comes with inherent risks: the procedures are invasive; there is a risk of pain, infection and bleeding; and fiducials may change location and even migrate inside the body. Fiducial marker placement also may add extra costs for payers, providers and patients. Despite placement of fiducials, physicians are often unable to track changes in tumor shape. Also, fiducials made of dense metals, such as gold, may cause artifacts which interfere with imaging.
•Inability to adapt treatment on-table. A physician designs a treatment plan and dose prescription based on images that are captured days or even weeks prior to initiation of radiation therapy. Creating a treatment plan can take up to several weeks in complex cases, and a course of treatment itself can take up to nine weeks. However, during the course of therapy, tumors often change size, orientation or shape, and patient anatomy can change for a variety of reasons such as weight loss or gain. These changes can alter the planned radiation exposure to both the targeted regions and nearby healthy organs; this has the potential to increase the risk of local tumor recurrence and to reduce the safety of the radiation delivery. Adjusting for these changes on conventional delivery units requires re-planning, which includes getting new patient images needed to create a new treatment plan. This process may take several days and is resource intensive. As a result of these limitations, re-planning is infrequently performed.
Due to limitations in imaging technologies, physicians may be unaware of changes in the tumor and surrounding anatomy. Consequently, they may continue to administer radiation dose according to the original treatment plan, without realizing its potential to reduce the effectiveness of the tumor treatment and to increase the risk of patient injury.
•Inability to track tumor and organ motion accurately. In addition to the difficulty of locating a tumor accurately in a patient’s body at the time treatment begins, a further challenge is accounting for ongoing tumor movement that takes place during treatment. Tumors have been shown to move multiple centimeters relative to surrogate registration markers over the course of only a few seconds. Breathing and other normal bodily functions, such as changes in the bladder or bowel during treatment, can cause significant tumor motion. Although physicians use internal markers, external cameras and blocks placed on the patients’ body to track respiratory and other motion, they are typically unable to track the tumor itself. As a result, physicians usually enlarge the total region to be irradiated. This increase in the irradiated region exposes additional healthy tissues to radiation and limits the dose that is delivered to the tumor.
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
Although MRI technology is an imaging tool broadly used to differentiate between types of soft tissue in diagnostic settings, MRI technology had not been available in radiation treatment before the launch of ViewRay’s MRIdian System. MRI had not been used within the radiation therapy suite because the technologies interfered with each other: the magnetic field generated by MRI interfered with the linac beam, while the radiofrequencies produced by the linac distorted the MRI images. Current forms of CT based radiation therapy have improved over time, but issues with additional radiation dose and image quality have limited the utility of these technologies. Fluoroscopy and cone-beam CT, which is a form of on-board CT, involve the use of X-rays, a form of ionizing radiation, and pose an increased risk of radiation-induced cancer to the patient.
Our Solution
We developed MRIdian to address the key limitations of existing external-beam radiation therapy technologies. MRIdian is the world's first device to integrate a diagnostic-quality MRI with an advanced linear accelerator. MRIdian is the first and only low-field MRI-guided, on-table adaptive radiotherapy system with real-time, tissue tracking-based automated beam gating with an advanced linear accelerator. MRIdian offers:
•MRI-guided imaging that provides advanced tissue visualization compared to cone-beam computed tomography ("CBCT"), to enable precise contouring and reduced margins.
•Fully integrated, on-table adaptive workflow that allows complete re-optimization of the daily treatment plan.
•Real-time tissue tracking that controls the automated beam gating without the need for implanted markers.
MRIdian A3i is the Company's next version of MRIdian. MRIdian A3i streamlines the on-table adaptive workflow by allowing clinicians to intelligently auto-contour, auto-adapt, and auto-gate. The parallel collaborative workflow within MRIdian A3i, allows clinicians to collaborate simultaneously and connect remotely during patient treatment. The automated workflow steps and contouring tools are designed to minimize clinician time and increase patient throughput.
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

MRIdian A3i, with BrainTxTM, the brain treatment package consists of a dedicated brain coil with an integrated stereotactic brain immobilization system. New, high-resolution volumetric and real-time imaging features are designed to enable customers to treat brain metastases, resection cavities, gliomas, and other cranial lesions. MRIdian A3i with BrainTx is in the process of being CE marked. We currently market the MRIdian A3i with BrainTx is currently only marketed in the US.
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
•elimination of the need for invasive fiducials; and
•demonstrated clinical outcomes with no to low grade three toxicities.
In order for clinicians to deliver high precision adaptive radiotherapy, the MRIdian Linac was designed with a purpose-built magnet, high precision double stacked double focused MLC, a high dose rate linear accelerator, and a Treatment Planning and Delivery System (TPDS) software suite built from the ground up. We believe that MRIdian provides the following clinical and commercial benefits to physicians, hospitals and patients:
•The ability to SEE: SmartVISION®
Unlike MRI systems used for diagnostic radiology, MRIdian's SmartVISION MR imaging was purpose-built for radiation oncology and MRIdian’s SmartVISION was designed specifically to not interfere with high-fidelity beam delivery. Most importantly, SmartVISION provides diagnostic-quality, multi-sequence MR imaging while coexisting in close proximity with the integrated linear accelerator. MRIdian’s proprietary magnetic and radiofrequency shielding design ensures minimal interaction between the linear accelerator and magnetic field. SmartVISION virtually eliminates the risk of skin toxicities and trapped or distorted doses. With a proprietary split-magnet design exclusive to SmartVISION, MRIdian provides an unobstructed radiation beam path and optimal source-axis distance (“SAD”) enabling sophisticated beam dosimetry, exceptionally sharp penumbra tailored for stereotactic radiosurgery ("SRS") and stereotactic body radiotherapy ("SBRT"), and high-dose rate beam delivery.
•The ability to SHAPE: SmartADAPT®™
Patient anatomy changes from day to day resulting in significant changes to the position, shape, and size of the tumor and surrounding healthy tissue between treatment sessions. Using MRIdian's SmartADAPT adaptive radiotherapy software, clinicians can now acquire daily on-table MR setup scans in seconds and leverage high-contrast, high-definition imaging to rapidly reshape dose delivery to accommodate the anatomical changes that occur throughout the course of treatment. Taking advantage of groundbreaking advances in computing technology, SmartADAPT calculates a new individualized Monte Carlo simulation to predict the probability of a variety of outcomes and plans in seconds based on the anatomy at that time—all while the patient is in the treatment position.
•The ability to STRIKE: SmartTARGET®™
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
•The ability to SIZE: SmartSITE™
MRIdian's compact SmartSITE footprint addresses common physical space limitations and challenges associated with large-scale vaults and the need for a custom-built solution. MRIdian’s SmartSITE design allows MRIdian to fit within almost any existing standard linear-accelerator vault and shielding configuration, helping reduce prolonged installation schedules and additional costs necessary to build custom, large-scale vaults. MRIdian components are also able to fit through conventional vault doorways, so there is no need to remove walls, raise ceilings, or dig trenches, minimizing interruptions and delays.
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
Strategic Value - MRIdian differentiates cancer programs by:
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
•Customer program success. The success of our customers is paramount. We built our Customer Success Team to help customers succeed with their MRIdian programs. This critical and strategic team for ViewRay explores, understands, co-defines and executes on our customer’s vision to increase utilization of the MRIdian system and help enable the success of their MRI Linac program. We are not only committed to providing industry-leading technology, we also focus on optimizing our customers' investment. Rapid Adapt® is a comprehensive customer care program designed to move customers from contract execution into adaptive treatments as efficiently as possible, giving our customers the ability to:
•Deliver personalized care to each patient;

•Expand our customers' patient population by allowing them to treat additional cancer types; and
•Drive utilization, patient throughput, and return on investment (“ROI”).
•MRIdian therapy adoption. We believe that MRIdian adoption will accelerate as we leverage three key drivers: innovation, clinical data and training.
•Innovation. Innovation is one of our greatest strengths as an organization. We continue to invest in our technology to maintain our leadership position in the emerging MR Image-Guided radiation therapy market. The newest version of MRIdian, MRIdian A3i, includes features such as enhanced on-table adaptive workflow efficiency, new MRI imaging sequences, automated workflow steps, on-table auto-contouring tools, multi-planar tissue tracking, automated beam gating on multiple planes simultaneously, BrainTx, a new brain treatment package, and the integration of a real-time patient feedback display. The Company received FDA 510(k) clearance for MRIdian A3i and BrainTx in December 2021. The Company is able to market A3i in the EEA and is working to obtain CE Mark for the BrainTx package. As we advance our strong intellectual property portfolio, our innovation pipeline includes projects to address treatment delivery speed, machine vision and biological imaging. We continue to work with key opinion leaders, clinicians, hospitals and free-standing centers to refine and improve MRIdian’s features, optimize clinical workflow and increase patient throughput while incorporating our advanced features.
•Clinical data. MRIdian customers are developing an impressive compendium of clinical data. Over the last seven years, more than 65 different types of cancer have been treated on MRIdian systems. MRIdian users have generated hundreds of peer reviewed articles and abstracts highlighting thousands of patients with clinically reported outcomes. There are over 70 investigator lead clinical trials ongoing on MRIdian. Radiation oncologists and medical physicists have expanded treatment to areas such as abdominal oligometastatic cancer, tumors in the central lung, and non-invasive heart ablations.
•Training. Training remains paramount to adoption. We invest in peer-to-peer symposia and training courses to facilitate sharing of best practices of key opinion leaders with new customers. We also plan to invest in our clinical field team. In order to drive awareness and adoption, we will continue to work with current customers and their respective institutions to host visiting physicians, train new users in best-practices, and engage in outreach events worldwide. In 2022, we invested in educating patient advocacy groups focused on prostate, pancreas, and lung cancers in order to help bring greater awareness of MRIdian's benefits to patients and clinicians alike.
The MRIdian System
The MRIdian is comprised of three major components, (i) the MRI system, (ii) the radiation delivery system, and an (iii) integrated treatment planning and delivery software.

Photo of an Installed MRIdian (University of Heidelberg)	MRIdian System Components

Magnetic & RF
shielding technology
Split MRI magnet
Double-focused
MLC
Linear
accelerator
Patient table

MRIdian MRI System
The heart of the MRIdian is the MRI system which captures soft tissue images of the patient’s body. To address the technical complications that arise from combining an MRI with an external-beam radiation delivery unit, we have designed a proprietary split superconducting magnet that allows radiation doses to be delivered through a central gap, which places the MRI components away from the path of the beam. Our MRI system captures and displays live, high-quality images in one plane, eight or four times per second or in three planes, two times per second. These real-time images automatically track selected structures and control radiation treatment beam delivery. Features in MRIdian A3i include multi-planar tissue tracking, automated beam gating on multiple planes simultaneously, BrainTx, a new brain treatment package, and the integration of a real-time patient feedback display. The Company received FDA 510(k) clearance for MRIdian A3i and

BrainTx in December 2021. The Company is able to market A3i in the EEA and is working to obtain CE Mark for the BrainTx package.
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
In the second generation MRIdian, our currently available system, we developed solutions to two long-standing problems that had prevented compact integration of a linac beam with an MRI system: 1) linac radiofrequency interference with the operation of the MRI; and 2) MRI magnetic interference with the operation of the linac. First, linacs utilize high-powered microwave generators similar to equipment used in radar at airports. These “radar stations” inside the linac create radiofrequency emissions, or “noise” that can corrupt the delicate signals measured from the patient’s body to generate MR images. We addressed this problem by introducing technology similar to that used in stealth aircraft. Airplanes built with stealth technology can hide from radar by using a coating that absorbs microwaves, thus preventing radar beams that strike the aircraft from bouncing back to the radar station. In a similar manner, we absorb the output of the linac “radar station” to hide it from the MRI, producing images as noise-free as those created without an integrated linac.
Second, MRIs utilize high-powered superconducting magnets required to image the patient’s tissues that must be placed close to the linac components used for radiation therapy. But many linac components will not operate properly when placed close to or inside these strong magnetic fields. We overcame this challenge by creating magnetic shielding shells that create voids in the magnetic field, without significantly disturbing the magnetic field used for imaging. This allows the linac to operate on the MRIdian gantry as if there were no magnetic field present. MRIdian Linac uses the same split-magnet MRI system used in the first generation MRIdian system. It is specifically designed to fit in standard radiotherapy vaults so that customers do not need to build new vaults in order to replace an X-ray guided linear accelerator with a MRIdian.
Integrated Treatment Planning and Delivery Software
Our proprietary treatment planning and delivery adaptive treatment software works with the integrated patented split-magnet MRI System, unobstructed radiation beam path and optimal SAD of the Radiation Delivery System to unlock beam dosimetry, sharp SRS and SBRT-tailored penumbra, and high dose rate beam delivery. MRIdian A3i includes enhanced on-table adaptive workflow efficiency through, workflow automation, auto-contouring tools, intrafraction “scan and adapt” option and a collaborative on-table adaptation integrated remote access platform.
Installed Base and Clinical Use
At December 31, 2022, a total of 56 MRIdian systems are in operation worldwide, of which 55 are MRIdian Linac systems and one is a MRIdian with Cobalt-60 system. We have 26 in the United States and 30 outside the United States. In addition, 16 MRIdian Linacs have been delivered to customers that are in varying stages of deployment.
New Orders and Backlog
New orders are defined as the sum of gross product orders, representing MRIdian contract price, recorded in backlog during the period. Backlog is the accumulation of all orders for which revenue has not been recognized and which we consider valid. Backlog includes customer deposits or letters of credit, except when the sale is to a customer where a deposit is not deemed necessary or customary. Deposits received are recorded as customer deposit, which is a liability on the balance sheet. Orders may be revised or cancelled according to their terms or upon mutual agreement between the parties. Therefore, it is difficult to predict with certainty the amount of backlog that will ultimately result in revenue. The determination of backlog includes objective and subjective judgment about the likelihood of an order contract becoming revenue. We perform a quarterly review of backlog to verify that outstanding orders in backlog remain valid, and based upon this review, orders that are no longer expected to result in revenue are removed from backlog. Among other criteria we use to determine whether a transaction qualifies for inclusion in backlog, we must possess both an outstanding and effective written agreement for the delivery of a MRIdian signed by a customer. We also require a minimum customer deposit or a letter of credit requirement, except when the sale is to a customer where a deposit is not deemed necessary or customary (e.g., sale to a government entity, a large hospital, group of hospitals or cancer care group that has sufficient credit, sales via tender awards, or indirect channel sales that have signed contracts with end-customers). We decide whether to remove or add back an order from or to our backlog by evaluating the following criteria: changes in customer or distributor plans or financial conditions; the customer’s or distributor’s continued intent and ability to fulfill the order contract; changes to regulatory requirements; the status of regulatory approval required in the customer’s jurisdiction, if any; and other reasons for potential cancellation of order contracts.
We received new orders for MRIdian systems, totaling $191.0 million, $158.9 million and $94.6 million in fiscal years 2022, 2021 and 2020, respectively. Based on our periodic assessments, we removed $36.4 million, $30.4 million and $36.1 million from the backlog for fiscal years 2022, 2021 and 2020, respectively. At December 31, 2022, we had a backlog with a total value of $380.2 million. There can be no assurance that backlog will result in revenue in any particular time period or at all.
Installation Process
Following execution of an order contract, upon project commencement, it generally takes nine to 15 months for a customer to customize an existing facility or construct a new vault, although in some cases customers may request installation for a date later in the future to meet their own clinical or business requirements. After the customer completes its vault customization, it typically takes approximately 45 to 60 days for us to install MRIdian and perform on-site testing of the system, including the completion of acceptance test procedures. MRIdian is designed to fit into a typical radiation therapy vault, similar to other replacement linear accelerators. MRIdian’s components all fit through standard hospital vault entrances for assembly. On-site training takes approximately one week and can be conducted concurrent with installation and acceptance testing.
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
In order to promote broader adoption rates at other cancer centers and hospitals, we plan to work with our customers to continue to collect and publish data on clinical efficacy, treatment times and clinical results for patients who have been treated on a MRIdian. ViewRay sponsored a prospective trial, Stereotactic MRI-guided On-table Adaptive Radiation Therapy ("SMART") for Locally Advanced Pancreatic Cancer, and completed enrollment between January 2019 and January 2022. The initial study results were presented at ASTRO 2022. The primary endpoint of this study was met with no patients having acute grade ≥ 3 GI toxicity definitely attributed to SMART. Early efficacy outcomes are promising and additional follow-up is ongoing to evaluate late toxicity and long-term efficacy.
The results of the SMART study have prompted ViewRay to further investigate the treatment of pancreatic cancer. A phase III randomized controlled trial titled "Locally Advanced Pancreatic cancer treated with ABLATivE stereotactic MRI-guided adaptive radiation therapy" – also known as LAP-ABLATE – is intended to begin in the first half of 2023. LAP-ABLATE will compare stand-alone multi-agent chemotherapy, which is the current standard of care for patients with locally advanced pancreatic cancer, to patients receiving a combination of chemotherapy and 5-fraction MRIdian SMART (stereotactic MR-guided adaptive radiotherapy). The study is designed to demonstrate superior overall survival in patients receiving post-chemotherapy MRIdian SMART. The anticipated enrollment target is 267 patients over an estimated three-year period.
The MIRAGE trial is a single-center, randomized study conducted at the University of California, Los Angeles ("UCLA") and successfully met the primary superiority endpoint that MR-guided SBRT versus CT-guided SBRT results in statistically significant reduction in acute toxicity. On January 12, 2023 it was reported that the study enrolled 156 patients (77 receiving CT and 79 receiving MRIdian treatments). UCLA concluded that MRI-guided prostate SBRT affords significantly reduced toxicity compared with CT-guided therapy.
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
We engage in various physician-targeted advertising efforts, and our selling and marketing practices include virtual symposia, webinars, participating in trade shows and symposia, as well as direct marketing efforts and patient education.
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
Our major competitors with devices approved for distribution in the U.S. or globally include Accuray Incorporated (“Accuray”), Elekta AB (“Elekta”), and Siemens Healthineers, through its Varian Medical Systems division. Many of our direct competitors have greater financial, sales and marketing, service infrastructure and research and development capabilities than we do, as well as more established reputations and current market share.
Other Image Guided therapy devices. Oncology Solutions Ltd. ("MagnetTX") received FDA 510(k) clearance for its MRI linac product, Aurora-RT, and in February 2023, the FDA authorized RefleXion Medical Inc. to market its biology-guided radiotherapy product, Scintix, for tumors in the lung and bone. Although early-stage companies may not present significant competition, if they were to progress commercially, it could impact our sales negatively.
Elekta and MagnetTX are currently the only competitors that also market an MRI-guided device combined with a linear accelerator.
The limited capital expenditure budgets of our customers result in all suppliers to these entities competing for a limited follow-on effects potential customers may consider more expensive proton therapy systems, which could consume a significant portion of their capital expenditure budgets.
Manufacturing
We have adopted a model in which we rely on subsystem manufacturing, assembly and testing by our key suppliers. The MRIdian subsystems are then fully integrated at the customer site. Through this approach, we avoid the majority of the fixed cost structure of manufacturing facilities. We purchase major components and subsystems for MRIdian from national and international third-party original equipment manufacturers suppliers and contract manufacturers. These major components include the magnet, MRI electronics, ring gantry, radiation therapy heads, linear accelerator, multi-leaf collimators, patient-treatment table and computers. We also purchase minor components and manufacture parts directly ourselves. For sales for which we are responsible for installation, we assemble and integrate these components with our proprietary software and perform multiple levels of testing and qualification at the customer site. The system undergoes a final acceptance test, which is performed in conjunction with the customer.
Many of the major subsystems and components of MRIdian are currently procured through single and sole source suppliers. Among these are the magnet, MRI electronics, MRI coils, ring gantry, linear accelerator and the patient-treatment table. We have entered into multi-year supply agreements for most of our major components and subsystems.
We manage our supplier relationships with scheduled business reviews and periodic program updates. We closely monitor supplier quality and delivery performance to ensure compliance with all MRIdian system specifications. We believe our supply chain has adequate capacity to meet our projected sales over the next several years; however, the follow-on impacts from the COVID-19 pandemic have had negative effects on our supply chain which have negatively impacted our costs and gross margin.
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
We hold an exclusive license to five issued U.S. patents, four issued foreign patents, and one pending U.S. application as of February 1, 2023. We own an additional 43 issued U.S. patents, 122 issued foreign patents (70 of which were issued in Great Britain, Germany, France, Italy, and the Netherlands as a result of 14 patent applications filed and allowed through the European Patent Office), 19 pending U.S. applications and 45 pending foreign applications as of February 1, 2023.

Assuming all required fees are paid, individual patents or patent applications owned or licensed by us will expire between 2025 and 2042. We also have a joint ownership interest with Case Western Reserve University in two U.S. issued patents.
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
In 2019, CMS proposed an alternative payment model, the Radiation Oncology Model ("RO Model"), for a majority of cancers that are typically treated with radiation therapy ("RT"). However, after several delays, CMS announced in late 2022 that the RO model has been indefinitely delayed.
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
The FDA classifies medical devices into one of three classes, Class I, Class II, and Class III. All generations of the MRIdian system have been classified as Class II medical devices subject to the 510(k) clearance process.
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
In December 2021, we received 510(k) clearance for MRIdian A3i and BrainTx, which includes multi-planar tissue tracking, automated beam gating on multiple planes simultaneously, a new brain treatment package, and the integration of a real-time patient feedback display.
Clinical trials. Clinical trials are sometimes required for 510(k) clearance. Clinical trials are subject to extensive monitoring, record keeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board ("IRB") for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, the patient’s informed consent must be obtained in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. The clinical trial sponsor, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and effectiveness of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product.
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
Nuclear Regulatory Commission and U.S. State Agencies
In the United States, as a manufacturer of a medical device utilizing radioactive byproduct material (i.e. depleted uranium shielding and Cobalt-60 sources), we are subject to extensive regulation by not only federal governmental authorities, such as the NRC, but also by state and local governmental authorities, such as the Ohio Department of Health, to ensure such device is safe and effective. In Ohio, the Department of Health, by agreement with the NRC, regulates the possession, use, and disposal of radioactive byproduct material as well as the manufacture of devices containing radioactive sealed sources to ensure compliance with state and federal laws and regulations. We have received sealed source device approval from the Ohio Department of Health for MRIdian and have entered into a standby letter of credit with PNC to provide certification of financial assurance for decommissioning Cobalt-60 radioactive materials in accordance with Ohio Department of Health regulations. We and/or our supplier of radiation sources must also comply with NRC and U.S. Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of MRIdian. Compliance with NRC, state and local requirements is required for distribution, installation, use and service within each state that we intend to install MRIdian systems.
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
Other fraud and abuse laws. HIPAA also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Further, a person or entity does not need to have actual knowledge of the statue or specific intent to violate it in order to have committed a violation.
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

Teammates and Human Capital
At ViewRay, we believe our shared values and a culture where we truly care for and about one another is instrumental to our growth and success. We are passionate about attracting, retaining, and developing the best talent on the planet – it is essential to our success. At December 31, 2022, we had 295 full-time teammates, including our international teammates; 70 of our teammates were engaged in research and development, and 225 in sales and marketing, business development, finance, human resources, facilities and general management and administration. None of our teammates are covered by a collective bargaining agreement, and we have not experienced any work stoppages. We consider our relations with our teammates to be good.
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
We operate our business as one segment as defined by U.S. generally accepted accounting principles. Our financial results for the years ended December 31, 2022, 2021 and 2020 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
We commenced operations as a Florida corporation in 2004 and subsequently reincorporated in Delaware in 2007. Our corporate headquarters are located at 1099 18th Street Suite 3000, Denver, Colorado 80202. Our telephone number is (440) 703-3210, and our website address is www.viewray.com.

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
•Our reliance on third-party, and in some cases sole suppliers.
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
•Covenants and restrictions in our credit, security and guaranty agreement with MidCap Financial ("MidCap") and Silicon Valley Bank ("SVB").
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
The COVID-19 pandemic and its follow-on effects have impacted and will continue to impact our business. Our sales and revenue cycles, including MRIdian orders, deliveries and installations, as well as our other business operations have been and are likely to continue to be significantly delayed as we experience adverse impacts, including but not limited to adverse impacts affecting our teammates, global supply chain partners, transportation service providers, and customers. For example, along with delays in service from our global supply chain partners, we have experienced delays in installation of systems in the United States, Asia and Europe due to the travel and quarantine restrictions imposed by government agencies and our customers in response to the spread of COVID-19.
Similarly, our ability to conduct commercial efforts with our customers has been and may continue to be disrupted as customers suspended in-person meetings and turned their focus toward the impact of COVID-19 on their operations. Lastly, many customers have reduced spending on capital equipment, redirected financial resources to pandemic-related expenses, or sought to preserve capital in anticipation of a prolonged pandemic. If our business operations continue to be adversely impacted by COVID-19, our costs associated with operating our business could be significantly higher than planned, which may have a material impact on our business. COVID-19 and its follow-on effects could also further adversely impact our teammate population, as well as our near-term and long-term revenues, earnings and cash flow and may require significant additional expenditures to mitigate such impacts.
Should COVID-19 and its follow-on effects persist, our ability to conduct our business and to access capital markets may be negatively impacted; and delays in capital equipment sales, which make up the majority of our revenue, may have a material impact on our business. The COVID-19 pandemic continues to evolve and shift rapidly, and its continued global economic impact may heighten the other risk factors described herein and negatively impact our operations in areas that we are not aware of currently.
We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. In the future, these factors may raise substantial doubt about our ability to continue as a going concern.
We have historically incurred substantial net losses, including net losses of $107.3 million, $110.0 million, and $107.9 million during the years ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022, we had an accumulated deficit of $844.5 million. We expect our net losses to continue as a result of ongoing investments in product development and expansion of our commercial operations, including increased manufacturing, and sales and marketing. These net losses have had, and will continue to have, a negative impact on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would harm our business, financial condition, results of operations and cash flows.
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
We rely entirely on the commercialization of MRIdian Linac to generate revenue. During the year ended December 31, 2022, we recognized revenue of $79.3 million from installation or delivery of 16 MRIdian Linac systems, including one upgrade, $22.4 million from service revenue at certain customer sites, and $0.5 million from distribution rights revenue. In order to successfully commercialize MRIdian Linac, we will need to: continue to expand our marketing efforts to develop new relationships and expand existing relationships with customers; continue to expand our commercial footprint via direct sales and distribution network; receive clearance or approval for MRIdian systems in additional countries; achieve and maintain compliance with applicable regulatory requirements; and develop and commercialize new features for MRIdian systems. We cannot assure you that we will be able to achieve or maintain profitability. If we fail to successfully commercialize MRIdian systems, we may never receive a return on the substantial investments in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance that we have made, as well as further investments we intend to make.
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
Our success depends on the market’s confidence that MRIdian can provide reliable, high-quality MR Image-Guided radiation therapy. At December 31, 2022, there was one MRIdian with Cobalt-60 and 55 MRIdian Linacs installed. In addition, 16 MRIdian Linacs have been delivered to customers that are in varying stages of deployment. Consequently, we have limited data regarding the efficacy or reliability of MRIdian. We believe that our customers are likely to be particularly sensitive to product defects and errors, including functional downtime that limits the number of patients that can be treated using the system or a failure that is costly to repair. We cannot assure that similar product defects or other errors will not occur in the future. This could also include the mistreatment of a patient with MRIdian caused by human error on the part of MRIdian’s operators or prescribing physicians or as a result of a machine malfunction. We may be subject to regulatory enforcement action or legal claims arising from any defects or errors that may occur. Any failure of MRIdian to perform as intended could harm our reputation, business and results of operations.

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
We have limited experience in marketing and selling MRIdian. We have only been selling MRIdian since 2013 and our devices have only been used to treat patients since early 2014. We have one MRIdian with Cobalt-60 and 55 MRIdian Linacs installed at December 31, 2022. In addition, 16 MRIdian Linacs have been delivered to customers that are in varying stages of deployment. MRIdian is a new technology in the radiation therapy systems sector and our future sales will largely depend on our ability to increase our sales and marketing efforts and adequately address our customers’ needs. We believe it is necessary to maintain a sales force that includes sales representatives with specific technical backgrounds that can address those needs as part of the sales cycle. Competition for these types of employees is intense and we may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of MRIdian and we may never generate sufficient revenue to achieve or sustain profitability.
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
•delays in business operations and installation caused by factors related to the COVID-19 pandemic and its follow-on effects;
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
Each MRIdian is a major capital equipment item and is subject to a lengthy sales cycle. The time from initial customer contact to execution of a contract can take 18 to 24 months or more. Following execution of a contract, upon project commencement, it generally takes nine to 15 months for a customer to customize an existing facility or construct a new vault. During this time, facilities support and transitioning, as well as permitting, are typically required, which can take several months. The time required to customize an existing facility prior to installation, including modifications of a standard vault to accommodate an MRI, is typically currently three to six months. If a customer does not have an existing vault available, it may take longer to construct a new vault. In some cases, customers may request installation for a date later in the future to meet their own clinical or business requirements. Upon the commencement of installation at a customer’s facility, it typically takes approximately 45 to 60 days to complete the installation and on-site testing of the system, including the completion of acceptance test procedures. If a small number of customers defer installation of a MRIdian for even a short period, recognition of a significant amount of revenue may be deferred to a subsequent period based on the terms of the executed contract. Because our operating costs are relatively fixed, our inability to recognize revenue in a particular period may impact our profitability in that period. The inability to recognize revenue in a particular period may also make it difficult to compare our operating results with prior periods. The price of a MRIdian requires a portion of our target customers to obtain outside financing before committing to purchase a MRIdian. This financing may be difficult for our customers to obtain in any given period, if at all. The requirement of site-specific modifications or construction may also delay adoption or overall demand. In addition, while we believe that our backlog of orders provides a better measure at any particular point in time of the long-term performance prospects of our business than our operating results for a particular period, investors may attribute significant weight to our operating results for a particular period, which may be volatile and as a result, cause fluctuations in our stock price.
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
The market for radiation therapy equipment is characterized by intense competition and pricing pressure. In particular, we compete with a number of existing therapy equipment companies, including Elekta AB, Siemens Healthineers AG through its Varian Medical Systems division, and Accuray Incorporated. Many of these competitors are large, well-capitalized companies with significantly greater market share and resources than we have. As a result, these companies may be better positioned than we are to spend more aggressively on marketing, sales, intellectual property and other product initiatives and research and development activities. In addition, we may compete with certain MRI-linear accelerator research projects that are currently in development and may be commercialized.
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
We expect a significant amount of our revenue to come from international sales and we depend on a number of distributors for sales in certain international markets. Our distributors may not be able to successfully market and sell MRIdian, including as a result of concerns regarding the COVID-19 pandemic, and may not devote sufficient time and resources to support the marketing and selling efforts that enable the product to develop, achieve or sustain market acceptance. In some jurisdictions, we rely on our distributors to manage the regulatory process, and we are dependent on their ability to do so effectively. In addition, if a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train that distributor’s personnel to market MRIdian; our ability to sell and service MRIdian in the region formerly serviced by the terminated distributor could be harmed. Any of our distributors could become insolvent and we have distributors who have previously become unable to pay amounts owed to us when due. Further, we may have distributors in the future who will become unable to pay amounts owed to us when due. Any of these factors could reduce or delay our ability to recognize revenue and collect cash from affected international markets, increase our costs in those markets or damage our reputation. In addition, if we are unable to attract additional international distributors, our international revenue may not grow.
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
•expand our commercial efforts in countries where we have existing operations or to additional geographies;
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

Our present and future funding requirements will depend on many factors, including:
•our ability to address delays impacting our business operations caused by factors related to the COVID-19 pandemic;
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
The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders will result. Any equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to certain components contained within MRIdian or grant licenses on terms that are not wholly favorable to us. In addition, uncertain economic conditions may affect our ability to raise capital on favorable terms, or at all.
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

Our credit, security and guaranty agreement with MidCap and SVB, contains operating and financial covenants that may restrict our business and financing activities.
At December 31, 2022, we had $80 million in outstanding debt to MidCap and SVB. Borrowings under credit, security and guaranty agreement with MidCap and SVB (the "Credit Agreement") are secured by substantially all of our personal property, except that the collateral does not include any intellectual property held by the Company, provided, however, the collateral does include all accounts and proceeds of such intellectual property. Our Credit Agreement restricts our ability to, among other things:
•dispose of or sell our assets;
•make material changes in our business;
•merge with or acquire other entities or assets;
•incur additional indebtedness;
•create liens on our assets;
•pay dividends;
•make investments; and
•pay off subordinated indebtedness.
The Credit Agreement also contains financial covenants that require us to maintain a minimum net revenue threshold and a minimum backlog balance. The operating and financial restrictions and covenants in our Credit Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under our Credit Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under our Credit Agreement to become immediately due and payable and terminate all commitments to extend further credit.
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
At December 31, 2022, we had federal net operating loss carryforwards ("NOLs") of $670.0 million, which begin to expire in the year ending December 31, 2024, and $274.6 million related to state net operating loss carryforwards, which begin to expire in the year ending December 31, 2022. We also had federal research and development tax credit carryforwards of $9.0 million which begin to expire in the year ending December 31, 2027 and state research and development tax credit carryforwards of $5.3 million which carry forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe we have experienced three ownership changes which had a corresponding limitation of tax attributes. Future owner or equity changes, including changes that may be outside of our control, could result in additional limitations on net operating loss and credit carryforwards. Our NOLs may also be limited under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.
Risks related to the current global economic environment could delay or prevent our customers from obtaining financing to purchase MRIdian and implement the required facilities, which could harm our business, financial condition and results of operations.
The state of the global economy continues to be uncertain. The current global economic conditions and uncertain credit markets and concerns regarding the availability of credit pose a risk that could impact customer demand for MRIdian, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current global economic environment deteriorates, including as a result of concerns regarding the COVID-19 pandemic, inflation, interest rates, political unrest or other factors, our business could be negatively affected.

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

In December 2021, we received a 510(k) clearance from the FDA to market MRIdian A3i. As we make other changes or enhancements to our MRIdian system, we will need to determine whether additional FDA clearance is required or not. However, the FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to MRIdian in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required. We may make similar modifications or add additional features in the future that we believe do not require a new 510(k) clearance or approval of a PMA. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.
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
•impacts to our business operations caused by the COVID-19 pandemic and its follow-on effects;
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
In addition, the stock markets in general, and the markets for medical device companies in particular, have experienced extreme volatility that have been often unrelated to the operating performance of the issuer. These broad market fluctuations may negatively impact the price or liquidity of our common stock. In the past, when the price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. In the past, we have incurred substantial costs in defending such litigation matters, and any future lawsuits of this type could cause us to incur substantial defense costs and could divert our management’s attention from the operation of our business.
Future sales of our common stock or securities convertible or exchangeable for our common stock may cause our stock price to decline.
If our existing stockholders or option holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after any applicable legal restrictions on resale lapse, the price of our common stock could decline. The perception in the market that these sales may occur could also cause the price of our common stock to decline. At December 31, 2022, we have outstanding a total of 181,586,944 shares of common stock.
In addition, at December 31, 2022, 15.3 million shares of our common stock were issuable upon exercise of options or vesting of restricted stock units, performance stock units, and deferred stock units issued under our stock incentive plans and there were 8.8 million shares of our common stock available for issuance under our stock incentive plans and employee stock purchase plan. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 under the Securities Act, which includes, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act. From time to time, we may request additional shares if we anticipate that equity-based compensation needs may exceed the remaining shares available under the 2015 Equity Incentive Award Plan (as amended and restated, the “2015 Plan”). If the shares we may issue from time to time under the 2015 Plan, the 2018 Inducement Plan (the “2018 Plan”) or the 2015 Employee Stock Purchase Plan (as amended and restated, the “ESPP”) are sold, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.
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
•impacts to our business operations caused by the COVID-19 pandemic;
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
•regulatory developments affecting MRIdian Linac or our competitors; and
•the other risk factors detailed in the "Risk Factors" section.
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
Based on the beneficial ownership of our common stock at December 31, 2022, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 57% of our common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.
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
•a classified board of directors, so that not all directors are elected at one time;
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
We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, our current credit, security and guaranty agreement with MidCap and SVB contains, and our future loan arrangements may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
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
Although our manufacturing and other activities do not presently produce meaningful levels of greenhouse gas emissions, our operating expenses could be adversely affected if legal and regulatory developments related to climate change or other initiatives result in increased energy or other costs. We could also be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy or result in severe weather affecting the communities in which our facilities are located. At this time, based on current climate conditions and our assessment of existing and pending environmental rules and regulations, as well as treaties and international accords relating to climate change, we do not believe that the costs of complying with environmental laws, including regulations relating to climate change issues, will have a material adverse effect on our future capital expenditures, results of operations or cash flows. There were no material capital expenditures for environmental matters in the year ended December 31, 2022.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Facilities
Our corporate headquarters are located in Denver, Colorado, where we lease and occupy approximately 12,800 square feet of office space. The current term of our Denver office lease expires in October 2024. We also lease 19,800 square feet of office space in Oakwood Village, Ohio. The current term of our Oakwood Village lease expires on October 31, 2026. We also maintain two offices in Mountain View, California. For the first office, we lease and occupy approximately 25,500 square feet of office space. The current term of this Mountain View lease expires on July 31, 2025. In connection with this lease, we entered into a standby letter of credit with PNC Bank, National Association for $0.8 million, which is still outstanding at December 31, 2022. In April 2018, we entered into a lease agreement to lease approximately 24,600 square feet of additional office space for our second office in Mountain View, California. The second office lease in Mountain View, California commenced in December 2018 and will expire in December 2025. The Company has the option to extend the term of the lease for a period of up to five years. In March 2022, the Company entered into an agreement to sublease all 24,600 rentable square feet of one of its Mountain View office spaces to a subtenant to reduce expenses related to the unused space. The sublease commenced on May 2, 2022 and will expire on March 31, 2024, unless terminated earlier in accordance with the sublease agreement.
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
As of February 22, 2023, there were 71 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders and believe the number of registered stockholders of record underestimates our total number of stockholders.
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
Recent Sales of Unregistered Securities
During the year ended December 31, 2022, there were no sales of unregistered equity securities by the Company.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company does not have a stock repurchase program and did not make any share repurchases during the year ended December 31, 2022.
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
A comparison of the results for the year ended December 31, 2022 and 2021 is provided below. Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020 in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Company Overview
We design, manufacture and market the MRIdian MRI-guided Radiation Therapy System. The MRIdian is built upon a proprietary high-definition magnetic resonance (“MR”) imaging system designed from the ground up to address the unique challenges and clinical workflow for advanced radiation oncology. There are two generations of the MRIdian: the first generation MRIdian with radiation delivery using Cobalt-60 and the second generation MRIdian Linac, with more advanced linear accelerator or ‘linac’ to deliver the radiation beams. MRIdian with Cobalt-60 is no longer commercially available.
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
At December 31, 2022, a total of 56 MRIdian systems, one MRIdian with Cobalt-60 system and 55 MRIdian Linac systems, are in operation worldwide (26 in the United States and 30 outside the United States). In addition, 16 MRIdian Linac systems have been delivered to customers that are in varying stages of deployment.
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
We generated product, service and distribution rights revenues of $102.2 million, $70.1 million and $57.0 million, and had net losses of $107.3 million, $110.0 million and $107.9 million during the years ended December 31, 2022, 2021, and 2020, respectively.
We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•navigate our business activities through the impacts of the COVID-19 pandemic;
•manage delays experienced by our third-party suppliers and distributors;
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

November 2021 Public Offering of Common Stock
On November 16, 2021, we entered into an underwriting agreement with Piper Sandler & Co. and Stifel, Nicolaus & Company, Incorporated, as representatives of the several underwriters named therein (the “November 2021 Underwriters”), with respect to the issuance and sale of 14,375,000 shares of our common stock, which included the full exercise of the November 2021 Underwriters' option to purchase additional shares, at a price to the public of $5.60 per share. We completed the offering on November 18, 2021 and received net proceeds of approximately $75.1 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us.
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
Term Loan
In December 2018, we entered into a term loan agreement with SVB (the “SVB Term Loan”). The SVB Term Loan was subsequently amended, and on May 31, 2022, we entered into the Fourth Amendment (the “Fourth Amendment”) to SVB Term Loan. As noted below, the SVB Term Loan was repaid in full as part of the Credit Agreement.
Credit Agreement
On November 14, 2022, we entered into a new five-year loan facility agreement with MidCap Financial ("MidCap") and Silicon Valley Bank ("SVB") (the “Credit Agreement”). The Credit Agreement consists of a term loan of up to $100 million and a revolving credit facility of up to $25 million.
Term Loan
The key elements of the term loan include (i) a term loan commitment up to $100 million, of which $25 million may be accessed upon achievement of a gross margin target for the 2023 fiscal year; (ii) an annual interest rate of the Wall Street Journal (“WSJ”) Prime rate plus 3.5% with a floor of 9.25%; (iii) an exit fee payment of 4.00% of the aggregate principal amount, and (iv) a maturity date of November 1, 2027, with three years of interest only payments, with the option to extend the interest only period for one additional year at our election. At close, we drew $75 million, of which $60 million was used to retire its existing SVB Term Loan.
Revolving Credit Facility
The key elements of the revolving line of credit under the Credit Agreement include (i) a revolving line of credit of up to $25 million, comprised of an initial $15 million commitment, with the option to increase the line by an additional $10 million, subject to lender approval and borrowing base availability; (ii) an annual interest rate of the WSJ Prime rate plus 0.5% with a floor of 6.25%; (iii) a maturity date of November 1, 2027. At close, we drew $5.0 million.
Additional details regarding the Credit Agreement are included in the section entitled “Notes to Consolidated Financial Statements – Note 5 – Debt” in the consolidated financial statements included elsewhere in this Form 10-K.
The Credit Agreement is secured by substantially all assets of the Company, except that the collateral does not include any intellectual property held by the Company, provided, however, the collateral does include all accounts and proceeds of such intellectual property.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions and transactions with affiliates. The Credit Agreement also contains financial covenants that require the Company to maintain a minimum net revenue threshold and a minimum backlog balance.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic and its follow-on effects have impacted and will continue to impact business activity across industries worldwide, including ViewRay.
Due to pandemic-related factors including delays in service from our global supply chain partners and travel and quarantine restrictions imposed by government agencies and our customers in response to the spread of COVID-19, we have experienced delays in installation of systems in the United States, Asia and Europe. Similarly, our ability to conduct commercial efforts with our customers has been disrupted due to the impact of COVID-19 on our customers. If the economic effects of the COVID-19 pandemic persist or travel restrictions are reinstated, our ability to conduct our business and access capital markets will be negatively impacted. Capital equipment sales, which make up the majority of our revenue and which were negatively impacted by the pandemic, may take longer than other areas of the economy to return to pre-pandemic levels, and this may continue to have a material impact on our business. The impacts of the COVID-19 pandemic have slowed, but they persist globally and may negatively impact our operations in areas that we are not aware of currently. See Item 1A "Risk Factors" for a discussion of certain risks related to COVID-19.
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations. However, as inflation has increased over the past year, we are monitoring the potential impact on our business, including increases in product cost in connection with the parts used in our manufacturing process, freight and transportation costs, and wage pressure. Should the increase in inflation persist, it will likely increase the costs of conducting our operations, which would adversely impact our profitability. See Item 1A "Risk Factors" for a discussion of certain risks related to inflation.
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
During the years ended December 31, 2022, 2021 and 2020, our new orders were $191.0 million, $158.9 million and $94.6 million, respectively. Based on our assessment, we removed $36.4 million, $30.4 million and $36.1 million from the backlog for fiscal years 2022, 2021 and 2020, respectively. At December 31, 2022, we had a backlog with a total value of $380.2 million.
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
The Company recognizes revenue for the system at the point in time when delivery and inspection has occurred and installation revenue over a period of time as control of the installation services is transferred. For all contracts in which control transfers upon post-installation customer acceptance, revenue for the system and installation will continue to be recognized upon customer acceptance. For sales of MRIdian systems for which we are not responsible for installation, revenue is recognized when the entire system is delivered, which is when the control of the system is transferred to the customer.

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
Distribution Rights Revenue. In December 2014, we entered into a distribution agreement with Itochu Corporation, or Itochu, pursuant to which we appointed Itochu as our exclusive distributor for the promotion, sale and delivery of MRIdian products within Japan. As consideration for the exclusive distribution rights granted, we received $4.0 million, which was recorded as deferred revenue. Beginning in August 2016, distribution rights revenue has been recognized ratably over the remaining term of the distribution agreement, which expires in December 2023. A time-elapsed method is used to measure progress because the control is transferred evenly over the contractual period.
Cost of Revenue
Product Cost of Revenue. Product cost of revenue primarily consists of the cost of materials, installation and services associated with the manufacturing and installation of MRIdian systems, and royalty payments to the University of Florida Research Foundation. Product cost of revenue also includes lower of cost or net realizable value inventory, or LCNRV, adjustments if the carrying value of the inventory is greater than its net realizable value. We recorded LCNRV charges of nil, $0.9 million and $0.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
We expect our materials, installation and service costs to decrease as we continue to scale our operations, improve product designs and work with our third-party suppliers to lower costs. We expect to continue to lower costs and increase sales prices over the coming years.
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
Impairment Charges. We assess our right-of-use (“ROU”) assets for impairment when there are indicators and compare the carrying amount of the ROU asset to its estimated undiscounted future cash flows. If the estimated undiscounted future cash flows are less than the carrying amount of the ROU asset, an impairment calculation is performed. An impairment loss is recorded for the difference of the ROU asset’s carrying value that exceeds its estimated discounted cash flows. In connection with our sublease of one of our Mountain View, California office space locations, we recorded an impairment charge of $1.5 million on our ROU asset and $0.3 million on the related furniture and fixtures in 2022.

Interest Income
Interest income consists primarily of interest income received on our cash and cash equivalents.
Interest Expense
Interest expense consists primarily of interest and amortization related to our indebtedness.
Other Income (Expense), Net
Other (expense) income, net consists primarily of changes in the fair value of the warrants to purchase 1,720,512 shares of common stock that we issued in a private placement in January 2017 (the “2017 Placement Warrants”) and the warrants to purchase 1,380,745 shares of common stock that we issued in a private placement in August 2016 (the “2016 Placement Warrants”) and foreign currency exchange gains and losses.
The outstanding 2017 and 2016 Placement Warrants are re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as a component of other (expense) income, net.
Additional Financial Measures
We regularly review a number of metrics to evaluate our business, measure our progress and make strategic decisions. Adjusted EBITDA (the “non-GAAP financial measure”) is currently utilized by management and may be used by our competitors to assess performance. We believe this measure assists our investors in gaining a meaningful understanding of our performance. Because not all companies use identical calculations, our presentation of this measure may not be comparable to other similarly titled measures of other companies. Refer “Non-GAAP Financial Measure” below for a definition and a reconciliation of net loss to adjusted EBITDA.

Results of Operations
The analysis presented below is organized to provide the information we believe will be helpful for understanding of our historical performance and relevant trends going forward and should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Also included in the following analysis are measures that are not in accordance with U.S. GAAP. A reconciliation of the non-GAAP measures to U.S. GAAP is provided below.
The following tables set forth our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue:
Product	$79,325	$51,865	$42,742
Service	22,368	17,779	13,800
Distribution rights	513	475	475
Total revenue	102,206	70,119	57,017
Cost of revenue:
Product	71,238	51,780	49,347
Service	20,923	18,004	11,729
Total cost of revenue	92,161	69,784	61,076
Gross profit (loss)	10,045	335	(4,059)
Operating expenses:
Research and development	32,431	31,849	25,008
Selling and marketing	30,488	16,044	15,181
General and administrative	52,437	56,091	61,729
Impairment charges	1,816	—	—
Total operating expenses	117,172	103,984	101,918
Loss from operations	(107,127)	(103,649)	(105,977)
Interest income	1,686	13	791
Interest expense	(5,057)	(4,241)	(3,307)
Other income (expense), net	3,168	(2,171)	585
Loss before provision for income taxes	(107,330)	(110,048)	(107,908)
Provision for income taxes	—	—	—
Net loss	$(107,330)	$(110,048)	$(107,908)
Comparison of the years ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,
	2022	2021	Change ($)	Change (%)
	(in thousands)
Product	$79,325	$51,865	$27,460	52.9%
Service	22,368	17,779	4,589	25.8%
Distribution rights	513	475	38	8.0%
Total revenue	102,206	70,119	32,087	45.8%
Total revenue during the year ended December 31, 2022 increased by $32.1 million, or 45.8% compared to the year ended December 31, 2021. The increase was due to an increase in product revenue of $27.5 million as well as an increase in service revenue of $4.6 million during the year ended December 31, 2022 as compared to December 31, 2021.
Product Revenue. Product revenue increased by $27.5 million, or 52.9%, in fiscal year 2022 compared to fiscal year 2021. The increase was primarily attributable to additional MRIdian Linac systems recognized as revenue in fiscal year 2022 as compared to fiscal year 2021. The Company recognized revenue for 16 MRIdian Linac systems, including one upgrade, during the fiscal year 2022, as compared to 10 MRIdian Linac systems during the fiscal year 2021.
Service Revenue. Service revenue increased by $4.6 million, or 25.8%, in fiscal year 2022 compared to fiscal year 2021 primarily due to the increase in installed base.
Cost of Revenue

	Year Ended December 31,
	2022	2021	Change ($)	Change (%)
	(in thousands)
Product	$71,238	$51,780	$19,458	37.6%
Service	20,923	18,004	2,919	16.2%
Total cost of revenue	92,161	69,784	22,377	32.1%
Product Cost of Revenue. Product cost of revenue increased by $19.5 million, or 37.6%, in fiscal year 2022 compared to fiscal year 2021. The increase was primarily attributable to the additional MRIdian Linac systems recognized in fiscal year 2022 as compared to fiscal year 2021.
Service Cost of Revenue. Service cost of revenue increased by $2.9 million, or 16.2%, in fiscal year 2022 compared to fiscal year 2021. The increase in service cost of revenue was primarily due to the increase in installed base.
Operating Expenses

	Year Ended December 31,
	2022	2021	Change ($)	Change (%)
	(in thousands)
Research and development	$32,431	$31,849	$582	1.8%
Selling and marketing	30,488	16,044	14,444	90.0%
General and administrative	52,437	56,091	(3,654)	(6.5)%
Impairment charges	1,816	—	1,816	100.0%
Total operating expenses	117,172	103,984	13,188	12.7%
Research and Development. Research and development expenses increased by $0.6 million, or 1.8%, in fiscal year 2022 compared to fiscal year 2021. This increase was a result of increased personnel expenses related to clinical studies, partially offset by a decrease in consulting expenses.
Selling and Marketing. Selling and marketing expenses increased by $14.4 million, or 90.0%, in fiscal year 2022 compared to fiscal year 2021. This increase was primarily attributable to a $9.9 million increase in personnel expenses as a result of the expansion of the sales team and an increase in commission compensation due to higher order volume and revenue in 2022. Additionally, there was a $4.3 million increase in travel and marketing expenses for in-person events.
General and Administrative. General and administrative expenses decreased by $3.7 million, or 6.5%, in fiscal year 2022 compared to fiscal year 2021. This decrease was primarily attributable to a $3.7 million decrease in stock compensation expense due to a one-time expense recognized during 2021.
Impairment Charges. In 2022, the Company recorded impairment charges of $1.8 million on its ROU asset and related furniture and fixtures in connection with its sublease of one of its Mountain View, California office space locations.
Interest Income

	Year Ended December 31,
	2022	2021	Change ($)	Change (%)
	(in thousands)
Interest income	$1,686	$13	$1,673	12,869.2%
Interest income increased by $1.7 million in fiscal year 2022 compared to fiscal year 2021 due to an overall increase in interest rates during 2022.

Interest Expense

	Year Ended December 31,
	2022	2021	Change ($)	Change (%)
	(in thousands)
Interest expense	$(5,057)	$(4,241)	$(816)	19.2%
Interest expense increased by $0.8 million in fiscal year 2022 compared to fiscal year 2021. The increase in interest expense is due to an increase in interest rates combined with higher principal amounts following the debt amendment that occurred in June 2022 and the entry into the Credit Agreement in November 2022.
Other Income (Expense), Net

	Year Ended December 31,
	2022	2021	Change ($)	Change (%)
	(in thousands)
Other income (expense), net	$3,168	$(2,171)	$5,339	245.9%
Other income (expense), net for fiscal year 2022 consisted primarily of a $2.6 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants. Other income (expense), net for fiscal year 2021 consisted primarily of a $2.3 million increase in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants.
Non-GAAP Adjusted EBITDA

	Year Ended December 31,
	2022	2021	Change ($)	Change (%)
Non-GAAP adjusted EBITDA	$(78,230)	$(73,681)	$(4,549)	(6.2)%
Non-GAAP adjusted EBITDA for the full year 2022 was a loss of $78.2 million compared to a loss of $73.7 million for the full year 2021. We define adjusted EBITDA as EBITDA (defined as net income before net interest expense, depreciation, and amortization), adjusted for impairment of assets, non-cash equity-based compensation, non-cash changes in warrant liability valuations, and non-recurring costs. The change in adjusted EBTIDA was primarily attributable to the change in the warrant liabilities and the decrease in stock-based compensation, offset by a decrease in net loss and the impairment charge recognized in fiscal year 2022. Refer “Non-GAAP Financial Measure” below for the reconciliation of GAAP net loss to Non-GAAP adjusted EBITDA.
Non-GAAP Financial Measure
Management uses a non-GAAP measure of adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“adjusted EBITDA”). We define adjusted EBITDA as EBITDA (defined as net income before net interest expense, depreciation, and amortization), adjusted for impairment of assets, non-cash equity-based compensation, non-cash changes in warrant liability valuations, and non-recurring costs.
Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA:
•does not reflect any charges for the assets being depreciated and amortized that may need to be replaced in the future;
•does not reflect the significant interest expense or the cash requirements necessary to service interest or, if any, principal payments on our debt;
•does not reflect the impact of write-downs of long-lived assets;
•does not reflect the impact of share-based compensation upon our results of operations;
•does not reflect the impact of changes in fair value of our warrant liabilities; and
•does not include certain expenses that are non-recurring, infrequent and unusual in nature.

The following table provides a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods presented:

Reconciliation of GAAP Net Loss to Adjusted EBITDA (in thousands)	Year Ended December 31,
	2022	2021
GAAP net loss	$(107,330)	$(110,048)
Depreciation and amortization	4,922	5,984
Stock-based compensation	21,608	23,871
Interest expense	5,057	4,241
Interest income	(1,686)	(13)
Loss (gain) on fair value of warrants (a)	(2,617)	2,284
Impairment (b)	1,816	—
Adjusted EBITDA	(78,230)	(73,681)
_________________
(a) consists of non-cash gain/losses related to our 2017 and 2016 Placement Warrants.
(b) consists of a one-time non-cash impairment charge on the right-of-use assets and related furniture and fixtures of one of our Mountain View, California office space locations.
Liquidity and Capital Resources
Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the years ended December 31, 2022, 2021 and 2020, we had a net loss of $107.3 million, $110.0 million and $107.9 million, respectively. At December 31, 2022 we had an accumulated deficit of $844.5 million.
At December 31, 2022 and 2021, we had a cash and cash equivalents and restricted cash balance of $142.5 million and $219.8 million, respectively. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, use of term loans and our new revolving credit facility, receipts of customer deposits for new orders, and payments from customers for systems installed and delivered. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and public or private debt.
We expect that our existing cash and cash equivalents, together with proceeds from the sales of MRIdian systems, will be adequate to meet anticipated working capital needs, anticipated levels of capital expenditures, and contractual obligations for at least the next twelve months. However, we continue to critically review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic and current economic conditions.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash used in operating activities	$(91,708)	$(62,091)	$(63,474)
Cash used in investing activities	(3,898)	(1,559)	(6,183)
Cash provided by (used in) financing activities	18,293	125,278	(350)
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

During fiscal year 2022, cash used in operating activities was $91.7 million, resulting from our net loss of $107.3 million, offset by a net change of $10.3 million in our working capital, and the aggregate non-cash charges of $25.9 million.
During fiscal year 2021, cash used in operating activities was $62.1 million, resulting from our net loss of $110.0 million, offset by a net change $12.9 million in our working capital, and the aggregate non-cash charges of $35.0 million.
Investing Activities
Cash used in investing activities during the year ended December 31, 2022 and 2021 of $3.9 million and $1.6 million, respectively, primarily resulted from capital expenditures to purchase property and equipment.
Financing Activities
During the year ended December 31, 2022, net cash provided by financing activities was $18.3 million, which consisted of net proceeds from debt modifications of $20.1 million, proceeds from the exercise of stock options of $0.1 million, and proceeds from the employee stock purchase plan of $0.6 million, partially offset by the cash used to pay taxes related to net share settlement of equity awards of $2.6 million.
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
Revenue Recognition
Our revenues are derived primarily from the sale of MRIdian systems, installation of the MRIdian system, and support and maintenance services on sold systems. The MRIdian system and installation of the MRIdian system are considered two distinct performance obligations.
For contracts in which control of the system transfers upon delivery and inspection, the Company recognizes revenue for the systems at the point in time when delivery and inspection by the customer has occurred. For these same contracts, the Company recognizes installation revenue over the period of installation as the installation services are performed and control is transferred to the customer. For all contracts in which control continues to transfer upon post-implementation customer acceptance, revenue for the system and installation is recognized upon customer acceptance.
Certain customer contracts with distributors do not require ViewRay installation at the ultimate user site, and the distributors may either perform the installation themselves or hire another party to perform the installation. For sales of MRIdian systems for which the Company is not responsible for installation, revenue recognition occurs when the system is shipped, which is when the control of the system is transferred to the customer.
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

Stock-Based Compensation
Stock-based compensation expense is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. We use the Black-Scholes option-pricing model to estimate the fair value of our stock-based awards including: restricted stock units ("RSUs"), deferred stock units ("DSUs"), performance share units (“PSUs”), employee stock purchase plan ("ESPP"), and stock options. This valuation model requires the input of highly subjective assumptions, the most significant of which is our estimates of expected volatility and the forfeiture rate of the award. The Company determines volatility based on the Company’s own historical volatility measurements. The forfeiture rate of stock awards is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated by the Company based upon historical and expected forfeiture experience.
Furthermore, PSUs are based on our corporate financial performance targets of the Company’s compound annual revenue growth rate over a three-year period. The number of PSUs that will ultimately be awarded are contingent on our actual level of achievement compared to the corporate financial target performance targets.
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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We were a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, for the fiscal year ended December 31, 2022 and we therefore are not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
VIEWRAY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ViewRay Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ViewRay Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Product revenue is derived from the sale of the MRIdian system and related services. Generally, each MRIdian contract contains multiple performance obligations. Such performance obligations mainly consist of (i) sale of the MRIdian system, which generally includes installation and embedded software, and (ii) product support, which includes extended service and maintenance. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The standalone selling price, or SSP, is determined based on observable prices at which the Company separately sells the products and services. If a SSP is not directly observable, the Company will estimate the SSP considering market conditions or internally approved pricing guidelines related to the performance obligations. Total product and service revenue recognized in the year ended December 31, 2022 was $79 million and $22 million, respectively.
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

•For each product revenue transaction tested which occurred during the year ended December 31, 2022, we analyzed the terms of the contracts to determine that all performance obligations were identified appropriately by management and considered by management in the revenue recognition allocation calculations utilized to record revenue. Additionally, we tested the allocation of the transaction price to each performance obligation to determine management recorded the revenue accurately and in the appropriate period.
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
February 28, 2023
We have served as the Company's auditor since 2012.

VIEWRAY, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$135,960	$218,348
Accounts receivable, net	41,383	21,659
Inventory, net of allowance of $1,522 and $3,071, respectively	31,303	29,617
Deposits on purchased inventory	7,484	4,778
Deferred cost of revenue	6,715	3,342
Prepaid expenses and other current assets	5,509	5,803
Total current assets	228,354	283,547
Property and equipment, net	19,641	20,242
Restricted cash	6,535	1,460
Intangible assets, net	38	44
Right-of-use assets	5,945	9,661
Other assets	10,884	6,853
TOTAL ASSETS	$271,397	$321,807
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,300	$9,199
Accrued liabilities	24,682	26,555
Customer deposits	16,006	20,784
Operating lease liability, current	2,860	2,561
Current portion of long-term debt	—	3,222
Deferred revenue, current portion	24,734	13,920
Total current liabilities	96,582	76,241
Deferred revenue, net of current portion	3,069	4,232
Long-term debt	73,339	54,031
Credit revolver	5,000	—
Warrant liability	4,178	6,795
Operating lease liability, noncurrent	5,205	8,066
Other long-term liabilities	1,782	2,647
TOTAL LIABILITIES	189,155	152,012
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized at December 31, 2022 and 2021; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at December 31, 2022 and 2021; 181,586,944 and 179,206,456 shares issued and outstanding at December 31, 2022 and 2021	1,806	1,782
Additional paid-in capital	924,898	905,145
Accumulated deficit	(844,462)	(737,132)
TOTAL STOCKHOLDERS’ EQUITY	82,242	169,795
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$271,397	$321,807
The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Product	$79,325	$51,865	$42,742
Service	22,368	17,779	13,800
Distribution rights	513	475	475
Total revenue	102,206	70,119	57,017
Cost of revenue:
Product	71,238	51,780	49,347
Service	20,923	18,004	11,729
Total cost of revenue	92,161	69,784	61,076
Gross profit (loss)	10,045	335	(4,059)
Operating expenses:
Research and development	32,431	31,849	25,008
Selling and marketing	30,488	16,044	15,181
General and administrative	52,437	56,091	61,729
Impairment charges	1,816	—	—
Total operating expenses	117,172	103,984	101,918
Loss from operations	(107,127)	(103,649)	(105,977)
Interest income	1,686	13	791
Interest expense	(5,057)	(4,241)	(3,307)
Other income (expense), net	3,168	(2,171)	585
Loss before provision for income taxes	$(107,330)	$(110,048)	$(107,908)
Provision for income taxes	—	—	—
Net loss attributable to common stockholders, basic and diluted	$(107,330)	$(110,048)	$(107,908)
Net loss per share, basic and diluted	$(0.59)	$(0.67)	$(0.73)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	180,697,230	164,521,064	147,895,561
The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(In thousands, except share data)

	Convertible Preferred Stock			Common Stock			Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital
Balance at December 31, 2019	—	$—	$—	147,191,695	$1,462	$733,888	$(519,176)	$216,174
Issuance of common stock from option exercises	—	—	—	20,579	—	15	—	15
Issuance of common stock from releases of restricted stock units	—	—	—	1,214,786	12	(12)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	—	—	—	(1,376)	—	(1,376)
Stock-based compensation	—	—	—	—	—	22,805	—	22,805
Issuance of common stock from employee stock purchase plan	—	—	—	188,291	2	363		365
Write-down of offering costs related to previous issuance of common stock upon public offering	—	—	—	—	—	191	—	191
Net loss	—	—	—	—	—	—	(107,908)	(107,908)
Balance at December 31, 2020	—	$—	$—	148,615,351	$1,476	$755,874	$(627,084)	$130,266
Issuance of common stock from option exercises	—	—	—	156,199	3	772	—	775
Issuance of common stock from releases of restricted stock units	—	—	—	4,015,380	40	(40)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	—	—	—	(4,600)	—	(4,600)
Stock-based compensation	—	—	—	—	—	23,871	—	23,871
Issuance of common stock upon public offerings (net of offering cost of $9,334)	—	—	—	26,231,500	262	128,364	—	128,626
Issuance of common stock from employee stock purchase plan	—	—	—	142,974	1	549		550
Fair value of warrants upon exercise	—	—	—	—	—	352	—	352
Issuance of common stock from warrant exercise (net exercise)	—	—	—	44,287	—	—	—	—
Issuance of common stock from warrant exercise (cash exercise)	—	—	—	765	—	3		3
Net loss	—	—	—	—	—	—	(110,048)	(110,048)
Balance at December 31, 2021	—	$—	$—	179,206,456	$1,782	$905,145	$(737,132)	$169,795
Issuance of common stock from option exercises	—	—	—	28,812	—	79	—	79
Issuance of common stock from releases of restricted stock units	—	—	—	2,066,469	20	(20)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	—	—	—	(2,554)	—	(2,554)
Stock-based compensation	—	—	—	—	—	21,608	—	21,608
Issuance of common stock from employee stock purchase plan	—	—	—	285,207	4	640	—	644
Net loss	—	—	—	—	—	—	(107,330)	(107,330)
Balance at December 31, 2022	—	$—	$—	181,586,944	$1,806	$924,898	$(844,462)	$82,242
The accompanying notes are an integral part of these consolidated financial statements.

VIEWRAY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021		2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,330)	$(110,048)		$(107,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,922	5,984		6,419
Stock-based compensation	21,608	23,871		22,805
Accretion on asset retirement obligation	95	105		63
Change in fair value of warrant liability	(2,617)	2,284		(509)
Loss on disposal of property and equipment	—	—		139
Inventory lower of cost and net realizable value adjustment	—	883		150
Provision for losses on accounts receivable	305	—		—
Amortization of debt discount and interest accrual	923	919		729
Write off of deferred financing fees	497	—		—
Impairment of ROU asset and related fixed assets	1,816	—	—	—
Product upgrade reserve	(1,600)	1,000		(2,294)
Changes in operating assets and liabilities:
Accounts receivable	(20,029)	(9,890)		5,048
Inventory	(1,554)	15,565		8,240
Deposits on purchased inventory	(2,706)	(2,694)		4,373
Deferred cost of revenue	(3,373)	(1,388)		(186)
Prepaid expenses and other assets	(4,144)	(5,550)		(1,356)
Accounts payable	18,402	(746)		(3,352)
Accrued expenses and other long-term liabilities	(1,796)	6,807		(292)
Customer deposits and deferred revenue	4,873	10,807		4,457
Net cash used in operating activities	(91,708)	(62,091)		(63,474)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,898)	(1,559)		(6,183)
Net cash used in investing activities	(3,898)	(1,559)		(6,183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	5,000	—		—
Proceeds from term loan modification	77,000	—		2,000
Payment of SVB term loan	(60,000)	—		—
Payment of debt issuance costs	(1,874)	—		(815)
Proceeds from common stock public offerings, gross	—	137,884		—
Payment of offering costs related to common stock public offerings	—	(9,334)		(539)
Proceeds from employee stock purchase plan	644	550		365
Proceeds from the exercise of stock options	79	775		15
Proceeds from the exercise of warrants	—	3		—
Payments for taxes related to net share settlement of equity awards	(2,556)	(4,600)		(1,376)
Net cash provided by (used in) financing activities	18,293	125,278		(350)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(77,313)	61,628		(70,007)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	219,808	158,180		228,187
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$142,495	$219,808		$158,180
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,628	$3,323		$3,262
Cash paid for taxes	$—	$—		$43
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock warrants reclassed from liability to additional paid-in capital upon exercise	$—	$352		$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,693		$643
Transfer of property and equipment from inventory	$132	$576		$1,698
Purchase of property and equipment in accounts payable and accrued expenses	$726	$82		$59
Offering costs included in accounts payable and accrued expenses	$—	$25		$460
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
Since inception, ViewRay Technologies, Inc. has devoted substantially all of its efforts towards research and development, selling and marketing activities, raising capital and the manufacturing, shipment and installation of MRIdian systems. In May 2012, ViewRay Technologies, Inc. was granted clearance from the U.S. Food and Drug Administration (“FDA”), to sell MRIdian with Cobalt-60. In November 2013, ViewRay Technologies, Inc. received its first clinical acceptance of a MRIdian with Cobalt-60 at a customer site, and the first patient was treated with that system in January 2014. ViewRay Technologies, Inc. has had the right to affix the CE mark to MRIdian with Cobalt-60 in the European Economic Area ("EEA") since November 2014. In September 2016, the Company received the rights to affix the CE mark to MRIdian Linac, and in February 2017, the Company received 510(k) clearance from the FDA to market MRIdian Linac. In February 2019, the Company received 510(k) clearance from the FDA for advancements in MRI, 8 frames per second cine, and Functional imaging (T1/T2/DWI) and High-Speed MLC. In December 2019, we received the CE mark for these advancements in the EEA. In December 2021, the Company received 510(k) clearance from the FDA on its recent submission for new MRIdian features ("MRIdian A3i") focused on enhancing on-table adaptive workflow efficiency and expanding clinical utility. In September 2022, the Company received approval to market the MRIdian system in China from the National Medical Products Administration ("NMPA").
The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal sources of liquidity are cash flows from public and private share offerings and available borrowings under its term loan agreement, as well as cash receipts from its sales of MRIdian systems. These have historically been sufficient to meet working capital needs, capital expenditures, and debt service obligations. During the year ended December 31, 2022, the Company incurred a net loss from operations of $107.3 million and used cash in operations of $91.7 million. The Company believes that its existing cash and cash equivalents and restricted cash balance of $142.5 million as of December 31, 2022, together with anticipated cash proceeds from sales of MRIdian systems will be sufficient to provide liquidity to fund its operations for at least the next 12 months.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allocation of revenue to multiple performance obligations within an arrangement, allowance for expected credit losses, inventory write-downs to reflect net realizable value, assumptions used in the valuation of stock-based awards and warrant liability, and valuation allowances against deferred tax assets. Actual results could differ from these estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company deposits its cash primarily in checking and money market accounts. The carrying amounts of the Company’s cash equivalents approximate their fair values due to their short maturities.
Restricted Cash
At December 31, 2022 and 2021, the Company had an aggregate of $6.5 million and $1.5 million of outstanding letters of credit related to its operating leases and its contractual obligations with distributors and customers. The letters of credit are collateralized by a restricted cash deposit account, which is presented as part of noncurrent assets on the balance sheets because the Company is not certain when the restriction will be lifted on the collateralized letters of credit. At December 31, 2022 and 2021, no amounts were drawn on the letters of credit.
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
Additionally, the Company performs periodic credit evaluations of its customers’ financial condition and generally requires deposits from its customers. The Company’s accounts receivable were derived from billings to customers. The Company’s customers representing greater than 10% of accounts receivable or revenue for the periods presented were as follows:

	Revenue			Accounts Receivables
	Year Ended December 31,			December 31,
Customers	2022	2021	2020	2022	2021
Customer A		11%	12%	15%	28%
Customer B					16%
Customer C					16%
Customer D					15%
Customer E			19%
Customer F			11%
Customer G			10%
Customer H	10%			26%
Customer I				14%
Customer J				12%
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
There was $0.3 million and nil of allowance for credit losses recorded at December 31, 2022 and 2021, respectively.
Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, prepaid expenses and other current assets, accounts payable, accrued liabilities, warrant liability and long-term debt. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The warrant liability is carried at fair value. The carrying amount of the Company’s long-term debt approximates its fair value as the stated interest rate approximates market rates currently available to the Company.

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
The Company reduces the carrying value of its inventory for the difference between cost and net realizable value and records a charge to cost of product revenues. The Company recorded an inventory lower of cost and net realizable value adjustment of nil, $0.9 million, and $0.2 million during the years ended December 31, 2022, 2021, and 2020 respectively.
The Company records inventory items which have been paid for but not yet received and for which title has not yet transferred to the Company as deposits on purchased inventory. Deposits on purchased inventory are included within current assets as the related inventory items are expected to be received and used in MRIdian systems within the Company’s normal operating cycle. The Company assesses the recoverability of deposits on purchased inventory based on credit assessments of the vendors and their history supplying these assets. At December 31, 2022, the Company did not have any instances whereby deposits for purchased inventory were written off or the purchased inventory was not delivered.
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
At December 31, 2022, the Company had outstanding asset retirement obligations of $1.1 million, which was included in other long-term liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2022, 2021 and 2020, the Company recognized accretion expenses of $95 thousand, $105 thousand and $63 thousand, respectively in the accompanying statements of operations and comprehensive loss.
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
During 2022, the Company recorded impairment charges of $1.5 million on its ROU asset for one of the Mountain View, California office spaces and $0.3 million on the related furniture and fixtures to reduce the carrying value to their estimated fair value in connection with the sublease discussed in Note 6. There was no impairment loss recognized during the years ended December 31, 2021 and 2020.
Revenue Recognition
The Company derives revenues primarily from the sale of MRIdian systems, installation of MRIdian systems, and support and maintenance services on sold systems. The Company accounts for revenue contracts with customers by applying the requirements of ASC 606, Revenues from Contracts with Customers, which includes the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the Company satisfies a performance obligation.
In all sales arrangements, revenues are recognized when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. The MRIdian system and installation of the MRIdian system are considered two distinct performance obligations For sales of the related support and maintenance services, a time-elapsed method is used to measure progress toward complete satisfaction of performance obligations and service revenue is recognized ratably over the service contract term, which is typically 12 months. Additional details regarding revenue recognition are included in Note 7 – Revenue.
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
Deferred Commissions
Deferred commissions are the direct and incremental costs directly associated with the MRIdian system contracts with customers, which primarily consist of sales commissions to our direct sales force. The commissions are deferred and expensed in proportion to the revenue recognized upon the acceptance of the MRIdian system. At December 31, 2022 and 2021, the Company had $3.8 million and $3.3 million, respectively, in deferred commissions recorded as part of prepaid expenses and other current assets on the consolidated balance sheets.
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

3.Balance Sheet Components
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Prototype	$17,641	$17,730
Machine and equipment	19,068	17,701
Leasehold improvements	15,365	14,088
Furniture and fixtures	1,511	1,295
Software	1,389	1,389
Construction in progress	2,417	1,397
Property and equipment, gross	57,391	53,600
Less: accumulated depreciation and amortization	(37,750)	(33,358)
Property and equipment, net	$19,641	$20,242
Depreciation and amortization expense related to property and equipment was $4.9 million, $6.0 million and $6.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued payroll and related benefits	$15,542	$17,080
Accrued accounts payable	$5,606	$3,740
Payroll withholding tax, sales and other tax payable	$1,660	$1,094
Accrued legal and accounting	$241	$230
Product upgrade reserve	$900	$2,500
Other	$733	$1,911
Total accrued liabilities	$24,682	$26,555
Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred revenue:
Product	$8,814	$1,322
Services	18,057	15,385
Distribution rights	932	1,445
Total deferred revenue	27,803	18,152
Less: current portion of deferred revenue	(24,734)	(13,920)
Noncurrent portion of deferred revenue	$3,069	$4,232

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued interest, noncurrent portion	$96	$704
Asset retirement obligation	1,057	962
Other accrued costs	629	981
Total other-long term liabilities	$1,782	$2,647
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
The Company’s financial instruments that are carried at fair value mainly consist of Level 3 liabilities. These liabilities that are measured on a recurring basis relate to the 2017 and 2016 Placement Warrants, as described in Note 12. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, changes in the fair value of the underlying stock, estimated term and volatility would result in a directionally similar impact to the fair value of the warrant (see Note 12). During the year ended December 31, 2022, there were no warrants exercised. During the year ended December 31, 2021, warrants to purchase 119,420 shares of common stock were exercised and the aggregate fair value upon exercise of $0.4 million was reclassified from liabilities to additional paid-in-capital.
The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other income (expense), net in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2022, 2021 and 2020, the Company recorded a gain of $2.6 million, a loss of $2.3 million, and a gain of $0.5 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. There have been no transfers between Level 1, Level 2 and Level 3 in any periods presented.
The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$3,127	$3,127
2016 Placement Warrants Liability	—	—	1,051	1,051
Total Warrant Liability	$—	$—	$4,178	$4,178

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$5,030	$5,030
2016 Placement Warrants Liability	—	—	1,765	1,765
Total Warrant Liability	$—	$—	$6,795	$6,795
The following table summarizes the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Year Ended December 31,
	2022	2021	2020
Fair value, beginning of period	$6,795	$4,864	$5,373
Change in fair value of Level 3 financial liabilities	(2,617)	2,284	(509)
Fair value of 2016 Placement Warrants at exercise	—	(2)	—
Fair value of 2017 Placement Warrants at exercise	—	(351)	—
Fair value, end of period	$4,178	$6,795	$4,864
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
The fair value of ROU asset and related furniture and fixtures was determined based on Level 3 measurements. Inputs to this fair value measurement included a valuation model that measures the present value of remaining lease payments less estimated sublease income at a discount rate that captures the risk associated with the future cash flows.
5.Debt
In December 2018, the Company entered into a term loan agreement with SVB (the “SVB Term Loan”). The SVB Term Loan was subsequently amended, and on May 31, 2022, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to SVB Term Loan. The Fourth Amendment, among other things, amended the SVB Term Loan to: (i) increase the term loan agreement principal amount from $58.0 million to $60.0 million, (ii) revise the maturity date to October 1, 2027, and (iii) revise the payment schedule for the outstanding principal balance to 37 equal payments of principal to begin on October 1, 2024. The amendment was treated as a debt modification.
On November 14, 2022, the Company entered into a new five-year loan facility agreement with MidCap and SVB (the “Credit Agreement”). The Credit Agreement consists of a term loan of up to $100 million and a Revolving Credit Facility of up to $25 million.
Term Loan
The key elements of the term loan include (i) a term loan commitment up to $100 million, of which $25 million may be accessed upon achievement of a gross margin target for the 2023 fiscal year; (ii) an annual interest rate of the Wall Street Journal (“WSJ”) Prime rate plus 3.5% with a floor of 9.25%; (iii) an exit fee payment of 4.00% of the aggregate principal amount, and (iv) a maturity date of November 1, 2027, with three years of interest only payments, with the option to extend the interest only period for one additional year at the election of the Company. At inception of the term loan, the Company evaluated this option as an embedded derivative and determined it to be clearly and closely related to the host contract. As such, no bifurcation of the embedded derivative from the host contract was required.
At close, the Company drew $75 million, of which $60.0 million was used to retire its existing SVB Term Loan. The Company accounted for the term loan portion of the Credit Agreement as a debt modification. However, given the large disproportion between the amount repaid to SVB under the existing term loan and the amount received from SVB under the new Agreement, the Company wrote off a pro-rata portion of the unamortized deferred fees and costs for a total of $0.5 million.

The Company received net proceeds of approximately $14.0 million after related bank and legal fees of approximately $1.0 million. Such fees are accounted for as debt discount and issuance costs and presented as a direct deduction from the carrying amount of debt on the Company’s consolidated balance sheets. Debt discount, issuance costs and the final payment are amortized or accreted as interest expense over the term of the loan using the effective interest method.
Revolving Credit Facility
The key elements of the revolving line of credit under the Credit Agreement include (i) a revolving line of credit of up to $25 million, comprised of an initial $15 million commitment, with the option to increase the line by an additional $10 million, subject to lender approval and borrowing base availability; (ii) an annual interest rate of the WSJ Prime rate plus 0.5% with a floor of 6.25%; (iii) a maturity date of November 1, 2027. At close, the Company drew $5 million.
The Credit Agreement is secured by substantially all assets of the Company, except that the collateral does not include any intellectual property held by the Company, provided, however, the collateral does include all accounts and proceeds of such intellectual property.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions and transactions with affiliates. The Credit Agreement also contains financial covenants that require the Company to maintain a minimum net revenue threshold and a minimum backlog balance.
The Credit Agreement includes standard events of default, including, among other things, subject in certain cases to customary grace periods, thresholds and notice requirements, the Company’s failure to fulfill its obligations under the Agreement or the occurrence of a material adverse change in the Company's business, operations, or condition (financial or otherwise). In the event of default by the Company under the Credit Agreement, MidCap and SVB would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Agreement, which could harm the Company's financial condition.
The Company’s scheduled future payments on the term loan at December 31, 2022 are as follows (in thousands):

Year Ended December 31,
2023	$—
2024	—
2025	6,250
2026	37,500
2027	31,250
Total future principal payments	75,000
Less: unamortized debt discount	(1,661)
Carrying value of long-term debt	73,339
Less: current portion	—
Long-term portion	$73,339
6.Commitments and Contingencies
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
In recognition of the right-of-use assets and the related lease liabilities, the option to extend the lease term has not been included as the Company is not reasonably certain that it will exercise any such option. At December 31, 2022, the weighted-average remaining lease term in years is 2.7 years and the weighted-average discount rate used is 7.6%. The Company recognized of $2.3 million, $2.8 million, and $3.1 million lease costs arising from lease transactions for the years December 31, 2022, 2021 and 2020, respectively.
During the years ended December 31, 2022, 2021, and 2020, the Company recognized the following cash flow transactions arising from lease transactions (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$2,261	$2,848	$3,145
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1,693	643
At December 31, 2022, the future payments and interest expense for the operating leases are as follows (in thousands):

Year Ended December 31,	Future Payments
2023	$3,357
2024	3,301
2025	2,096
2026	146
Thereafter	—
Total undiscounted cash flows	$8,900
Less: imputed interest	(835)
Present value of lease liabilities	$8,065
Sublease
In March 2022, the Company entered into an agreement to sublease all 24,600 rentable square feet of one of its Mountain View, California office spaces to a subtenant to offset its cash outflow. The sublease commenced on May 2, 2022 and will expire on March 31, 2024, unless earlier terminated in accordance with the sublease agreement.
Sublease income is recognized on a straight-line basis over the term of the sublease agreement and is recorded separately from the related rent expense from the Mountain View, California office space within interest and other income, net in the consolidated statements of operations and comprehensive loss. The sublease provides for annual base rent of approximately $0.5 million in the first year (subject to an abatement of base rent for the first two months of the sublease) and approximately $0.6 million in the second year. The sublessee is responsible for its pro rata share of certain costs, taxes and operating expenses related to the subleased space, the consideration for which is variable and recorded net of the Company’s operating costs in the office space. Variable lease consideration that does not depend on an index or rate is allocated to a non-lease component and is recognized over time in accordance with the pattern of transfer. The variable consideration relates exclusively to non-lease components representing such services and will be recognized as incurred. For the year ended December 31, 2022, gross sublease income of $0.4 million was recorded.
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
Purchase Commitments
At December 31, 2022, the Company had $15.6 million in outstanding firm purchase commitments.

7.Revenue
The Company derives revenue primarily from the sale of MRIdian systems and related services as well as support and maintenance services on sold systems. Revenue is categorized as product revenue, service revenue and distribution rights revenue.
The following table presents revenue disaggregated by type and geography (in thousands):

	Years Ended December 31,
U.S.	2022	2021	2020
Product	$38,765	$31,769	$8,428
Service	13,052	10,399	7,739
Total U.S. revenue	$51,817	$42,168	$16,167

Outside of U.S. ("OUS")
Product	$40,560	$20,096	$34,314
Service	9,316	7,380	6,061
Distribution rights	513	475	475
Total OUS revenue	$50,389	$27,951	$40,850

Total
Product	$79,325	$51,865	$42,742
Service	22,368	17,779	13,800
Distribution rights	513	475	475
Total revenue	$102,206	$70,119	$57,017
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
Trade receivables are recorded at the original invoiced amount, net of an estimated allowance for credit losses. Trade credit is generally extended on a short-term basis. The Company occasionally provides for long-term trade credit for its maintenance services so that the period between when the services are rendered to its customers and when the customers pay for that service is within one year. Thus, the Company’s trade receivables do not bear interest or contain a significant financing component. Long-term trade receivables of $9.0 million and $5.4 million were reported within other assets in the consolidated balance sheets at December 31, 2022 and 2021, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate and are expected to be collected three to four years from the date of invoice as the underlying maintenance services are rendered. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. This contract asset is recorded as an unbilled receivable and reported as part of accounts receivable on the consolidated balance sheets.
Trade receivables are evaluated for expected credit losses based on past credit history of the respective customers and their current financial condition. Changes in the estimated collectability of trade receivables are included in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for credit losses. The Company generally does not require collateral for trade receivables. There was $0.3 million and nil allowance for credit losses recorded at December 31, 2022 or 2021.
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
During the years ended December 31, 2022, 2021 and 2020, the Company recognized $10.5 million, $9.3 million and $8.3 million, respectively, of revenues that were included in the deferred revenue balance at the beginning of each reporting period.
Variable Consideration
The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company estimates the transaction price at contract inception, including any variable consideration, and updates the estimate each reporting period for any changes.
8.Licensing Agreement
In December 2004, ViewRay Technologies, Inc. entered into a licensing agreement with the University of Florida Research Foundation, Inc., or UFRF, whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a royalty from sales of products developed and sold by the Company utilizing the licensed patents. ViewRay Technologies, Inc. met all of the product development and commercialization milestones at December 31, 2013, and started to make quarterly royalty payments in 2014. Royalty payments are based on 1% of net sales, defined as the amount collected on sales of licensed products and/or licensed processes after deducting trade and/or quantity discounts, credits on returns and allowances, outbound transportation costs paid and sales tax. Minimum quarterly royalty payments of $50 thousand commenced with the quarter ended March 31, 2014, and are payable in advance. Minimum royalties paid in any calendar year are credited against earned royalties for such calendar year. The royalty payments continue until the earlier of (i) the date that no licensed patents remain enforceable or (ii) once the payment of earned royalties cease for more than four consecutive calendar quarters. Royalty expenses based on 1% of net sales were $0.5 million, $0.3 million and $0.7 million during the years ended December 31, 2022, 2021 and 2020, respectively, and were recorded as product cost of revenue in the consolidated statements of operations and comprehensive loss. There were no minimum royalty payments in excess of 1% of net sales during the years ended December 31, 2022, 2021 and 2020.
9.Distribution Agreement
In December 2014, the Company entered into a distribution agreement with Itochu Corporation, or Itochu, a Japanese entity, pursuant to which the Company appointed Itochu as its exclusive distributor for the sale and delivery of its MRIdian products within Japan. The exclusive distribution agreement has an initial term of 10 years from December 2014, and contains features customary in such distribution agreements. Under this distribution agreement, the Company will supply its products and services to Itochu based upon the Company’s then-current pricing. In consideration of the exclusive distribution rights granted, Itochu agreed to pay a distribution fee of $4.0 million in three installments: (i) the first installment of $1.0 million was due upon execution of the distribution agreement; (ii) the second installment of $1.0 million was due within 10 business days following submission of the application for regulatory approval of the Company’s product to the Japan regulatory authority; and (iii) the final installment of $2.0 million was due within 10 business days following receipt of approval for the Company’s product from the Japanese Ministry of Health, Labor and Welfare. The first and second installments of $2.0 million in aggregate were received in December 2014 and December 2015, respectively. In August 2016, the Company received the third and final $2.0 million installment upon the receipt of regulatory approval to market MRIdian in Japan. The entire $4.0 million distribution fee received was reclassified to deferred revenue as it was no longer refundable. In August 2016, the Company started recognizing distribution rights revenue ratably over the remaining term of the exclusive distribution agreement of approximately 8.5 years. The distribution rights revenue was $0.5 million for each of the years ended December 31, 2022, 2021 and 2020.
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
11.Convertible Preferred Stock
In March 2018, the Company issued 3,000,581 shares of Series A convertible preferred stock to an existing investor through the March 2018 Direct Registered Offering at a price of $8.31 per share. At the date of the financing, because the effective conversion rate of the preferred stock was less than the market value of the Company’s common stock, a beneficial conversion feature of $2.7 million was recorded as a discount to the convertible preferred stock and an increase to additional paid in capital. Because the preferred stock was perpetual and convertible at the option of the holder at any time, the Company fully amortized the discount related to the beneficial conversion feature as a deemed dividend which was recognized as an increase to accumulated deficit and net loss attributable to common stockholders. Effective on April 19, 2018, all outstanding shares of Series A convertible preferred stock were converted into shares of common stock at a conversion ratio of 1 1. Further, in May 2018, the Company filed a Certificate of Elimination of the Series A Convertible Preferred Stock de-authorizing the 3,000,581 shares of Series A convertible preferred stock. The Company had no outstanding preferred stock as of December 31, 2022 and 2021.
12.Warrants
Equity Classified Common Stock Warrants
In connection with the merger of ViewRay, Inc. and ViewRay Technologies, Inc. in July 2015, or the Merger, in July and August 2015, the Company conducted a private placement offering as part of which the Company issued warrants, or the 2015 Placement Warrants, that provide the warrant holder the right to purchase 198,760 shares of common stock at an exercise price of $5.00 per share. The 2015 Placement Warrants are exercisable at any time at the option of the holder until the five-year anniversary of their date of issuance. During the year ended December 31, 2018, the Company issued 92,487 shares of its common stock upon the net exercise of 2015 Placement Warrants to purchase 159,010 shares. The remaining 39,750 shares of 2015 Placement Warrants expired in July and August 2020 and none remained outstanding at December 31, 2022.
In connection with the March 2018 Direct Registered Offering, the Company issued warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share. The 2018 Offering Warrants became exercisable upon issuance and expire in March 2025. None of the 2018 Offering Warrants have been exercised to date and they all remained outstanding at December 31, 2022.
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

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Year Ended December 31, 2021	Warrants Outstanding at December 31, 2021	Warrants Exercised during the Year Ended December 31, 2022	Warrants Outstanding at December 31, 2022

2017 Placement Warrants	January 2017	7 years	$3.17	118,868	1,500,022	—	1,500,022
2016 Placement Warrants	August and September 2016	7 years	$2.95	552	536,711	—	536,711
Total				119,420	2,036,733	—	2,036,733
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
The following table summarizes the change in fair value the Company recognized related to its 2017 and 2016 Placement Warrants in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022, 2021, and 2020:

	December 31, 2022	December 31, 2021	December 31, 2020
Gain (loss) on 2017 Placement Warrants	$714	$(1,705)	$367
Gain (loss) on 2016 Placement Warrants	1,903	(579)	142
	$2,617	$(2,284)	$509

The fair value of the 2017 and 2016 Placement Warrants at December 31, 2022 and 2021 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	2017 Placement Warrants		2016 Placement Warrants
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Expected term (in years)	1.0	2.0	0.6	1.6
Expected volatility	82.9%	86.0%	82.7%	85.5%
Risk-free interest rate	4.7%	0.4%	4.8%	0.3%
Expected dividend yield	0%	0%	0%	0%
13.Stock-Based Compensation
As of December 31, 2022, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2015 Equity Incentive Award Plan (as amended and restated, the “2015 Plan”), and the 2015 Employee

Stock Purchase Plan (as amended and restated, the “ESPP”), respectively. All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans. At the recommendation of the Company’s board of directors, the shareholders approved an amendment to the 2015 Plan on June 10, 2022, which increased the number of shares available for issuance under the 2015 Plan by 6,300,000 shares of Common Stock.
The Company's board of directors determined the 2018 Inducement Program (“2018 Plan”) was no longer required under ViewRay’s compensation program and terminated it effective April 19, 2022. No further awards will be granted under this plan and no such awards have been granted since August 16, 2021. As a result, all 1,501,304 shares previously available for issuance under the 2018 Plan have been restored to the Company’s general authorized but unissued share reserve, and are no longer set aside for grants under the 2018 Plan.
The 2015 Plan provides for the grant of stock and stock-based awards including stock options, restricted stock units (including deferred stock units), performance-based stock units, and stock appreciation rights. Additionally, stock units may be issued as performance-based stock units to align stock compensation awards to the attainment of annual or long-term performance goals. As of December 31, 2022, there were 5.9 million shares available for grant under the 2015 Plan.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations and comprehensive loss is classified as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$668	$1,018	$965
Research and development	2,858	2,538	2,288
Selling and marketing	2,936	1,615	1,091
General and administrative	15,146	18,700	18,461
Total stock-based compensation expense	$21,608	$23,871	$22,805
Our stock-based compensation expense is based on the value of the portion of share-based payment awards that are ultimately expected to vest, assuming estimated forfeitures at the time of grant. Stock-based compensation relating to stock-based awards granted to consultants was insignificant for the years ended December 31, 2022, 2021 and 2020.
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
In March 2021, the Company introduced a performance share plan (the “2021 PSU Plan”) as a component of its equity grants for 2021. The 2021 PSU Plan provides for the award of performance share units (“PSUs”) to employees which vest upon on the achievement of performance targets related to the Company’s compound annual revenue growth rate over a three-year period are achieved. All PSU awards also include a time-based vesting component. If minimum performance thresholds are achieved, each PSU award will convert into shares at a defined ratio depending on the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the PSU awards’ requisite service periods. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted and recorded on the consolidated statement of operation and the remaining unrecognized stock-based compensation is recognized over the remaining requisite service period.
The grant date fair values of ISUs are based on the closing market price of our common stock on the grant date. Stock-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service period.
The weighted-average grant date fair value of ISUs granted in fiscal year 2022, 2021 and 2020 was $3.96 per share, $4.87 per share and $2.80 per share, respectively.

The table below summarizes the Company's activity and related information for its ISUs:

	RSUs and DSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	5,536,925	$4.04	707,088		$4.66
Granted	2,534,144	$3.86	1,249,383		$4.14
Incremental awards	—	$—	1,638,775	(1)	$4.66
Vested	(2,767,524)	$3.62	—		$—
Cancelled or forfeited	(280,516)	$4.19	(44,391)		$4.34
Unvested at December 31, 2022	5,023,029	$4.16	3,550,855		$4.33
Vested and unreleased	248,978		—
Outstanding at December 31, 2022	5,272,007		3,550,855
(1) Includes incremental PSUs which have been accrued as of December 31, 2022 based on the expected level of achievement of previously granted awards.
The total grant date fair value of ISUs awarded was $15.0 million, $16.8 million and $17.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total fair value of ISUs vested was $10.9 million, $27.5 million and $5.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
At December 31, 2022, total unrecognized stock-based compensation cost related to ISUs, net of estimated forfeitures, was $17.3 million, which is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2022, 6.7 million shares of ISUs are expected to vest.
Stock Options:
Stock option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant and with a four-years vesting schedule. Stock option awards generally expire 10 years from the date of grant.
A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2021	7,195,398	$6.97	6.1	$5,203
Options granted	—	—
Options exercised	(28,812)	2.76
Options cancelled or forfeited	(418,006)	7.75
Options outstanding at December 31, 2022	6,748,580	$6.95	5.0	$3,307
Options exercisable at December 31, 2022	6,480,492	$7.11	4.9	$2,745
Options vested and expected to vest at December 31, 2022	6,769,006	$6.97	5.0	$3,256
There were no options granted to employees for the years ended December 31, 2022 or 2021. The weighted-average grant date fair value of options granted to employees was $1.20 per share for the year ended December 31, 2020.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was nominal for the years ended December 31, 2022, 2021, and 2020.
At December 31, 2022, total unrecognized stock-based compensation cost related to stock options granted to employees, net of estimated forfeitures, was $0.4 million, which is expected to be recognized over a weighted-average period of 1.0 year.
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
The fair value of employee stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,
2020
Expected term (in years)	6.0
Expected volatility (%)	68.8%
Risk-free interest rate (%)	0.7%
Expected dividend yield (%)	0%
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
The purchase price of common stock purchased under the ESPP is currently equal to 85% of the lesser of the fair market value of a share of common stock on: 1) the first trading day of an offering period and 2) the last trading of each offering period. At December 31, 2022, 3.5 million shares were reserved for issuance under the ESPP, respectively. No more than 3.5 million shares of common stock may be issued under the ESPP. As of December 31, 2022, 0.6 million shares have been issued under the ESPP and 2.9 million shares remained available for future issuance under the ESPP.
Purchase rights granted under the ESPP are valued using the Black-Scholes pricing model. During 2022, the grant date for the two offering periods was January 1, 2022 and July 1, 2022. Starting in 2021, the Company determines volatility by solely using the Company’s own historical volatility measurements, since more than four years of historical data became available in the public market. Before this, the Company estimated the volatility rate by taking the average historic price volatility of the Company industry peers based on daily price observations over a period equivalent to the expected term of the offering period. The expected term represents the period of time the ESPP purchase rights are expected to be outstanding and approximates the offering period. The latest offering period and related purchase was completed on December 31, 2022. As such, there was no unrecognized compensation cost related to the ESPP as of December 31, 2022. Total compensation expense was $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2022, 2021, and 2020.

The fair value of each purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	0.50	0.50	0.3 - 0.5
Expected volatility (%)	83.2% - 83.8%	84.2% - 86.0%	83.0%
Risk-free interest rate (%)	0.22% - 2.52%	0.05% - 0.09%	0.09% - 0.17%
Expected dividend yield (%)	—%	—%	—%
14.Income Taxes
Income Tax Expense
The following reconciles the differences between income taxes computed at the federal income tax rate and the provision for income taxes:

	Year Ended December 31,
	2022	2021	2020
Expected income tax benefit at the federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.0	0.0	0.0
Change in federal statutory rate	0.0	0.0	0.0
Non-deductible stock compensation	(4.5)	(3.1)	0.2
True-up federal deferred taxes	7.7	0.0	0.0
Non-deductible items and other	0.5	(1.7)	(3.6)
Federal and state credits	1.0	0.7	0.5
Change in valuation allowance	(25.7)	(16.9)	(18.1)
Total	0.0%	0.0%	0.0%
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s net deferred tax assets consisted of the following at December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$155,153	$140,581
Research and development tax credits	10,406	9,149
Reserves and accruals	7,091	6,004
Operating lease liability	1,868	2,615
Capitalized §174 Costs	4,476	—
Share-based compensation	8,157	1,406
Other	5,277	4,109
Total deferred tax assets	192,428	163,864
Less: Valuation allowance	(191,051)	(161,487)
Net deferred tax assets	1,377	2,377
Deferred tax liabilities
Right-of-use assets	(1,377)	(2,377)
Total deferred tax liabilities	(1,377)	(2,377)
Net deferred tax assets	$—	$—

The Company maintains a valuation allowance related to its deferred tax asset position when management believes it is more likely than not that the net deferred tax assets will not be realized in the future. The Company’s valuation allowance increased by $29.6 million and $23.3 million during the year ended December 31, 2022 and 2021, respectively.
At December 31, 2022, the Company had federal net operating loss carryforwards of $670.0 million, which begin to expire in the year ending December 31, 2024, and $274.6 million related to state net operating loss carryforwards, which begin to expire in the year ending December 31, 2022. The Company had federal research and development tax credit carryforwards of $9.0 million, and state carryforwards of $5.3 million at the year ended December 31, 2022. The federal credits begin to expire in the year ending December 31, 2027 and the state credits carryforward indefinitely.
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
At December 31, 2022 and 2021, the Company’s unrecognized tax benefits consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Unrecognized tax benefit, beginning of period	$3,357	$2,681
Gross increases — current year tax positions	908	704
Gross increases — prior year tax positions	—	—
Gross decreases — prior year tax positions	(363)	(28)
Unrecognized tax benefit, end of period	$3,902	$3,357
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
15.Employee Benefits
The Company has a 401(k) Plan which covers its eligible employees. The 401(k) Plan permits the participants to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the IRC. Participant contributions are limited to a maximum annual amount as set periodically by the IRC. The Company matched 50% of eligible participant contributions up to 8% annual contribution during the year ended December 31, 2022. The Company’s matching contribution to the 401(k) Plan was $1.1 million, $0.7 million, and $1.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

16.Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to common stockholders, basic and diluted	$(107,330)	$(110,048)	$(107,908)
Weighted-average common shares used in computing net loss per share, basic and diluted	180,697,230	164,521,064	147,895,561
Net loss per share, basic and diluted	$(0.59)	$(0.67)	$(0.73)
Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the years ended December 31, 2022, 2021, and 2020 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share.
The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	6,748,580	7,195,398	8,142,348
Warrants to purchase common stock - liability classified	2,036,733	2,036,733	2,156,153
Warrants to purchase common stock - equity classified	1,418,116	1,418,116	1,418,116
Unvested restricted stock units	8,573,884	6,244,013	8,046,399
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
The following table sets forth revenue by geographic area based on the shipping address of the customers’ location (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$51,817	$42,168	$16,167
Italy	10,395	1,060	5,642
France	7,414	7,868	7,025
United Kingdom	1,040	1,173	6,060
Taiwan	218	4,870	10,710
Rest of world	31,322	12,980	11,413
Total revenue	$102,206	$70,119	$57,017
At December 31, 2022 and 2021, nearly all long-lived assets are located in the United States.
18.Related Party Transactions
Hudson Executive Capital LP
Pursuant to the Cooperation Agreement with Hudson Executive Capital LP and certain of its affiliates (collectively, “Hudson”) dated March 8, 2022, the Company concurrently entered into a Consulting Agreement with Sai Nanduri, a Senior Investment Analyst and representative of Hudson, pursuant to which the Company was required to pay Mr. Nanduri $160,000 during 2022 and consider Mr. Nanduri as a candidate for election to the Company's board of directors at the 2023 annual meeting of shareholders. This agreement expired on its terms on January 2, 2023.

Pursuant to the Cooperation Agreement with Hudson dated January 20, 2023, the Company concurrently entered into an Observer Agreement with Mr. Nanduri, pursuant to which Mr. Nanduri was appointed an observer to the board of directors of the Company and for which the Company is required to pay Mr. Nanduri $180,000 during 2023. The Company further agreed to appoint Mr. Nanduri as a member of its board of directors in the event a current director were to resign.
License Agreement with University of Florida Research Foundation, Inc.
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
Under the distribution agreement, Chindex acts as the Company’s distributor and regulatory agent for the sale and delivery of its MRIdian products within the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. The distribution agreement has an initial term of five years with an option to renew for an additional five years. Under the distribution agreement, the Company will supply its products and services to Chindex based on an agreed upon price between the Company and Chindex. In accordance with the agreement, Chindex agreed to pay ViewRay an upfront fee, portions of which may be refundable under certain conditions, of $3.5 million, payable in three installments: (i) the first installment of $1.5 million due approximately 60 days after the effectiveness of the distribution agreement; (ii) the second installment of $1.0 million due on the first anniversary from the effective date of the agreement; and (iii) the third installment of $1.0 million due on the second anniversary from the effective date of the agreement. The Company has received all three installments as of December 31, 2022.

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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2022 at the reasonable assurance level.
Changes in Internal Control
In 2022, we finalized our implementation of a new enterprise resource planning (“ERP”) system. The ERP implementation has affected various systems and processes and as a result, we have made certain changes to our internal controls to address the ERP implementation.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was effective as of that date.
Item 9B. OTHER INFORMATION
None.
Item 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
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
In addition, the information in our Proxy Statement for the 2023 Annual Meeting of stockholders regarding the director nomination process, the Audit Committee financial expert and the identification of the Audit Committee members appearing under the heading "Corporate Governance and Board of Directors Matters" is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
The Company maintains employee compensation programs and benefit plans in which our executive officers are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits to this Annual Report. The information in our Proxy Statement for the 2023 Annual Meeting of stockholders appearing under the heading “Executive Compensation” is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS
The information in our Proxy Statement for the 2023 Annual Meeting of stockholders appearing under the heading "Information About Stock Ownership—Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plan Information" is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in our Proxy Statement for the 2023 Annual Meeting of stockholders appearing under the headings Certain Relationships and Related Party Transactions" and "Corporate Governance and Board of Directors Matters—Director Independence" is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in our Proxy Statement for the 2023 Annual Meeting of stockholders appearing under the headings "Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Services" and "Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures" is incorporated herein by reference.

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
		S-1/A	10.21(b)	12/16/15
10.12(a)†	ViewRay Incorporated 2008 Stock Incentive Plan.	S-1/A	10.24(a)	12/16/15
10.12(b)†	Form of Incentive Stock Option and Reverse Vesting Agreement (Change of Control) under the 2008 Plan.	S-1/A	10.24(b)	12/16/15
10.12(c)†	Form of Incentive Stock Option and Reverse Vesting Agreement under the 2008 Plan.	S-1/A	10.24(c)	12/16/15
10.12(d)†	Form of Nonstatutory Stock Option and Reverse Vesting Agreement under the 2008 Plan.	S-1/A	10.24(d)	12/16/15
10.13(a)†	ViewRay, Inc. 2015 Equity Incentive Award Plan.	S-1/A	10.26(a)	12/16/15
10.13(b)†	Form of Option Agreement under the 2015 Plan.	S-1/A	10.26(b)	12/16/15
10.13(c)†	Form of Restricted Stock Agreement under the 2015 Plan.	S-1/A	10.26(c)	12/16/15
10.13(d)†	Form of Restricted Stock Unit Agreement under the 2015 Plan.	S-1/A	10.26(d)	12/16/15
10.13(e)†	ViewRay, Inc. Amended and Restated 2015 Equity Incentive Award Plan.	S-8	99.1	6/26/20
10.13(f)†	Amended and restated 2015 Equity Incentive Award Plan Performance Share Award Grant Notice.	10-Q	10.10	11/5/21

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description	Form	Exhibit	Date Filed
10.13(g)†	ViewRay, Inc. Amended and Restated 2015 Equity Incentive Award Plan, as amended through June 10, 2022.	S-8	99.2	6/14/22
10.14†	Form of Indemnification Agreement for directors and executive officers.	S-1/A	10.27	12/16/15
10.15(a)†	ViewRay, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	10.29	12/16/15
10.15(b)†	ViewRay, Inc. 2015 Employee Stock Purchase Plan, as amended February 27, 2020.	10-K	10.26(b)	3/12/20
10.16†	ViewRay, Inc. 2018 Equity Inducement Award Program.	S-8	99.1	8/10/18
10.17	Securities Purchase Agreement, dated as of October 23, 2017, by and among ViewRay, Inc. and Fosun International Limited named therein.	8-K	10.1	10/25/17
10.18	Amended and Restated Securities Purchase Agreement, dated as of March 5, 2018, by and among ViewRay, Inc. and Fosun International Limited named therein	10-K	10.40	3/12/18
10.19	Warrant Agreement, effective February 25, 2018, by and between ViewRay Inc. and Strong Influence Limited.	10-K	10.42	3/12/18
10.20	Vanni Business Park Industrial Lease by and between Vanni Business Park, LLC and ViewRay, Inc. dated April 11, 2018.	10-Q	10.1	8/7/18
10.21	Second Amendment to Office Lease by and between BXP Research Park LP and ViewRay, Inc. dated September 1, 2018.	10-Q	10.2	8/7/18
10.22+	Agreement made as of October 1, 2020, by and among ViewRay Technologies, Inc., ViewRay, Inc. and Siemens Healthcare GmbH.	8-K	10.1	10/7/20
10.23+	Development and Supply Agreement, effective April 4, 2022, by and between ViewRay Technologies, Inc. and Siemens Healthcare GmbH.	10-Q	10.3	5/6/22
10.24	Cooperation Agreement dated March 8, 2022, by and between ViewRay, Inc. and Hudson Executive Capital LP, on behalf of itself and certain of its affiliates.	8-K	10.1	3/9/22
10.25	Cooperation Agreement dated January 20, 2023, by and between ViewRay, Inc. and Hudson Executive Capital LP, on behalf of itself and certain of its affiliates.	8-K	10.1	1/20/23
10.26	Credit, Security and Guaranty Agreement dated as of November 14, 2022, by and among ViewRay, Inc., ViewRay Technologies, Inc., MidCap Financial Trust and Silicon Valley Bank.				X
10.27†	Employment Agreement, dated July 22, 2018, by and between ViewRay Inc. and Scott Drake.	10-Q	10.5	8/7/18
10.28†	Amendment to Employment Agreement, dated December 20, 2018 by and between ViewRay Inc. and Scott Drake.	10-K	10.51	3/15/19
10.29†	Second Amendment to Employment Agreement, dated February 27, 2023 by and between ViewRay Inc. and Scott Drake.				X
10.30†	Offer Letter to Zachary Stassen dated April 20, 2020.	8-K	10.1	4/30/20
10.31†	General Release of Claims, dated January 6, 2023, by and between ViewRay, Inc. and Zachary Stassen.				X
10.32†	Offer Letter to William Burke dated January 6, 2023.				X
21	List of Subsidiaries.				X
23.1	Consent of Deloitte & Touche LLP.				X
31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X
31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document				X
101.SCH	Inline XBRL Taxonomy Schema Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description	Form	Exhibit	Date Filed
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
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
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2023.

VIEWRAY, INC.

By:	/s/ Scott Drake
Scott Drake
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott Drake	Director, President and Chief Executive Officer	February 28, 2023
Scott Drake	(Principal Executive Officer)
/s/ William Burke	Chief Financial Officer	February 28, 2023
William Burke	(Principal Financial and Accounting Officer)
/s/ Daniel Moore	Chairman of the Board	February 28, 2023
Daniel Moore
/s/ Caley Castelein, M.D.	Director	February 28, 2023
Caley Castelein, M.D.
/s/ B. Kristine Johnson	Director	February 28, 2023
B. Kristine Johnson
/s/ Karen N. Prange	Director	February 28, 2023
Karen N. Prange
/s/ Brian K. Roberts	Director	February 28, 2023
Brian K. Roberts
/s/ Susan C. Schnabel	Director	February 28, 2023
Susan C. Schnabel
/s/ Phillip M. Spencer	Director	February 28, 2023
Phillip M. Spencer
/s/ Gail Wilensky, Ph.D.	Director	February 28, 2023
Gail Wilensky, Ph.D.