Form 10-K/A
period 2022-12-31
ViewRay, Inc.
filed 2023-04-28
CIK 1597313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
The number of shares of Registrant’s Common Stock outstanding as of April 10, 2023 was 183,389,623.
DOCUMENTS INCORPORATED BY REFERENCE
See “Explanatory Note”.

EXPLANATORY NOTE
On February 28, 2023, ViewRay, Inc. (the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accounting Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.
We currently do not anticipate that our definitive proxy statement for our 2023 Annual Meeting of Stockholders will be filed before the 120th day after the end of our last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:
a.amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;
b.delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
c.file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended.
Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

VIEWRAY, INC.
FORM 10-K/A

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Our business affairs are managed under the direction of our Board, which is currently comprised of nine members. Until the election of directors at the 2024 annual meeting of stockholders, our Board is divided into three classes. The following is biographical information for our executive officers, including their ages, as of April 10, 2023.

Name	Age	Position with Company	Position Since
Class I Directors whose terms expire at the annual meeting of stockholders to be held in 2024
Scott W. Drake	55	President, Chief Executive Officer and Director	2018
B. Kristine Johnson	71	Director	2020
Phillip M. Spencer	60	Director	2021
Class II Directors whose terms expire at the annual meeting of stockholders to be held in 2023
Daniel Moore	62	Board Chair	2018
Susan C. Schnabel	61	Director	2022
Gail Wilensky, PhD.	79	Director	2019
Class III Directors whose terms expire at the annual meeting of stockholders to be held in 2024
Caley Castelein, M.D.	52	Director	2008
Brian K. Roberts	52	Director	2015
Karen N. Prange	59	Director	2021
Caley Castelein, M.D. has served as a member of our Board since January 2008. Since March 2006, he has served as a Managing Director and founder of Kearny Venture Partners, L.P., a healthcare venture capital fund. Additionally, he founded KVP Capital, L.P. in 2013 and manages the fund, which invests in small and mid-cap healthcare companies. Since February 2017, Dr. Castelein has served as a member of the board of directors of Aerpio Therapeutics, Inc. (NASDAQ: ARPO), a biopharmaceutical company, which merged with Aadi Bioscience, Inc. (NASDAQ: AADI) in August 2021, where he now serves as Chair. He served as a member of the board of directors for Boreal Genomics, Inc., a diagnostics company, from October 2010 until its successful sale in September 2021. He has served as a director at NewBridge Pharmaceuticals FZ, LLC, a specialty therapeutics company, since March 2015. Dr. Castelein served as a member of the board of directors for Waterstone Pharmaceuticals, Inc., a pharmaceutical company from March 2015 to March 2018; AliveCor, Inc., a medical device company from April 2015 to March 2020; Wellpartner, Inc., a pharmaceutical distribution solutions company, from March 2015 to November 2017; and Neos Therapeutics, Inc. (NASDAQ: NEOS), a pharmaceutical company from March 2015 to July 2015. He holds an A.B. from Harvard College and an M.D. from the University of California, San Francisco. We believe Dr. Castelein is qualified to serve on our Board based on his extensive investment experience in the healthcare industry.
Scott W. Drake has served as our President and Chief Executive Officer and as a member of the Board since July 2018. Mr. Drake has over 30 years of experience in the medical device field. From August 2011 to August 2017, he served as President and Chief Executive Officer, and as a member of the board of directors of The Spectranetics Corporation (NASDAQ: SPNC), a medical device company. From November 2009 to July 2011, he was a Senior Vice President of DaVita Corporation (NYSE: DVA), a provider of kidney care and dialysis. Mr. Drake has served on the board of directors of Paragon 28, Inc. (NYSE: FNA) a medical device manufacturer, since August 2021. Mr. Drake served as the Board Chair of AtriCure, Inc. (NASDAQ: ATRC) from 2013 to April 2021, as well as a member of the board of directors of Zayo Group Holdings, Inc. (NYSE: ZAYO) from November 2018 to March 2020. He has served on the board of directors of Cordis, a privately held medical device manufacturer, since August 2021. He serves as the Chair of the AdvaMed Radiation Therapy Sector as well as a board member for the Medical Device Manufacturers Association. Mr. Drake holds a B.S. in Business Administration from Miami University of Ohio. We believe that Mr. Drake is qualified to serve on our Board based on his experience in leading innovative medical technology companies, delivering value to patients and customers, as well as growth for stockholders.

B. Kristine Johnson has served as a member of the Board since April 2020. Since 2000, Ms. Johnson has been President and General Partner of Affinity Capital Management, a venture capital firm. In April 2021, she was appointed Board Chair of AtriCure, Inc. (NASDAQ: ATRC), a medical device company, where she has also served as a member of the board of directors since March 2017. In December 2021, she was appointed to the board of directors of Paragon 28, Inc. (NASDAQ: FNA), a medical device company. Ms. Johnson has served as a member of the board of directors of ClearPoint Neuro (NASDAQ: CLPT), a medical device company, since August 2019. She served as a member of the board of directors of Piper Sandler, an investment banking firm, from 2003 to 2019. Ms. Johnson served as a member of the board of directors of The Spectranetics Corporation (NASDAQ: SPNC), a medical device company, from 2012 to 2017. She held various executive leadership positions at Medtronic (NYSE: MDT) from 1982 to 1999. Ms. Johnson serves as a member of the board of directors of the University of Minnesota Foundation Investment Advisors. She holds a B.A. from St. Olaf College. We believe Ms. Johnson is qualified to serve on our Board based on her extensive experience in the medical device industry as well as her depth of knowledge in the investment banking and capital management arenas.
Daniel Moore has served as a member of the Board and our Board Chair since February 2018. Mr. Moore has served as a member of the board of directors for medical device company LivaNova, PLC (NASDAQ: LIVN) since September 2015. He served as a member of the board of directors for GI Dynamics, Inc. (ASX: GID), a medical device company from 2014 to 2020. From 2012 to 2019, Mr. Moore served as a member of the board of directors of medical device company, BrainScope. He served as a member of the board of directors of TriVascular (NASDAQ: TRIV), a medical device company, from 2010 to 2016. From 2007 to 2015, Mr. Moore served as Chief Executive Officer as well as a member of the board of directors of Cyberonics, Inc. (NASDAQ: CYBX), a medical device company. From 1989 to 2007, Mr. Moore held various positions in sales, marketing and senior management for Boston Scientific Corporation (NYSE: BSX). From 2009 to 2016, Mr. Moore was a member of the board of directors of the Medical Device Manufacturers Association, serving as Board Chair from 2012 to 2014. He was a member of the board of directors of the Medical Device Innovation Consortium from 2012 to 2014. Mr. Moore has served on the board of the Epilepsy Foundation of America since 2014. He holds a B.A. from Harvard University, and an M.B.A. from Boston University. We believe Mr. Moore is qualified to serve on our Board based on his diverse domestic and global business experience in the medical device industry.
Karen N. Prange has served as a member of the Board since June 2021. She has served as a member of the board of directors of Cantel Medical (NYSE: CMD), a medical equipment company, since October 2019 until its sale to Steris Corp in June 2021. Ms. Prange has served as a member of the board of directors of Atricure (NASDAQ: ATRC), a medical device company, since December 2019. She has served as a member of the board of directors of Nevro (NASDAQ: NVRO), a medical device company, since December 2019. Ms. Prange has served as a member of the board of directors of WS Audiology, a hearing aid manufacturer, since March 2020. Ms. Prange has served on the board of Embecta (NASDAQ: EMBC since April 2022. She has served as Strategic Advisor to Nuvo Group, LLC, a medical device company, since September of 2019 and Industrial Advisor to EQT Group, a global investment organization, since March 2020. From May 2016 to April 2018, Ms. Prange was Executive Vice President and Chief Executive Officer for the Global Animal Health, Medical and Dental Surgical Group at Henry Schein as well as a member of the Executive Committee. She served as Senior Vice President of Boston Scientific and President of its Urology and Pelvic Health business from 2012 to 2016. From 1995 to 2012, Ms. Prange held various roles of increasing leadership at Johnson & Johnson Company (NYSE: JNJ), most recently as General Manager of the Micrus Endovascular and Codman Neurovascular businesses. She holds a B.S. in Business Administration from the University of Florida. We believe Ms. Prange is qualified to serve on the Board based on her other public medical device board service and her extensive experience in commercial, operational and strategic leadership roles in healthcare companies.
Brian K. Roberts has served as a member of the Board since December 2015. Since September 2020, Mr. Roberts has served as President and Chief Executive Officer of Tarveda Therapeutics, Inc., a biopharmaceutical company, where he also served as Chief Financial Officer from January 2018 to September 2020. From July 2016 to April 2020, he served as a member of the board of directors for Valeritas Holdings, Inc. (NASDAQ: VLRX), a medical technology company. Mr. Roberts served as Chief Operating and Financial Officer at Avedro, Inc., a pharmaceutical and medical device company, from January 2015 to October 2016. He served as Chief Financial Officer at Insulet Corporation (NASDAQ: PODD), also a medical device company, from 2009 to 2014. Mr. Roberts served as Chief Financial Officer at Jingle Networks, Inc., an advertising and technology solutions company, from September 2007 to December 2008. From 2001 to 2007, he held various leadership roles, including serving as Chief Financial Officer of Digitas, Inc. (NASDAQ: DTAS), (a/k/a DigitasLBi, Inc.), a marketing and technology agency. Mr. Roberts served as Vice President of Finance at Idiom Technologies, Inc., a provider of globalization management, from 2000 to 2001. From 1997 to 1999, he served as U.S. Controller of The Monitor Group, a consulting firm. Mr. Roberts served as an Auditor with Ernst & Young LLP from 1993 to 1997. He holds a B.S. from Boston College. We believe Mr. Roberts is qualified to serve on the Board because of his over 25 years of financial, operational and strategic experience in private and public companies.

Susan C. Schnabel has served as a member of the Board since March 2022. Ms. Schnabel is a founder and has served as the Co-Managing Partner of aPriori Capital Partners, a private equity investment firm, since April 2014. She has served on the board of directors of Altice USA (NYSE: ATUS), a broadband communication and video service provider, since July 2021. Ms. Schnabel has served on the board of directors of Kayne Anderson BDC, a private management investment company, since September 2020. Ms. Schnabel served on the board of directors of Versum Materials, Inc. (NYSE: VSM), a technology driven semiconductor materials supplier, from October 2016 to October 2019. Ms. Schnabel has served on numerous other private company boards for the past twenty years. Ms. Schnabel has served on the Cornell University Board of Trustees since July 2019. She has served on the California Institute of Technology Investment Committee since May 2017. Ms. Schnabel has served on the Board of Directors of the US Olympic & Paralympic Foundation since January 2016. She served on the Harvard Business School Alumni Advisory Board from September 2014 to June 2019. Ms. Schnabel holds a B.S. from Cornell University and a M.B.A. from Harvard Business School. Ms. Schnabel was appointed to the board pursuant to a Cooperation Agreement entered into between the Company and Hudson Executive Capital LP and certain of its affiliates (“Hudson”) on March 8, 2022. We believe Ms. Schnabel is qualified to serve on the Board based on her extensive capital markets and investment banking experience, as well as her deep executive and board leadership experience.
Phillip M. Spencer has served as a member of the Board since February 2021. He has served as President and Chief Executive Officer and as a member of the board of directors of MBI (Mega-Broadband Investments), a private cable and communications company, since 2017. Mr. Spencer served as Chief Executive Officer of Rural Broadband Investments from 2011 to 2017. He has served as a member of the board of directors of Halftime Institute, a leadership organization, since October 2020. From August 2015 to August 2018, Mr. Spencer served as a member of the board of directors of the Truman Medical Foundation, a non-profit medical provider that serves as the public health system for residents of Jackson County and Kansas City, Missouri. He holds a B.S. from Marquette University. We believe Mr. Spencer is qualified to serve on our Board based on his extensive technical experience and operational leadership expertise.
Gail Wilensky, Ph.D. has served as a member of the Board since July 2019. She has served as a member of the board of directors of UnitedHealth Group, Inc. (NYSE: UNH), a health and well-being services company, since 1993. Dr. Wilensky has served as a member of the board of directors of Quest Diagnostics, Inc. (NYSE: DGX), a diagnostic testing and information company, since 1997. She has served as a Senior Fellow at Project HOPE, an international non-profit health foundation, since 1993. Dr. Wilensky has served in the U.S. Department of Defense as President and Chair, Health Care Advisory Subcommittee from 2008 to 2009, and from 2006 to 2008 as Co-Chair, Task Force on the Future of Military Health. She served as Co-Chair and Presidential Appointee of the Task Force to Improve Healthcare Delivery for the Nation’s Veterans from 2001 to 2003. From 1997 to 2001, Dr. Wilensky served as Chair of the Medicare Payment Advisory Committee. She served as Chair of the Physician Payment Review Commission from 1995 to 1997. From March 1992 to January 1993, Dr. Wilensky served as Deputy Assistant to the President for Policy Development. She served as Administrator of the Health Care Financing Administration (now known as the Centers for Medicare and Medicaid Services) directing the Medicaid and Medicare programs for the United States from 1990 to 1992. Dr. Wilensky serves on the Board of Regents of the Uniformed Services University of the Health Sciences (USUHS) and the Geisinger Health System Foundation and is an elected member of the National Academy of Medicine. She holds a B.A., M.A. and Ph.D. from the University of Michigan. We believe Dr. Wilensky is qualified to serve on the Board based on her extensive experience as an economist, as well as her advisory and policy making work in the medical technology and healthcare fields.
Diversity
In accordance with Nasdaq Rule 5606(a), the following Board Diversity Matrix sets forth the gender identity and demographic background of the Board.

Board Diversity Matrix as of 4/21/2023
	Female	Male
Total number of directors:	9
Part I: Gender Identity
Directors	4	5
Part II: Demographic Background
African American or Black	0	1
White	4	4

Executive Officers
The following is biographical information for our executive officers, including their ages, as of April 10, 2023.

Name	Age	Title
Scott W. Drake	55	President, Chief Executive Officer and Director
William P. Burke	54	Chief Financial Officer
Paul Ziegler	50	Chief Commercial Officer
Robert McCormack	56	Chief Legal Officer
James F. Dempsey, Ph.D.	52	Chief Science Officer
Scott W. Drake has served as our President and Chief Executive Officer and as a member of the Board since July 2018. Mr. Drake’s biography is set forth above in the section entitled “Directors.”
William P. Burke was appointed as our Executive Vice President and Chief Financial Officer in January 2023. Previously, Mr. Burke served as Executive Vice President and Chief Financial Officer for Haemonetics Corporation, a global blood management solutions company, from August 2016 to April 2022 and stayed on in an advisory capacity through June 2022. From July 2014 to July 2016, he served as Chief Integration Officer and Vice President, Integration for Medtronic, plc, a global healthcare products company and was a member of its Executive Committee. In that role, Mr. Burke was responsible for ensuring the successful integration of Medtronic with Covidien plc, a global healthcare company, following its acquisition by Medtronic. Prior to joining Medtronic, he spent more than 20 years in finance and business development leadership roles at Covidien, including Chief Financial Officer for Covidien Europe based in Zurich, Vice President of Corporate Strategy and Portfolio Management and Vice President of Financial Planning and Analysis. Since January 2022 Mr. Burke has served on the board of directors and as audit committee chair of MiroMatrix (Nasdaq: MIRO), a life sciences company and since July 2022, he has served on the board of directors and as audit committee chair of Axogen (Nasdaq: AXGN), a surgical solutions company. Previously, Mr. Burke also held key positions within Tyco Healthcare, including the Financial Controller of Valleylab, Managing Director of the Covidien Group in Switzerland and International Controller. He began his career as an auditor with KPMG. Mr. Burke received a Bachelor of Science degree in Business Administration from Bryant College.
Paul Ziegler has served as our Chief Commercial Officer since July 2021. Prior to joining ViewRay, from 2015 to 2019, he served as Vice President of Sales for TransEnterix, leading commercial efforts for the surgical robotics platform, Senhance. From 2006 to 2015, he held various sales roles at Intuitive Surgical, including Regional Vice President. From 2002 to 2006, he held various sales roles at CardioVations and Dianon/LapCorp. He learned leadership and discipline in his eight years in the U.S. Navy, holds a B.A. from Norwich University in Northfield, VT and a J.D. from William and Mary in Williamsburg, VA.
Robert McCormack has served as our Chief Legal Officer since August 2018. Prior to joining ViewRay, between 2017 to 2018, he served as Deputy General Counsel at Cherwell Software. From 2015 to 2017, he served as Deputy General Counsel at The Spectranetics Corporation. From 2011 to 2015, he served as Senior Counsel at GE Healthcare. From 2008 to 2011, he served as Senior Counsel at Covidien. Prior to that, Mr. McCormack worked in private practice where he focused on corporate, securities, mergers and acquisitions, and general business matters. Mr. McCormack holds a J.D. from the University of Denver, College of Law and a B.S. in Finance from Metropolitan State University of Denver.
James F. Dempsey, Ph.D. has served as our Chief Scientific Officer since founding ViewRay in March 2004. Dr. Dempsey previously served as a member of the board of directors from January 2008 to April 2020. He has more than 20 years of experience in the field of radiotherapy medical physics. Dr. Dempsey served as Assistant Professor in the University of Florida Department of Radiation Oncology, from July 2001 to July 2007, and as Associate Professor from July 2007 to January 2008. He holds a B.S. in Radiochemistry from San Jose State University and a Ph.D. in Nuclear Chemistry from Washington University in St. Louis.
Delinquent Section 16(a) Reports
During fiscal 2022, the Company redesignated Dr. Dempsey a Section 16 officer. The related Form 3 was filed on March 21, 2023. In addition, a Form 4 regarding Dr. Dempsey’s forfeiture of shares of common stock to cover tax withholding obligations in connection with the vesting of restricted stock units in October 2022 was filed on March 21, 2023.

Code of Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer. The full text of our Code of Business Conduct and Ethics is posted on our website at http://investors.viewray.com/corporate-governance/esg. The Company intends to disclose future amendments to certain provisions of our code, or waivers of such provisions granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver. Any information on ViewRay’s website or which can be accessed through it is not a part of this Amendment or the Original Form 10-K.
Audit Committee
Our Audit Committee oversees our corporate accounting and financial reporting process.
The current members of the Audit Committee are Messrs. Roberts and Moore, and Dr. Castelein. Mr. Roberts serves as the Chair of the committee. All members of the Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. The Board has determined that Mr. Roberts and Dr. Castelein are audit committee financial experts as defined under the applicable rules of the SEC and have the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. Under the rules of the SEC and Nasdaq, members of the Audit Committee must also meet heightened independence standards. The Board has determined that each of the members of the Audit Committee meet these heightened independence standards.
Item 11. EXECUTIVE COMPENSATION
The Company maintains employee compensation programs and benefit plans in which our executive officers are participants. Copies of these plans and programs were set forth or incorporated by reference as Exhibits to the Original Form 10-K.
This Executive Compensation section discusses our 2022 compensation program and elements of compensation for the year for each of the following named executive officers (“NEOs”):
•Scott W. Drake, President, Chief Executive Officer and Director;
•Robert McCormack, Chief Legal Officer; and
•Zachary Stassen, Former Chief Financial Officer (1).
(1) Mr. Stassen stepped down from his position as Chief Financial Officer on January 6, 2023, and terminated employment with the Company on March 31, 2023. He continues to serve as a consultant to the Company through June 30, 2023, rendering strategic and financial advisory services and helping to ensure a smooth transition to his successor, William P. Burke.
Components of Executive Compensation
For 2022, the primary components of compensation for the NEOs were: (1) base salary, (2) annual incentives, and (3) long-term equity incentives, comprised of both time-based RSUs and performance shares. In determining the amount and relative allocation among each component of compensation for each NEO, the Compensation Committee considered, among other factors, the Company’s and each executive officer’s performance during the year, historical rates of executive compensation, data obtained from management’s recruitment activities, equity previously awarded to employees and equity available for issuance, the comparative review and analysis provided by Willis Towers Watson (“WTW”) and alignment with the Company’s overall compensation philosophy.
Base Salary
Base salaries are set at levels sufficient to attract and retain highly talented executive officers capable of fulfilling the Company’s key objectives. For 2022, the Compensation Committee set the following annual base salary levels for our NEOs after considering market data of similar positions within our peer group and each executive’s individual performance and responsibilities.

Name	Position	Base Salary (per annum)	Increase from 2021
Scott W. Drake	President, Chief Executive Officer and Director	$769,152	3.0%
Robert McCormack	Chief Legal Officer	$413,089	3.0%
Zachary Stassen	Former Chief Financial Officer	$367,744	4.0%

Annual Incentive Plan
We pay annual incentives to management which vary in size depending on the level of achievement of specific financial, operational, and strategic goals considered by the Board to be critical in building long-term value for stockholders. When designing the 2022 annual incentive program for the NEOs, in December 2021, the Board set certain goals, using a mixture of financial and operational performance objectives after receiving input from Mr. Drake. These objectives included financial, system reliability, innovation, quality, and other strategic objectives. Each NEO’s target annual incentive opportunity is expressed as a percentage of base salary which can be earned at between 0% and 200% of target based on the achievement of pre-determined objectives. The following table sets forth a breakdown of the performance objectives, the weighting of each performance objective, actual performance against the target for each performance objective and the resulting payout factor based on such performance.

Objectives	Maximum	Target	Threshold
Payout Range	200%	100%	50.0%	Actual Results	Weight	Achievement	AIP Contribution
Orders	36	32	28	32	25%	100%	25%
Revenue	$105 million	$95 million	$85 million	$102.2 million	25%	172%	43%
Adjusted Cash Usage	$62.6 million	$72.6 million	$82.6 million	$91.2 million	10%	—%	—%
Gross Margin	7.5%	5.5%	3.5%	9.8%	5%	200%	10%
Strategic Objectives	16	11	6	13	35%	160%	56%
						Total	134%
Our NEOs’ annual incentive is paid out of a bonus pool, the size of which is determined based on the achievement of the goals discussed above. Corporate goals and performance targets are reviewed and approved by the Board prior to any allocation of individual annual incentive bonuses.
The 2022 annual incentive plan was weighted 65% towards financial goals and 35% towards other strategic objectives related to specific initiatives in the areas of: (i) technology and innovation, (ii) clinical, strategic and economic, and (iii) customers and employees.
The Compensation Committee applied purposeful business judgment in selecting the objectives, setting the performance targets, and weighting the performance objectives. The following performance objectives were included for the following reasons:
•Financial: Taken together, these performance objectives targeted incremental improvement over our previous fiscal year orders and revenue and improved cash management and gross margin, including year-over-year reductions in operating expenses and capital expenditure spending.
•Strategic Initiatives: Strategic targets were established to focus efforts on pressing business priorities in specific areas such as innovation, clinical, and service initiatives that align the Company’s short and long-term strategy.
In early 2023, the Board reviewed our 2022 performance against these pre-established objectives. As outlined above, participants earned their incentives at 134% of their respective targets. The target and actual annual incentives earned by each of the NEOs are set forth in the below table.

	Fiscal Year 2022 Opportunity			Actual Performance
Name	Base Salary	Target (As a % of base)	Target Bonus	As a % of target	Earned Incentive
Scott W. Drake	$769,152	100%	$769,152	134%	$1,030,664
Robert McCormack	$413,089	50%	$206,545	134%	$276,770
Zachary Stassen	$367,744	60%	$220,646	134%	$295,666
Long-Term Equity Incentives
The Compensation Committee sets award levels for grants under the ViewRay, Inc. Amended and Restated 2015 Equity Incentive Award Plan (the “2015 Plan”) to NEOs that it believes are sufficient to attract, retain and motivate highly talented executive officers capable of fulfilling the Company’s key objectives.
In December 2021, the Board and Compensation Committee determined that each of the NEOs would receive the following long-term equity target value comprised of time-based RSUs and performance-based shares as their annual award on March 1, 2022. In an effort to further align executive and shareholder interests, the Board and Compensation

Committee increased the relative weighting of performance shares from 33% to 50% of the total target units granted as compared to 2021 annual long-term incentives.

Name	RSUs (#)	Performance Shares (at target) (#)	Total Long-Term Equity (target grant date value)
Scott W. Drake	483,091	483,091	$3,999,993
Robert McCormack	84,541	84,541	$699,999
Zachary Stassen	87,560	87,560	$724,997
We determined the aggregate number of RSUs and performance shares to be granted to each NEO by dividing each NEO’s target grant date fair value indicated above by the closing market price of our stock as of March 1, 2022. For 2022, the Compensation Committee determined that a total of 50% of the target long-term incentive units would be granted in time-based RSUs that vest ratably over a three-year period with 1/3 vesting on each anniversary of the grant date. RSUs are subject to each NEO remaining a service provider through each such vesting date and allow NEOs to build an equity ownership interest in the Company providing retention and motivation for executive talent. The remaining 50% of the target long-term incentive units were granted in the form of performance shares that will vest at from 0 to 300% of the target units granted based on our compound annual revenue growth rate over a three-year performance period that runs from January 1, 2022 through December 31, 2024. More specifically, achievement of a compound annual revenue growth rate as follows will result in a payout of the following percentage of the target Performance Shares awarded. If the Company’s compound annual revenue growth rate is between threshold and target or between target and maximum, payouts will be linearly interpolated.

Performance Level	Achieved Revenue CAGR	Percentage of Target Performance Shares that Vest
Threshold	10%	50%
Target	20%	100%
Stretch	30%	200%
Maximum	35%	300%
When determining the Company’s compound annual revenue growth rate, revenue will be adjusted by the Compensation Committee to exclude the effect of accounting policy changes, legal or regulatory rule or law changes; the impact of any acquisitions or divestitures; the effect of any regulatory, legal or tax settlements; the effect of differences between actual foreign currency exchange rates and those assumed in the financial plans; and any other extraordinary, unusual, and/or nonrecurring items.
Other Compensation
Other compensation amounts reported in the Summary Compensation Table for our NEOs typically include ViewRay 401(k) plan employer matching contributions. ViewRay sponsors a 401(k) Retirement Savings Plan for employees. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) plan. All eligible employees of the Company, including the executive officers, are eligible to participate in the 401(k) plan and eligible to receive matching contributions from the Company of fifty percent (50%) of the first eight percent (8%) of compensation contributed to the plan by the employee. The Company does not maintain any non-qualified deferred compensation or supplemental retirement plans for our executive officers. Further details regarding other compensation can be found in the “2022 Summary Compensation Table” below.
Compensation Recoupment (“Clawback”) Policy
Pursuant to its general authority to determine the terms and conditions applicable to awards under the 2015 Plan, the administrator of the 2015 Plan has the right to provide, in an award agreement or otherwise, or to require a holder of an award to agree by separate written or electronic instrument, that: (1) any proceeds, gains or other economic benefit actually or constructively received by the holder upon any receipt or exercise of an award, or upon the receipt or resale of any shares underlying an award, must be paid to the Company, and an award will terminate and any unexercised portion of an award (whether or not vested) will be forfeited, if (a) a termination of service occurs prior to a specified date, or within a specified time period following receipt or exercise of an award, or (b) the holder at any time, or during a specified time period, engages in any activity in competition with the Company, or which is inimical, contrary or harmful to the interests of the Company, as further defined by the Compensation Committee or Board, or (c) the holder incurs a termination of service for “cause”; and (2) all awards (including any proceeds, gains or other economic benefit actually or constructively received by a holder upon any receipt or exercise of any award or upon the receipt or resale of any shares underlying the award) will be subject to the provisions of any clawback policy implemented by the Company, including, without limitation, any clawback policy adopted to comply with the requirements of applicable law, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and any rules or regulations promulgated thereunder, to the extent set forth in such clawback policy and/or in the applicable award agreement. The Company intends to adopt on a timely basis a clawback policy that is compliant with the final Nasdaq listing standards issued pursuant to SEC Rule 10D-1.

2022 Summary Compensation Table
The following table sets forth compensation paid to our 2022 NEOs for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Scott W. Drake	2022	$769,152	$—	$3,999,993	$—	$1,030,664	$1,563	$5,801,372
President and Chief Executive Officer	2021	$746,750	$—	$4,029,848	$—	$1,172,397	$—	$5,948,995
Robert McCormack	2022	$413,089	$—	$699,999	$—	$276,770	$2,500	$1,392,358
Chief Legal Officer	2021	$401,057	$—	$783,574	$—	$314,830	$2,317	$1,501,778
Zachary Stassen	2022	$367,744	$—	$724,997	$—	$295,666	$10,250	$1,398,657
Former Chief Financial Officer	2021	$353,600	$—	$783,574	$—	$277,576	$6,790	$1,421,540

(1)Amounts shown represent the aggregate grant date fair value of performance shares and restricted stock units (as “Stock Awards”) and stock options, respectively, granted in each applicable year, as calculated in accordance with FASB ASC Topic 718 with the option grant date fair value determined using the Black-Scholes option-pricing model and excluding, in each case, the impact of estimated forfeitures related to service-based vesting provisions. See footnote 13 of the financial statements included in our Annual Report on Form 10-K filed February 28, 2023 for the assumptions used in calculating these amounts. Performance shares granted in 2021 and 2022 are reflected at target performance. The value for 2022 performance shares that would be included in this table assuming the maximum performance level is achieved with respect to such awards would be as follows: Mr. Drake - $5,999,990, Mr. McCormack - $1,049,999 and Mr. Stassen - $1,087,495.
(2)Represents amount paid under our cash incentive programs which are earned by our NEOs pursuant to the achievement of certain performance objectives. For each fiscal year presented above, these amounts were paid to our NEOs early the following year. Please see the descriptions of the 2022 annual bonuses paid to our NEOs in “Components of Executive Compensation—Annual Incentive Plan” above.
(3)Represents 401(k) employer matching contributions. Please see the descriptions of these payments and benefits paid to our NEOs in “Components of Executive Compensation—Other Compensation” above.

2022 Outstanding Equity Awards at Fiscal Year End
The following table lists all outstanding equity awards held by our NEOs as of December 31, 2022.

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options					Number of Unvested Shares or Units (#)(3)	Market Value of Unvested Shares or Units ($)(4)	Equity Incentive Plan Awards: Number of unearned Units that Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market Value of Unvested Shares or Units ($)(4)
Name	Vesting Commencement Date	Exercisable (#)	Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Scott W. Drake	7/22/2018	1,925,000	—		$9.66	7/22/2028
	3/1/2019	300,960	13,084	(1)	$8.47	3/1/2029
	1/2/2020						215,786	$966,721
	3/2/2020						85,303	$382,157
	6/15/2020						265,148	$1,187,863
	3/1/2021						386,262	$1,730,454
	3/1/2021								285,375	$1,278,480
	3/1/2022						483,091	$2,164,248
	3/1/2022								483,091	$2,164,248
Robert McCormack	9/15/2018	200,000	—		$9.18	9/15/2028
	3/1/2019	57,918	3,861	(1)	$8.47	3/1/2029
	3/2/2020						85,697	$383,923
	3/1/2021						75,105	$336,470
	3/1/2021								55,489	$248,591
	3/1/2022						84,541	$378,744
	3/1/2022								84,541	$378,744
Zachary Stassen (6)	6/1/2020	319,741	175,338	(2)	$1.81	9/30/2023
	6/1/2020						115,101	$515,652
	3/1/2021						75,105	$336,470
	3/1/2021								55,489	$248,591
	3/1/2022						87,560	$392,269
	3/1/2022								87,560	$392,269
(1)These options vest and become exercisable as to 1/48th of the shares on each monthly anniversary of the vesting commencement date, such that all shares subject to an option will be vested and exercisable on the fourth anniversary of the vesting commencement date, subject to the holder continuing to provide services to us through the applicable vesting date.
(2)These options vest and become exercisable as to 25% of the shares on the first anniversary of the vesting commencement date and as to 1/48th of the shares on each monthly anniversary thereafter, such that all shares subject to the option will be vested on the fourth anniversary of the vesting commencement date, subject to the holder continuing to provide services to us through the applicable vesting date.
(3)These RSUs vest one-third annually such that all units will be vested on the third anniversary of the vesting commencement date, subject to the holder continuing to provide services to us through the applicable vesting date.
(4)Reflects the number of RSUs or Performance Shares multiplied by $4.48, the closing price of the Company’s common stock on the Nasdaq Global Market on December 30, 2022, the last trading day of fiscal 2022.
(5)These Performance Shares vest at between 0% and 300% of the target number of units granted following the completion of a three-year performance period based on the Company’s compound annual revenue growth rate as compared to targets established by the Compensation Committee. Awards are shown assuming 100% performance.
(6)A portion of Mr. Stassen’s equity awards were forfeited in connection with his separation. For additional information, see “Termination and Change in Control Arrangements” below.

Termination and Change in Control Arrangements
Each of Messrs. Drake, McCormack and Stassen have entered into employment or severance agreements that provide for severance and change in control payments and benefits.
Mr. Drake’s Employment Agreement
If the Company terminates Mr. Drake’s employment without “Cause” (as defined below), or Mr. Drake resigns for “Good Reason” (as defined below), then, provided that he executes and delivers, and does not revoke, a general release of claims (i) the Company will pay Mr. Drake an amount equal to two times the sum of his base salary and target annual incentive bonus, both as in effect at the date of his termination, payable in a single lump sum within ten (10) business days after the expiration of the “Revocation Period” (defined as the seven (7) day period following execution of a general release of claims in a customary form mutually satisfactory to the Company and Mr. Drake), and (ii) the Company will pay Mr. Drake an amount equal to 12 multiplied by the difference between the monthly COBRA premium cost for continued health coverage and the monthly contribution previously paid by Mr. Drake as an active employee for the same coverage prior to such termination or resignation. Mr. Drake’s agreement was amended in February 2023 to provide for the lump sum cash payment of his severance benefits, whereas his agreement previously provided for payments in monthly installments over a period of 24 months.
In addition, Mr. Drake’s equity award agreements provide that, if the Company terminates his employment without Cause, or he resigns for Good Reason, then such equity awards that would otherwise (absent the termination) have vested during the 24 month period following Mr. Drake’s termination shall accelerate and become fully-vested as of the date of termination. Mr. Drake’s equity award agreements also provide that he will have 12 months from the date of any such termination to exercise any remaining stock options. Any other unvested equity awards will be forfeited upon any termination of employment.
Neither Mr. Drake nor his estate or beneficiaries are entitled to any of these payments or benefits upon termination of his employment by reason of his disability or death other than the right to a pro rata annual incentive bonus based on the number of months Mr. Drake was employed in the calendar year prior to such death or disability.
In the event that a Change in Control occurs during Mr. Drake’s employment and his employment is terminated by the Company (or its successor) without Cause or by Mr. Drake for Good Reason at any time three months prior to or 18 months following such Change in Control, then all equity awards issued to and held by Mr. Drake will accelerate and become vested and exercisable as of the date of such termination. A “Change in Control” has the same meaning given to such term in the 2015 Plan.
Pursuant to the employment agreement, “Cause” means Mr. Drake’s: (i) theft or embezzlement of Company funds or assets; (ii) conviction of, or guilty or no contest plea, to a felony charge or any misdemeanor involving moral turpitude; (iii) material violation of any express direction or any rule, regulation or policy established by the board of directors of the Company that is consistent with the terms of the employment agreement; (iv) material breach of the employment agreement or material breach of his fiduciary duties to the Company; (v) fraud, gross incompetence, gross neglect, or gross misconduct in the performance of his duties (including a material violation or breach of any Company policy); or (vi) repeated and consistent failure to perform the duties under the employment agreement during normal business hours except during vacation periods or absences due to temporary illness. If the Board determines in good faith (if Mr. Drake is a member of the Board at such time he shall not be entitled to participate in such determination) that Cause for termination exists and such trigger is curable, he will be given written notice by the Board that provides the factual basis for the determination and Mr. Drake will have 10 business days to respond and to try and cure the condition(s) giving rise to the determination prior to that determination becoming final.
Pursuant to the employment agreement, “Good Reason” means a resignation by Mr. Drake that occurs within 30 days following his first having knowledge of any (i) material reduction in his base salary, (ii) material breach of his employment agreement by the Company, (iii) material diminution of his authority, duties or title or responsibilities imposed by the Board (other than in response to an event constituting Cause), (iv) material reduction in his annual performance bonus or equity compensation opportunity or (v) requirement that Mr. Drake relocate, without consent, in excess of 25 miles beyond the geographic limits of Mountain View, California, Denver, Colorado or Oakwood Village, Ohio or such other location as has been established by the Company as its headquarters in consultation with Mr. Drake; provided, however, with respect to subclause (i) that any reduction of the base salary that is consistent with general reductions in the base salaries of other executives of the Company as part of a plan to avoid insolvency of the Company or manage any financial distress or hardship of the Company will not be deemed to constitute a material reduction in the base salary; and provided, further, with respect to subclause (ii) above, that in the case of a material breach, Good Reason will only exist where Mr. Drake has provided the Company with written notice of the breach within 30 days of the occurrence of the events constituting “Good Reason,” the Company has failed to cure such breach within 10 business days of such written notice of breach and Mr. Drake actually resigns his employment within 45 days of the occurrence of the events constituting “Good Reason.”
Severance Agreements with Other NEOs
Each of the NEOs (other than Mr. Drake) has entered into a standard severance agreement with the Company. An executive is eligible to receive severance payments and benefits in connection with a termination of employment by the Company without “Cause” (as defined below) or due to their resignation for “Good Reason” (as defined below).
If such a termination of employment occurs within the period commencing 90 days before the occurrence of a “Change in Control” (as defined below) and ending on the 18-month anniversary following the Change in Control (the “Covered Period”), then the executive would be eligible to receive a lump sum severance payment in an amount equal to the sum of: (i) 100% of the executive’s annual base salary; (ii) the executive’s then-current target annual bonus; and (iii) a pro-rata portion of the executive’s target annual bonus for the fiscal year in which the date of termination occurs. If such a termination of employment occurs outside of the Covered Period, then the executive would be eligible to receive a lump sum severance payment in an amount equal to 100% of his annual base salary and a pro-rata portion of the executive’s target annual bonus for the fiscal year in which the date of termination occurs. In the Company’s sole discretion based on the circumstances of an executive’s termination, an executive may be eligible for up to a maximum of $10,000 in outplacement related services.
To the extent that an executive timely and properly elects health insurance continuation coverage under the Company’s group health insurance plan under COBRA, the Company will pay for the cost of the monthly COBRA premium for continuing health insurance coverage as elected by the executive until the earliest of: (i) 18 months (in the event the termination of employment occurs during the Covered Period) or 12 months (in the event the termination of employment occurs outside of the Covered Period); (ii) the date that the executive is no longer eligible to receive COBRA continuation coverage under the Company’s group health insurance plan; and (iii) the date on which the executive secures other employment.
In addition, in the event that (i) a Change of Control occurs during an executive’s employment and (ii) the executive’s employment with the Company is terminated by the Company (or its successor) without Cause or if the executive resigns for Good Reason at any time during the 12-month period following such Change of Control, then (x) without further action by the Company (or its successor) or the Board (or its successor’s board), all unvested units or shares issued under the Company’s equity incentive program will accelerate and become vested and exercisable as of the date of such termination.
An executive’s receipt of such payments and benefits would be subject to their execution and non-revocation of a release of claims in the form attached to their severance agreement and compliance with the restrictive covenants set forth in his severance agreement.
Pursuant to the standard severance agreement, “Cause” means: (i) an executive’s willful failure to perform their duties (other than any such failure resulting from incapacity due to physical or mental illness); (ii) an executive’s willful failure to comply with any valid and legal directive of the person or entity to whom they report; (iii) an executive’s willful engagement in dishonesty, illegal conduct or gross misconduct, which is, in each case, materially injurious to the Company or its affiliates; (iv) an executive’s embezzlement, misappropriation or fraud, related to their employment with the Company; (v) an executive’s conviction of or plea of guilty or nolo contendere to a crime that constitutes a felony (or state law equivalent) or a crime that constitutes a misdemeanor involving moral turpitude, if such felony or other crime is work-related, materially impairs an executive’s ability to perform services for the Company or results in material reputational or financial harm to the Company or its affiliates; or (vi) an executive’s violation of a material policy of the Company. For purposes of this definition, no act or failure to act on an executive’s part will be considered “willful” unless it is done, or omitted to be done, by an executive in bad faith or without reasonable belief that their action or omission was in the best interests of the Company.
Pursuant to the standard severance agreement, “Good Reason” means: (i) a reduction in an executive’s base salary; (ii) a reduction in an executive’s target annual bonus opportunity; (iii) a relocation of an executive’s principal place of employment by more than 50 miles; (iv) the Company’s failure to obtain an agreement from any successor to assume and agree to perform the obligations in the same manner and to the same extent that the Company would be required to perform, except where such assumption occurs by operation of law; or (iv) a material, adverse change in an executive’s title, reporting relationship, authority, duties or responsibilities (other than temporarily while an executive is physically or mentally incapacitated or as required by applicable law).
Pursuant to the standard severance agreement, “Change in Control” means: (i) a sale of all or substantially all of the assets of the Company and its subsidiaries taken as a whole or (ii) a merger, consolidation or other similar business combination involving the Company, if, upon completion of such transaction the beneficial owners of voting equity securities of the Company immediately prior to the transaction beneficially own less than 50% of the successor entity’s voting equity securities; provided, that “Change of Control” will not include a transaction where the consideration received or retained by the holders of the then outstanding capital stock of the Company does not consist primarily of (i) cash or cash equivalent consideration, (ii) securities which are registered under the Securities Act of 1933, as amended (the “Securities Act”), or any successor statute and/or (iii) securities for which the Company or any other issuer thereof has agreed, including pursuant to a demand, to file a registration statement within 90 days of completion of the transaction for resale to the public pursuant to the Securities Act.
Performance Shares
Upon a Change in Control (as defined in the 2015 Plan) prior to the end of the applicable performance period, outstanding performance shares will vest immediately prior to such Change in Control at the greater of the target number of units granted or the performance shares that would have otherwise vested based on actual performance through the end of the fiscal quarter the immediately precedes the date of the Change in Control. Upon a Change in Control that occurs after completion of the performance period but prior to settlement of the award, outstanding performance shares will vest based on actual performance through the end of the performance period.
Mr. Stassen’s Separation
Mr. Stassen stepped down from his position as Chief Financial Officer on January 6, 2023, and terminated employment with the Company on March 31, 2023. He continues to serve as a consultant to the Company through June 30, 2023, rendering strategic and financial advisory services and helping to ensure a smooth transition to his successor, William P. Burke pursuant to the terms of a Consulting Agreement.
In connection with his departure, and per the terms of his Severance Agreement entered into on May 18, 2020, Mr. Stassen received a lump sum payment of $367,744 in April 2023 and will receive Company-paid COBRA premiums until the earliest of April 30, 2024, the date on which Mr. Stassen is no longer eligible for COBRA coverage, and the date Mr. Stassen secures other employment. Assuming a full 12 months of such coverage, the approximate cost to the Company would be $27,275. Pursuant to his separation and consultancy agreements, Mr. Stassen’s unvested equity grants will be cancelled and forfeited for no consideration as of June 30, 2023.

Pay versus Performance
The following table summarizes the total compensation paid to Mr. Drake as set forth in our Summary Compensation Table, “compensation actually paid” to Mr. Drake, the average total compensation paid to our NEOs (other than Mr. Drake) as set forth in our Summary Compensation Table, and the average “compensation actually paid” to our NEOs (other than Mr. Drake), each as calculated in accordance with SEC rules, as well as Company TSR and Net Income for the periods indicated:

Year	Summary Compensation Table Total for Mr. Drake	Compensation Actually Paid to Mr. Drake (1)	Average Summary Compensation Table Total for NEOs (other than Mr. Drake) (2)	Average Compensation Actually Paid to NEOs (other than Mr. Drake) (1)	Value of Initial Fixed $100 Investment based on Total Shareholder Return	Net Income (Loss) (dollars in millions)
2022	$5,801,372	$5,977,148	$1,395,508	$1,268,147	$117.25	$(107.3)
2021	$5,948,995	$12,136,112	$1,533,891	$2,469,621	$144.24	$(110.0)
(1)The charts below detail the additions to and deductions from the Summary Compensation Table Totals to calculate the Compensation Actually Paid amounts, which are computed in accordance with Item 402(v) of Regulation S-K and do not reflect the total compensation actually realized or received by any individual. In accordance with these rules, these amounts reflect “Total Compensation” as set forth in the Summary Compensation Table for each year, adjusted as shown below. To calculate the Compensation Actually Paid reflected in the Pay Versus Performance table above, the following amounts were deducted from and added to Summary Compensation Table total compensation for each respective fiscal year:

Adjustments	Mr. Drake		Other NEO Average
	2022	2021	2022	2021
Summary Compensation Table Total	$5,801,372	$5,948,995	$1,395,508	$1,533,891
Deduction for amount reported in “Stock Awards” column of the Summary Compensation Table	(3,999,993)	(4,029,848)	(712,498)	(872,257)
Addition of fair value at fiscal year (FY) end, of equity awards granted during the FY that remained outstanding and unvested	5,410,619	4,764,905	963,766	1,003,865
Addition (whether positive or negative) of change in fair value at FY end versus prior FY end for awards granted in prior FY that remained outstanding and unvested	625,439	2,534,625	41,212	469,499
Addition (whether positive or negative) of change in fair value at vesting date versus prior FY end for awards granted in prior FY that vested during the FY	(1,860,289)	2,917,435	(419,841)	334,623
Compensation Actually Paid	$5,977,148	$12,136,112	$1,268,147	$2,469,621

The equity awards included above are comprised of performance share units, restricted share units, and stock options, granted from 2018 through 2022. The stock options were valued using a Black-Sholes model. The inputs for the model included the following ranges: risk-free rate: 0.09% to 4.73%, volatility: 82.7% to 87.9%, and expected life: 0.86 years to 5.81 years.

(2)The non-PEO NEOs are comprised of Messrs. Stassen and McCormack for 2022, and Messrs. Stassen, McCormack and Ziegler for 2021.
Relationship between Compensation Paid and Performance Measures
While the Company utilizes several performance measures to align executive compensation with Company performance, all of those Company measures are not presented in the Pay versus Performance table. Moreover, the Company generally seeks to incentivize long-term performance, and therefore does not specifically align the Company’s performance measures with compensation that is actually paid (as computed in accordance with SEC rules) for a particular year. In accordance with SEC rules, the Company is providing the following charts which show the relationship between compensation paid and cumulative TSR and net income (loss) from 2021 through 2022:

Compensation Actually Paid and Cumulative TSR

Compensation Actually Paid versus Total Shareholder Return
$160
$140
$120
$100
$80
$60
$40
$20
$0
Indexed Total Shareholder Return
$14.0
$12.0
$10.0
$8.0
$6.0
$4.0
$2.0
$0.0
Compensation Actually Paid ($mm)
2020
2021
2022
CAP - Mr. Drake (PEO)
CAP - Other NEOs
Company TSR

Compensation Actually Paid and Net Income (Loss)

Compensation Actually Paid versus Net Income (Loss)
Net Income (Loss) ($mm)
Compensation Actually Paid ($mm)
($105.5)
($106.0)
($106.5)
($107.0)
($107.5)
($108.0)
($108.5)
($109.0)
($109.5)
($110.0)
($110.5)
$14.0
$12.0
$10.0
$8.0
$6.0
$4.0
$2.0
$0.0
2021
2022
CAP - Mr. Drake (PEO)
CAP - Other NEOs
Net Income

Director Compensation
After consulting with the Compensation Committee’s independent consultant and reviewing director compensation practices among our peer group, our Board of Directors increased the annual director retainer, the Board chair retainer, and certain committee membership and chair retainers for 2022. The amounts payable to non-employee directors in 2022 as compared to 2021 are shown in the table below. While the Board considers director compensation annually, market data is currently compiled and assessed every other year.
Pursuant to the Company’s Director Compensation Policy for 2022, each non-employee director received the following cash amounts for their service:

Compensation element	2022	2021
Director annual retainer	$48,000	$45,000
Board of Directors chair	$50,000	$35,000
Audit Committee chair	$20,000	$20,000
Audit Committee member	$10,000	$10,000
Compensation Committee chair	$15,000	$15,000
Compensation Committee member	$8,000	$7,000
Nominating and Corporate Governance Committee chair	$15,000	$10,000
Nominating and Corporate Governance Committee member	$8,000	$5,000
Under the Director Compensation Policy, each non-employee director may elect to receive the Annual Retainer in cash or Deferred Stock Units (“DSUs”). If the non-employee director elects to receive the Annual Retainer in the form of cash, the Annual Retainer will be paid in equal quarterly installments in arrears following the close of each calendar quarter, subject to pro-ration (rounded down to the nearest month) if a non-employee director serves less than a full calendar quarter. If the non-employee director elects to receive the Annual Retainer in the form of DSUs, the underlying shares of our common stock subject to such DSUs will not be issued to the non-employee director until the earlier of the date the non-employee director separates from service with us or upon a change of control of our Company (as defined in the 2015 Plan).
In addition to the cash fees outlined above, each non-employee director receives an annual grant of RSUs valued at $145,000 (“Annual Grant”), which value was increased from the annual grant of $115,000 provided in 2021 after consideration of peer company director compensation practices. This Annual Grant is made on the date of the annual meeting of stockholders or, if later, the date of the non-employee director’s appointment to the Board. Non-employee directors appointed after the annual meeting receive a pro-rated grant to reflect their partial year of service. The Annual Grants vest on the one-year anniversary of the annual meeting, subject to the director’s continued service through such vesting date.
Upon the director’s initial appointment or election to the Board, each non-employee director received an initial equity grant with an aggregate grant date fair value equal to $175,000, either (i) 100% in the form of Restricted Stock Units (“RSUs”), or (ii) at the director’s written election, 50% in the form of RSUs and 50% in the form of stock options (an “Initial Grant”). Unless a different vesting schedule is specified, an Initial Grant will vest as to 1/36th of the shares subject to the award on each monthly anniversary of the applicable grant date, subject to continued service through each applicable vesting date.
Pursuant to the terms of the Director Compensation Policy, all equity awards outstanding and held by a non-employee director will vest in full immediately prior to the occurrence of a change in control (as defined in the applicable equity plan under which such awards were granted).
In connection with her appointment to the Board, in April 2022, we granted Ms. Schnabel an Initial Grant of 43,859 RSUs that vest in equal installments of 1/36th of the shares subject to the grant on each monthly anniversary beginning on April 1, 2022, subject to Ms. Schnabel’s continued service through each applicable vesting date, and an Annual Grant of 9,085 RSUs that vested on June 14, 2022.
In June 2022, each then serving director received an Annual Grant of 54,511 RSUs that vest on June 13, 2023, subject to the director’s continued service through such vesting date.

2022 Director Compensation Table
The following table sets forth information for the year ended December 31, 2022 regarding the compensation awarded to, earned by, or paid to our non-employee directors.

Name of Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Caley Castelein, M.D.	$67,167	$144,999	$212,166
B. Kristine Johnson	63,000	144,999	207,999
Daniel Moore	116,000	144,999	260,999
Karen N. Prange	56,000	144,999	200,999
Brian K. Roberts	76,000	144,999	220,999
Susan C. Schnabel (3)	40,000	356,246	396,246
Phillip M. Spencer	56,000	144,999	200,999
Gail Wilensky, Ph.D.	56,000	144,999	200,999
Kevin Xie, Ph.D. (4)	8,000	—	8,000
(1)Includes the following fees earned in 2022 that were satisfied through the grant of DSUs for which the underlying common stock will be issued upon the earlier of a change in control or the director’s separation from service. Mr. Castelein, Ms. Johnson, Mr. Moore, Ms. Schnabel, Mr. Spencer, Ms. Wilensky, and Mr. Xie each elected to receive their annual retainers in DSUs, for which the underlying common stock will be issued upon the earlier of a change in control or the director’s separation from service.
(2)Amounts shown represent the aggregate grant date fair value of RSUs granted, as calculated in accordance with FASB ASC Topic 718 excluding the impact of estimated forfeitures related to service-based vesting provisions. See Footnote 13 of the financial statements included in our Annual Report on Form 10-K filed February 28, 2023 for the assumptions used in calculating this amount.
(3)Amounts shown for Ms. Schnabel under “Fees Earned or Paid in Cash” reflect prorated retainer fees (rounded down to the nearest month) since she served less than a full calendar year following her appointment to the Board in March 2022. Amounts shown for Ms. Schnabel under “Stock Awards” include the Initial Grant that she received in connection with her appointment to the Board as well as her prorated Annual Grant for 2021-2022 service.
(4)Mr. Xie ceased serving on the Board in March 2022.
As of December 31, 2022, each of our non-employee directors held the following outstanding DSUs, RSUs and options to purchase shares of our common stock:

Name of Director	Deferred Stock Units (#)	Restricted Stock Units (#)	Shares Subject to Outstanding Options(#)
Caley Castelein, M.D.	82,457	54,511	84,305
B. Kristine Johnson	10,806	54,511	—
Daniel Moore	72,754	54,511	71,169
Karen N. Prange	—	68,442	—
Brian K. Roberts	27,875	54,511	84,305
Susan C. Schnabel	10,335	88,624	—
Phillip M. Spencer	19,313	70,159	—
Gail Wilensky, Ph.D.	31,577	54,511	—
Kevin Xie, Ph.D.*	—	—	—
* Mr. Xie ceased serving on the Board in March 2022.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
As of December 31, 2022, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2015 Plan, and the 2015 Employee Stock Purchase Plan (as amended and restated, the “ESPP”), respectively. All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.
The following table sets forth the number of shares of common stock subject to outstanding options and other rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2022 in each of the equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders(2)(3)	12,562,455	(4)	$6.01	8,791,857	(5)
Equity Compensation Plans Not Approved by Stockholders(6)	3,015,126	(7)	$8.19	—
Total	15,577,581			8,791,857
(1) Represents the weighted average exercise price of outstanding options.
(2) Includes the ViewRay Incorporated 2008 Stock Incentive Plan (the “2008 Plan”); the 2015 Plan; and the ESPP.
(3) The purpose of the ESPP is to assist employees in acquiring shares of common stock in the Company pursuant to a plan which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. The ESPP contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance under such plan shall be increased on the first day of each year beginning in 2016 and ending in 2025, in each case subject to the approval of the Compensation Committee on or prior to the applicable date, equal to the lesser of (A) one percent (1%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board; provided, however, no more than 3,500,000 shares of stock may be issued under the ESPP.
(4) Consists of the following: (i) 3,347,532 stock options under the 2015 Plan, (ii) 8,756,873 restricted stock units under the 2015 Plan (including incremental PSUs which have been accrued as of December 31, 2022 based on the expected level of achievement of previously granted awards), and (iii) 458,050 stock options under the 2008 Plan.
(5) Consists of the following: (i) 5,908,329 shares available for future awards under the 2015 Plan, and (ii) 2,883,528 shares available for future awards under the ESPP.
(6) Reflects the 2018 Equity Award Inducement Program (the “2018 Plan”), which was terminated effective April 19, 2022.
(7) Consists of the following: (i) 2,942,998 stock options under the 2018 Plan, and (ii) 72,128 restricted stock units under the 2018 Plan.
The 2018 Plan was adopted by the Board as of July 22, 2018 and was not subject to approval by our stockholders in accordance with the exception from the requirement for the Company’s stockholders to approve equity incentive plans under Nasdaq Listing Rule 5635(c)(4). The purpose of the 2018 Plan was to further the long-term stability and success of the Company by providing a program to reward selected individuals hired as employees of the Company with grants of inducement awards. Unless otherwise provided in the 2018 Plan, the operative terms of any inducement awards granted under the 2018 Plan adhered to the terms and conditions of the 2015 Plan. The Board (or any committee of the Board to whom such authority has been delegated) approves the shares that may be issued under the 2018 Plan, which shares do not count against the shares reserved for issuance or per participant limits that apply under the 2015 Plan. The Board or such committee determined the type, size, exercise price, if applicable, and the methods by which any award granted under the 2018 Plan may be exercised, if applicable, cancelled, forfeited or suspended. The Board terminated the 2018 Plan effective as of April 19, 2022, except with regard to outstanding awards.

Security Ownership of Certain Beneficial Owners
The following table presents information as to the beneficial ownership of our common stock as of April 10, 2023, unless noted otherwise, for:
•each person, or group of affiliated persons, known by us to beneficially own more than five percent of our common stock;
•each named executive officer as set forth in the summary compensation table included in this Amendment;
•each of our directors; and
•all current executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to common stock warrants, options that are currently exercisable or exercisable within 60 days of April 10, 2023, and restricted stock units and performance share awards that vest within 60 days of April 10, 2023, are deemed to be outstanding and to be beneficially owned by the person holding such securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
Percentage ownership of our common stock in the table is based on 183,389,623 shares of our common stock issued and outstanding on April 10, 2023. Unless noted otherwise, the address of each of the individuals and entities named below is c/o ViewRay, Inc., 1099 18th St Suite 3000, Denver, CO 80202.

Name of Beneficial Owner	Number of Outstanding Common Shares Beneficially Owned	Number of Common Shares Exercisable Within 60 Days	Number of Common Shares Beneficially Owned	Percent of Beneficial Ownership
Greater than 5% Shareholders:
Entities affiliated with Artisan Partners Limited Partnership (1)	16,678,616	—	16,678,616	9.1%
Entities affiliated with Pura Vida Investments, LLC (2)	16,249,009	—	16,249,009	8.9%
Entities affiliated with Hudson Executive Capital L.P. (3)	15,752,093	—	15,752,093	8.6%
Entities affiliated with Fosun International Limited (4)	13,333,486	1,418,116	14,751,602	8.0%
Entities affiliated with BlackRock, Inc (5)	10,880,879	—	10,880,879	5.9%
Entities affiliated with The Vanguard Group (6)	10,129,104	—	10,129,104	5.5%
Entities affiliated with Neuberger Berman Group LLC (7)	9,864,279	—	9,864,279	5.4%
Named Executive Officers, Directors and Director Nominees:
Scott W. Drake	2,852,159	—	2,852,159	1.6%
Zachary Stassen (8)	394,807	115,101	509,908	*
Robert McCormack	279,562	—	279,562	*
Caley Castelein, M.D. (9)	2,393,342	39,728	2,433,070	1.3%
B. Kristine Johnson (10)	221,169	2,558	223,727	*
Daniel Moore	200,244	—	200,244	*
Karen N. Prange (11)	72,756	1,466	74,222	*
Susan C. Schnabel (12)	123,704	2,437	126,141	*
Brian K. Roberts	119,886	—	119,886	*
Phillip M. Spencer (13)	53,003	2,086	55,089	*
Gail Wilensky, Ph.D.	111,578	—	111,578	*
Common shares all directors and executive officers own as a group (13 persons) (14)	7,439,148	48,275	7,487,423	4.1%
* Represents beneficial ownership of less than one percent of our outstanding shares of common stock.
(1)Consists of 16,678,616 shares of common stock held by Artisan Partners Limited Partnership (“APLP”), which includes 10,339,851 shares of common stock held on behalf of Artisan Partners Funds, Inc. (“Artisan Funds”). Artisan Partners Holdings LP (“Artisan Holdings”) is the sole limited partner of APLP and the sole member of Artisan Investments GP LLC, which in turn is the general partner of APLP. Artisan Partners Asset Management Inc. is the general partner of Artisan Holdings. Except for Artisan Funds, each of the reporting persons beneficially owns and has shared dispositive power over 16,678,616 shares of common stock and has shared voting power over 13,222,417 of such shares. Artisan Funds beneficially owns and has shared dispositive power over 10,339,851 shares of common stock and has shared voting power over 10,339,851 of such shares. The address of each of the reporting persons is 875 East Wisconsin Avenue, Suite 800, Milwaukee, WI 53202. Based on the Schedule 13G/A filed on February 10, 2023.
(2)Consists of shares held by Pura Vida Master Fund, Ltd. (the “Pura Vida Master Fund”) and certain separately managed accounts (the “Pura Vida Accounts”). Pura Vida Investments, LLC (“PVI”) serves as the investment manager to the Pura Vida Master Fund and the Pura Vida Accounts. Efrem Kamen serves as the managing member of PVI. By virtue of these relationships, PVI and Efrem Kamen may be deemed to have shared voting and dispositive power with respect to the shares owned directly by the Pura Vida Master Fund and the Pura Vida Accounts. The address of each of PVI and Efrem Kamen is 512 West 22nd Street, 7th Floor, New York, NY 10022. Based on the Schedule 13G/A filed with the SEC on February 14, 2022.
(3)Consists of shares held of record or deemed to be beneficially owned by Hudson Executive Capital LP (“Hudson Executive”), HEC Management GP LLC (“Management GP”), and Douglas L. Braunstein. Hudson Executive serves as investment advisor to certain affiliated investment funds. Management GP is the general partner of Hudson Executive. Mr. Braunstein is the managing partner of Hudson Executive and the managing member of Management GP. Each of Hudson Executive, Management GP, and Mr. Braunstein may be deemed to beneficially own and share voting and dispositive power over all such shares of common stock. The address of each of Hudson Executive, Management GP, and Mr. Braunstein is 200 Liberty Street, New York, New York 10281. Based on the Schedule 13D/A filed with the SEC on January 20, 2023.
(4)Consists of (i) 2,813,834 shares of common stock held by Fosun International Limited, (ii) 8,922,208 shares of common stock and warrants exercisable within 60 days for 1,418,116 shares of Common Stock held by Strong Influence Limited, an indirect wholly-owned subsidiary of Fosun International Limited, and (iii) 1,597,444 shares of common stock held by Fosun Atlas Capital SICAV RAIF S.C.S., a fund managed by an indirect wholly-owned subsidiary of Fosun International Limited. Fosun International Limited may be deemed to beneficially own 14,751,602 shares of common stock, has sole voting and dispositive power over 2,813,834 of such shares, and has shared voting and dispositive power over 11,937,768 of such shares. Strong Influence Limited may be deemed to beneficially own, and have shared voting and dispositive power over, 10,340,324 of such shares. The address of Strong Influence Limited is Maples Corporate Services Centre (BVI) Limited of Kingston Chambers, P.O. Box 173, Road Town, Tortola, British Virgin Islands. The address of Fosun International Limited is Room 808, ICBC Tower, 3 Garden Road, Central, Hong Kong. Based on the Schedule 13G/A filed with the SEC on February 3, 2023.
(5)Consists of shares held by subsidiaries of BlackRock, Inc. (“BlackRock”). BlackRock is the parent holding company or control person with respect to such subsidiaries and has sole voting power of 10,683,675 shares and sole dispositive power over 10,880,879 shares. Based on the Schedule 13G/A filed with the SEC on February 1, 2023.
(6)Consists of shares held by entities affiliated with The Vanguard Group (“Vanguard”). Vanguard has shared voting power over 224,316 shares, sole dispositive power over 9,779,879 shares, and shared dispositive power over 349,225 shares. Based on the Schedule 13G filed with the SEC on February 9, 2023.
(7)Consists of shares held by entities affiliated with Neuberger Berman Group LLC (“Neuberger Berman”). Neuberger Berman Investment Advisers LLC (“Neuberger Berman Advisers”) serves as investment manager of Neuberger Berman’s various registered mutual fund clients. Neuberger Berman and Neuberger Berman Advisers have shared voting power over 9,601,304 shares and shared dispositive power over 9,864,279 shares. Based on the Schedule 13G filed with the SEC on February 10, 2023.
(8)Consists of (i) 394,807 shares held by Mr. Stassen and (ii) 115,101 shares that may be acquired pursuant to stock options and RSUs within 60 days of April 10, 2023.
(9)Consists of (i) 2,262,742 shares held by Dr. Castelein, (ii) 130,600 shares beneficially owned by KVP Capital L.P., and (iii) 39,728 shares that may be acquired pursuant to stock options, common stock warrants, and RSUs within 60 days of April 10, 2023. Dr. Castelein is a Managing Director of KVP Capital L.P. Dr. Castelein disclaims beneficial ownership of the shares held by KVP Capital L.P, except to the extent of any pecuniary interest therein, if any.
(10)Consists of (i) 221,169 shares held by Ms. Johnson and (ii) 2,558 shares that may be acquired pursuant to RSUs within 60 days of April 10, 2023.
(11)Consists of (i) 72,756 shares held by Ms. Prange and (ii) 1,466 shares that may be acquired pursuant to RSUs within 60 days of April 10, 2023.
(12)Consists of (i) 123,704 shares held by Ms. Schnabel and (ii) 2,437 shares that may be acquired pursuant to RSUs within 60 days of April 10, 2023.
(13)Consists of (i) 53,003 shares held by Mr. Spencer and (ii) 2,086 shares that will be acquired pursuant to RSUs within 60 days of April 10, 2023.
(14)Includes 7,347,164 shares beneficially owned by our current executive officers and directors, which includes 130,600 shares beneficially owned by an entity affiliated with Dr. Castelein, and 48,275 shares that may be acquired pursuant to stock options, RSUs and common stock warrants within 60 days of April 10, 2023.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
The Board is committed to upholding the highest legal and ethical standards of conduct in fulfilling its responsibilities and recognizes that transactions with the Company involving related parties can present a heightened risk of potential or actual conflicts of interest.
Except as described below and except for compensation for employment or services provided in other roles, there has not been, since January 1, 2021, nor is there currently proposed, any transaction to which ViewRay, Inc. is or was a party in which the amount involved exceeds $120,000, and in which any of our current directors, executive officers, holders of more than 5% of any class of our voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest.
Hudson Executive Capital LP
Pursuant to the Cooperation Agreement with Hudson dated March 8, 2022, the Company concurrently entered into a Consulting Agreement with Sai Nanduri, a Senior Investment Analyst and representative of Hudson, pursuant to which the Company was required to pay Mr. Nanduri $160,000 during 2022 and consider Mr. Nanduri as a candidate for election to the Board at the 2023 annual meeting of shareholders. This agreement expired on its terms on January 2, 2023.
Pursuant to the Cooperation Agreement with Hudson dated January 20, 2023, the Company concurrently entered into an Observer Agreement with Mr. Nanduri, pursuant to which Mr. Nanduri was appointed an observer to the Board and for which the Company is required to pay Mr. Nanduri $180,000 during 2023. The Company further agreed to appoint Mr. Nanduri as a member of its Board in the event a current director were to resign.
License Agreement with University of Florida Research Foundation, Inc.
In December 2004, we entered into a Standard Exclusive License Agreement with Sublicensing Terms with University of Florida Research Foundation, Inc., or UFRF, under which we licensed certain patents from UFRF in exchange for royalty payments and an equity issuance, or the UFRF License Agreement. We entered into an amendment of the UFRF License Agreement in December 2007. Since December 2004 to December 2018, we have paid UFRF $1,652,763 in royalties and $63,000 in patent and legal fees pursuant to the terms of the UFRF License Agreement. In addition, in December 2004, we issued 11,312 shares of common stock to UFRF pursuant to the terms of the UFRF License Agreement, which required us to issue UFRF a certain number of shares of common stock upon execution of the UFRF License Agreement, as well as issue UFRF additional shares of common stock to maintain UFRF’s ownership of 5% of our outstanding equity until certain financing conditions were satisfied. We satisfied these financing conditions in 2013 and have no further obligations to issue UFRF shares of our common stock pursuant to the terms of the UFRF License Agreement. Prior to the consummation of the private placement on 2015, UFRF was a beneficial owner of approximately 0.10% of our capital stock on an as-converted basis. In connection with his former employment at the University of Florida and his role in the development of the licensed patents under the UFRF License Agreement, as amended, James F. Dempsey, Ph.D., our Chief Scientific Officer, receives a percentage of the royalty payments we pay to UFRF and is entitled to a percentage of any proceeds from the sale of common stock by UFRF. Specifically, under the University of Florida’s intellectual property policy, Dr. Dempsey is entitled to (i) 40% of any royalty payments we pay to UFRF or proceeds from the sale of common stock by UFRF of up to $500,000 and then (ii) 25% of any royalty payments we pay to UFRF or proceeds from the sale of common stock by UFRF over $500,000.
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

2021 Public Offering of Common Stock
On November 16, 2021, we entered into an underwriting agreement with Piper Sandler & Co. and Stifel, Nicolaus & Company, as representatives of several underwriters named therein, in connection with the issuance and sale of 12,500,000 shares of our common stock at a public offering price of $5.60 per share. In addition, we granted the underwriters a 30-day option to purchase up to 1,875,000 additional shares of common stock on the same terms, which the underwriters exercised in full. We completed the offering on November 18, 2021 and received net proceeds of approximately $75.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us.
In connection with the offering Mr. Drake, our President, Chief Executive Officer and a Director, and Mr. Stassen, our former Chief Financial Officer, purchased 89,285 and 17,857 shares of common stock, respectively, at the public offering price of $5.60 per share. The offering and the participation of these officers therein was approved by the Board.
Indemnification of Directors and Officers
Our certificate of incorporation and bylaws provide that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his, her or its actions in that capacity regardless of whether we would otherwise be permitted to indemnify him, her or it under Delaware law.
In addition to the indemnification required in our certificate of incorporation and bylaws, we have or will enter into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director (and in certain cases their related venture capital funds) and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.
Director and Executive Officer Compensation
Please see “Director Compensation” and “Executive Compensation” for information regarding compensation of directors and executive officers.
Employment Agreements
We have previously entered into employment agreements with our executive officers. For more information regarding these agreements, see “Executive Compensation—Potential Payments upon Termination or Change in Control.”
Director Independence
As required under Nasdaq rules and regulations, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The board of directors consults with the Company’s counsel to ensure that the board of directors’ determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time.
Consistent with these considerations, the Board has determined that Messrs. Moore, Roberts, and Spencer, Drs. Castelein and Wilensky, and Mmes. Johnson, Schnabel and Prange qualify as “independent” directors in accordance with the Nasdaq listing requirements. Mr. Drake is not considered independent because he is an employee of ViewRay. During his service on the board of directors, former director Dr. Xie also qualified as an “independent” director in accordance with the Nasdaq listing requirements.
The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board considered information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As required under Nasdaq rules and regulations, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. The Audit, Compensation and Nominating and Corporate Governance committees are comprised entirely of directors determined by the Board to be independent within the meaning of Nasdaq and SEC rules and regulations applicable to the members of these committees.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Non-Audit Services
The following table provides information regarding the fees incurred to Deloitte & Touche LLP (PCAOB ID: 34) during the years ended December 31, 2022 and 2021. Deloitte & Touche LLP is located in Denver, CO. All fees described below were approved by the Audit Committee.

	December 31,
	2022	2021
	(in thousands)
Audit Fees (1)	$887	$1,157
Audit-Related Fees	—	—
Tax Fees (2)	9	—
All Other Fees	—	—
Total	$896	$1,157
(1)Audit Fees of Deloitte & Touche LLP for 2022 and 2021 were for professional services rendered for the annual audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements and the issuance of consents and comfort letters in connection with registration statement filings with the SEC. In 2021, the audit fees also included fees associated with the annual audit of our internal controls over financial reporting.
(2)Tax Fees consist of fees for tax compliance, tax advice and tax planning.
Audit Committee Pre-Approval Policies and Procedures
Before an independent registered public accounting firm is engaged by the Company to render audit or non-audit services, the Audit Committee must review the terms of the proposed engagement and pre-approve the engagement. The Audit Committee may delegate authority to one or more of the members of the Audit Committee to provide these pre-approvals for audit or non-audit services, provided that the person or persons to whom authority is delegated must report the pre-approvals to the full Audit Committee at its next scheduled meeting. Audit Committee pre-approval of non-audit services (other than review and attest services) is not required if those services fall within available exceptions established by the SEC.
The Audit Committee pre-approved all audit, audit-related, tax and other services provided by Deloitte & Touche LLP for 2022 and 2021 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the Audit Committee.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) The financial statements required by Item 15(a) are filed in Item 8 of the Original Form 10-K.
(2) The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of the Original Form 10-K.
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
		S-1/A	10.21(b)	12/16/15
10.12(a)†	ViewRay Incorporated 2008 Stock Incentive Plan.	S-1/A	10.24(a)	12/16/15
10.12(b)†	Form of Incentive Stock Option and Reverse Vesting Agreement (Change of Control) under the 2008 Plan.	S-1/A	10.24(b)	12/16/15
10.12(c)†	Form of Incentive Stock Option and Reverse Vesting Agreement under the 2008 Plan.	S-1/A	10.24(c)	12/16/15
10.12(d)†	Form of Nonstatutory Stock Option and Reverse Vesting Agreement under the 2008 Plan.	S-1/A	10.24(d)	12/16/15
10.13(a)†	ViewRay, Inc. 2015 Equity Incentive Award Plan.	S-1/A	10.26(a)	12/16/15
10.13(b)†	Form of Option Agreement under the 2015 Plan.	S-1/A	10.26(b)	12/16/15
10.13(c)†	Form of Restricted Stock Agreement under the 2015 Plan.	S-1/A	10.26(c)	12/16/15
10.13(d)†	Form of Restricted Stock Unit Agreement under the 2015 Plan.	S-1/A	10.26(d)	12/16/15
10.13(e)†	ViewRay, Inc. Amended and Restated 2015 Equity Incentive Award Plan.	S-8	99.1	6/26/20

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description	Form	Exhibit	Date Filed
10.13(f)†	Amended and restated 2015 Equity Incentive Award Plan Performance Share Award Grant Notice.	10-Q	10.10	11/5/21
10.13(g)†	ViewRay, Inc. Amended and Restated 2015 Equity Incentive Award Plan, as amended through June 10, 2022.	S-8	99.2	6/14/22
10.14†	Form of Indemnification Agreement for directors and executive officers.	S-1/A	10.27	12/16/15
10.15(a)†	ViewRay, Inc. 2015 Employee Stock Purchase Plan.	S-1/A	10.29	12/16/15
10.15(b)†	ViewRay, Inc. 2015 Employee Stock Purchase Plan, as amended February 27, 2020.	10-K	10.26(b)	3/12/20
10.16†	ViewRay, Inc. 2018 Equity Inducement Award Program.	S-8	99.1	8/10/18
10.17	Securities Purchase Agreement, dated as of October 23, 2017, by and among ViewRay, Inc. and Fosun International Limited named therein.	8-K	10.1	10/25/17
10.18	Amended and Restated Securities Purchase Agreement, dated as of March 5, 2018, by and among ViewRay, Inc. and Fosun International Limited named therein	10-K	10.40	3/12/18
10.19	Warrant Agreement, effective February 25, 2018, by and between ViewRay Inc. and Strong Influence Limited.	10-K	10.42	3/12/18
10.20	Vanni Business Park Industrial Lease by and between Vanni Business Park, LLC and ViewRay, Inc. dated April 11, 2018.	10-Q	10.1	8/7/18
10.21	Second Amendment to Office Lease by and between BXP Research Park LP and ViewRay, Inc. dated September 1, 2018.	10-Q	10.2	8/7/18
10.22+	Agreement made as of October 1, 2020, by and among ViewRay Technologies, Inc., ViewRay, Inc. and Siemens Healthcare GmbH.	8-K	10.1	10/7/20
10.23+	Development and Supply Agreement, effective April 4, 2022, by and between ViewRay Technologies, Inc. and Siemens Healthcare GmbH.	10-Q	10.3	5/6/22
10.24	Cooperation Agreement dated March 8, 2022, by and between ViewRay, Inc. and Hudson Executive Capital LP, on behalf of itself and certain of its affiliates.	8-K	10.1	3/9/22
10.25	Cooperation Agreement dated January 20, 2023, by and between ViewRay, Inc. and Hudson Executive Capital LP, on behalf of itself and certain of its affiliates.	8-K	10.1	1/20/23
10.26	Credit, Security and Guaranty Agreement dated as of November 14, 2022, by and among ViewRay, Inc., ViewRay Technologies, Inc., MidCap Financial Trust and Silicon Valley Bank.	10-K	10.26	2/28/23
10.27†	Employment Agreement, dated July 22, 2018, by and between ViewRay Inc. and Scott Drake.	10-Q	10.5	8/7/18
10.28†	Amendment to Employment Agreement, dated December 20, 2018 by and between ViewRay Inc. and Scott Drake.	10-K	10.51	3/15/19
10.29†	Second Amendment to Employment Agreement, dated February 27, 2023 by and between ViewRay Inc. and Scott Drake.	10-K	10.29	2/28/23
10.30†	Offer Letter to Zachary Stassen dated April 20, 2020.	8-K	10.10	4/30/20
10.31†	General Release of Claims, dated January 6, 2023, by and between ViewRay, Inc. and Zachary Stassen.	10-K	10.31	2/28/23
10.32†	Offer Letter to William Burke dated January 6, 2023.	10-K	10.32	2/28/23
21	List of Subsidiaries.	10-K	21	2/28/23
23.1	Consent of Deloitte & Touche LLP.	10-K	23.1	2/28/23
31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X
31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).	10-K	32.1	2/28/23
101.SCH	Inline XBRL Taxonomy Schema Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description	Form	Exhibit	Date Filed
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2023.

VIEWRAY, INC.

By:	/s/ Scott Drake
Scott Drake
Chief Executive Officer