Form 10-Q
period 2023-03-31
ViewRay, Inc.
filed 2023-05-11
CIK 1597313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission File Number: 001-37725
___________________________
ViewRay, Inc.
(Exact Name of Registrant as Specified in its Charter)
___________________________

Delaware	42-1777485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1099 18th Street, Suite 3000 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (440) 703-3210
___________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	VRAY	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of April 28, 2023, the registrant had 183,402,038 shares of common stock, $0.01 par value per share, outstanding.

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
The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:
•our ability to grow adjusted EBITDA and achieve or maintain profitability, the sufficiency of our cash resources and our ability to operate as a going concern;
•our ability, including the timing and extent, to sufficiently manage costs and to fund our operations to maintain compliance with financial and other covenants under our indebtedness, while continuing to support the execution of our growth strategy on anticipated timelines;
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
•adverse developments affecting the financial services industry;
•developments relating to our competitors and the healthcare industry; and
•other risks and uncertainties, including those listed under the section titled “Risk Factors.”

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, titled “Risk Factors” and discussed elsewhere in this Report, and in Part I, Item 1A, titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.
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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
VIEWRAY, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$81,293	$135,960
Accounts receivable, net of allowance of $736 and $304, respectively	47,527	41,383
Inventory, net of allowance of $1,522 and $1,522, respectively	42,192	31,303
Deposits on purchased inventory	8,742	7,484
Deferred cost of revenue	7,953	6,715
Prepaid expenses and other current assets	5,860	5,509
Total current assets	193,567	228,354
Property and equipment, net	19,039	19,641
Restricted cash	4,241	6,535
Intangible assets, net	37	38
Right-of-use assets	5,401	5,945
Other assets	10,874	10,884
TOTAL ASSETS	$233,159	$271,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,216	$28,300
Accrued liabilities	20,759	24,682
Customer deposits	16,150	16,006
Operating lease liability, current	2,931	2,860
Current portion of credit revolver	4,278	—
Current portion of long-term debt	73,483	—
Deferred revenue, current	23,949	24,734
Total current liabilities	166,766	96,582
Deferred revenue, net of current portion	2,395	3,069
Long-term debt	—	73,339
Credit revolver	—	5,000
Warrant liabilities	2,234	4,178
Operating lease liability, noncurrent	4,441	5,205
Other long-term liabilities	2,066	1,782
TOTAL LIABILITIES	177,902	189,155
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.01 per share; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, par value of $0.01 per share; 300,000,000 shares authorized at March 31, 2023 and December 31, 2022; 183,384,069 and 181,586,944 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,824	1,806
Additional paid-in capital	926,754	924,898
Accumulated deficit	(873,321)	(844,462)
TOTAL STOCKHOLDERS’ EQUITY	55,257	82,242
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$233,159	$271,397
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product	$15,782	$13,426
Service	6,519	5,331
Distribution rights	233	119
Total revenue	22,534	18,876
Cost of revenue:
Product	16,939	13,766
Service	7,025	5,016
Total cost of revenue	23,964	18,782
Gross profit (loss)	(1,430)	94
Operating expenses:
Research and development	8,628	7,870
Selling and marketing	7,991	6,884
General and administrative	11,582	12,814
Total operating expenses	28,201	27,568
Loss from operations	(29,631)	(27,474)
Interest income	1,341	5
Interest expense	(2,626)	(1,064)
Other (expense) income, net	2,057	2,759
Loss before provision for income taxes	$(28,859)	$(25,774)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(28,859)	$(25,774)
Net loss per share, basic and diluted	$(0.16)	$(0.14)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	182,310,900	179,740,732
The accompanying notes are an integral part of these condensed consolidated financial statements

VIEWRAY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	181,586,944	$1,806	$924,898	$(844,462)	$82,242
Issuance of common stock from option exercises	224,741	2	286	—	288
Stock-based compensation	—	—	3,337	—	3,337
Issuance of common stock from releases of restricted stock units	1,572,384	16	(16)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(1,751)	—	(1,751)
Net loss	—	—	—	(28,859)	(28,859)
Balance at March 31, 2023	183,384,069	$1,824	$926,754	$(873,321)	$55,257

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	179,206,456	$1,782	$905,145	$(737,132)	$169,795
Issuance of common stock from option exercises	19,292	—	56	—	56
Stock-based compensation	—	—	5,032	—	5,032
Issuance of common stock from releases of restricted stock units	1,216,278	12	(12)	—	—
Tax withholding paid on behalf of employees for stock-based awards	—	—	(1,604)	—	(1,604)
Net loss	—	—	—	(25,774)	(25,774)
Balance at March 31, 2022	180,442,026	$1,794	$908,617	$(762,906)	$147,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWRAY, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,859)	$(25,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	961	1,244
Stock-based compensation	3,337	5,032
Accretion on asset retirement obligation	25	23
Change in fair value of warrant liabilities	(1,944)	(2,830)
Provision on credit losses on accounts receivable	431	—
Amortization of debt discount and interest accrual	346	246
Changes in operating assets and liabilities:
Accounts receivable	(6,575)	(6,343)
Inventory	(10,785)	3,640
Deposits on purchased inventory	(1,258)	(2,375)
Deferred cost of revenue	(1,238)	(2,097)
Prepaid expenses and other assets	(490)	(4,739)
Accounts payable	(2,414)	8
Accrued expenses and other long-term liabilities	(3,821)	(8,247)
Customer deposits and deferred revenue	(1,315)	9,827
Net cash used in operating activities	(53,599)	(32,385)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,177)	(1,218)
Net cash used in investing activities	(1,177)	(1,218)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on credit revolver	(722)	—
Proceeds from the exercise of stock options	288	56
Payments for taxes related to net share settlement of equity awards	(1,751)	(1,604)
Net cash used in financing activities	(2,185)	(1,548)
NET DECREASE IN CASH DURING THE PERIOD	(56,961)	(35,151)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF PERIOD	142,495	219,808
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$85,534	$184,657
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,093	$819
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock warrants reclassified from liability to additional paid-in capital upon exercise	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Transfer of property and equipment from inventory and deferred cost of revenue	$(104)	$(103)
Purchases of property and equipment in accounts payable and accrued liabilities	$11	$161
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
Liquidity and Ability to Continue as a Going Concern
Under Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements - Going Concern, the Company is required to evaluate whether there is substantial doubt regarding its ability to continue as a going concern each reporting period, including interim periods.
In this evaluation, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of the financial statements included in this Quarterly Report on Form 10-Q (the “financial statements”), and considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations during such twelve month period. The Company’s principal sources of liquidity are cash flows from public and private offerings and available borrowings under its term loan agreement, as well as cash receipts from its sales of MRIdian systems. These have historically been sufficient to meet working capital needs, capital expenditures, operating expenses, and debt service obligations.
The Company has a history of significant net losses, including $29.6 million for the three months ended March 31, 2023, and net cash used in operations of $53.6 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had cash and cash equivalents of $81.3 million and restricted cash of $4.2 million. The Company has borrowings under the Credit Agreement with $77.8 million outstanding as of March 31, 2023, which was reclassified to current during the period (see Note 5). As of March 31, 2023, the Company was in compliance with all applicable covenants in agreements governing its debt. However, based on the Company’s projected financial performance for the twelve-month period subsequent to the date of the filing of this Quarterly Report on Form 10-Q, the Company projects that it will not be in compliance with a financial covenant under the Company’s Credit Agreement, as defined in Note 5, Debt, which could result in an event of default. Such a default would allow the Lender under the Credit Agreement to accelerate the maturity of the debt, which carries a balance of $77.8 million as of March 31, 2023, making it due and payable at that time, which the Company does not have availability liquidity to repay. The Company projects it will not have sufficient cash on hand or available liquidity to fund its operations or repay the outstanding debt in the event of default through the twelve months following the date of the issuance of these condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
In response to these conditions, on April 13, 2023, the Company announced it has retained Goldman Sachs and Co. LLC as a financial advisor to undertake an evaluation of strategic alternatives, including a corporate sale, merger, or business combination. Additionally, the Company is undertaking a number of actions in order to improve its financial position and stabilize its working capital, including, but not limited to, cost reduction efforts and cash conversion initiatives. The Company’s operating plans are significantly contingent around estimates on the number of systems to be recognized in a fiscal year along with the anticipated cash collections for those systems. As discussed in the Company’s announcement on April 13, 2023, the continued high inflation environment has resulted in delays on projects and elongated cash collection timing. These factors have significantly impacted the expected cash usage of the Company.
Although the Company has been reviewing a number of potential alternatives to improve its working capital, it cannot conclude it is probable that any such alternative will be achievable under favorable terms, or at all, and therefore the Company may be unable to meet its obligations as they become due within twelve months after the date that the financial statements are issued, or at all, and these conditions and events in the aggregate raise substantial doubt regarding the Company’s ability to continue as a going concern within twelve months after the date that the financial statements are issued. The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty and have been prepared assuming the Company will continue as a going concern.
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
In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 28, 2023, and have not changed significantly since that filing.
NOTE 3.    BALANCE SHEET COMPONENTS
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prototype	$17,641	$17,641
Machinery and equipment	19,068	19,068
Leasehold improvements	15,365	15,365
Furniture and fixtures	1,511	1,511
Software	1,389	1,389
Construction in progress	2,775	2,417
Property and equipment, gross	57,749	57,391
Less: accumulated depreciation and amortization	(38,710)	(37,750)
Property and equipment, net	$19,039	$19,641
Depreciation and amortization expense related to property and equipment was $1.0 million and $1.2 million during the three months ended March 31, 2023 and 2022, respectively.

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll and related benefits	$12,622	$15,542
Accrued accounts payable	4,917	5,606
Payroll withholding tax, sales and other tax payable	1,352	1,660
Accrued legal, accounting and professional fees	202	241
Product upgrade reserve	900	900
Other	766	733
Total accrued liabilities	$20,759	$24,682
Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Deferred revenue:
Product	$8,055	$8,814
Service	17,590	18,057
Distribution rights	699	932
Total deferred revenue	26,344	27,803
Less: current portion of deferred revenue	(23,949)	(24,734)
Noncurrent portion of deferred revenue	$2,395	$3,069
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued interest, noncurrent portion	$363	$96
Asset retirement obligation	1,082	1,057
Other accrued costs	621	629
Total other-long term liabilities	$2,066	$1,782
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
The Company’s financial instruments that are carried at fair value mainly consist of Level 1 assets and Level 3 liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material at March 31, 2023 and December 31, 2022. Level 3 liabilities that are measured on a recurring basis relate to the 2017 and 2016 Placement Warrants, as described in Note 9. Placement warrant liabilities are valued using the Black-Scholes option-pricing model. Generally, increases (decreases) in the fair value of the underlying stock, volatility and estimated term would result in a directionally similar impact to the fair value of the warrants (see Note 9). During the three months ended March 31, 2023, and 2022, no warrants were exercised.
The gains and losses from re-measurement of Level 3 financial liabilities are recorded as part of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2023 and 2022, the Company recorded a gain of $1.9 million and $2.8 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. There were no transfers between Level 1, Level 2 and Level 3 in any periods presented.
The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy (in thousands):

	At March 31, 2023
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$1,718	$1,718
2016 Placement Warrants Liability	—	—	516	516
Total	$—	$—	$2,234	$2,234

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
2017 Placement Warrants Liability	$—	$—	$3,127	$3,127
2016 Placement Warrants Liability	—	—	1,051	1,051
Total	$—	$—	$4,178	$4,178
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities (in thousands):

	Three Months Ended March 31,
	2023	2022
Fair value, beginning of period	$4,178	$6,795
Change in fair value of Level 3 financial liabilities	(1,944)	(2,830)
Fair value of 2016 Placement Warrants at exercise	—	—
Fair value of 2017 Placement Warrants at exercise	—	—
Fair value, end of period	$2,234	$3,965
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

NOTE 5.    DEBT
In December 2018, the Company entered into a term loan agreement with Silicon Valley Bank (“SVB”) (as amended from time to time, the “SVB Term Loan”).
On November 14, 2022, the Company entered into a new five-year loan facility agreement with MidCap Financial (“MidCap”) and SVB (the “Credit Agreement”). The Credit Agreement consists of a term loan of up to $100 million and a revolving credit facility of up to $25 million.
On March 26, 2023, it was announced that First-Citizens Bank & Trust Company (“First-Citizens”) would assume all of SVB's deposits and loans as of March 27, 2023. This includes the Company’s SVB deposits and the Credit Agreement. The Company notes that no material impact to operations has occurred in connection with SVB’s closure and receivership under the Federal Deposit Insurance Corporation (“FDIC”), and is closely monitoring ongoing events involving the financial services industry, including First-Citizens.
On May 2 2023, we received notice from MidCap asserting failure by the Company to comply with certain obligations under the Company’s Credit Agreement. While we believe such assertions are without merit, on May 10, 2023, the Company entered into a Standstill Agreement with MidCap as discussed further below. As a result of this notice, the subjective acceleration clause was triggered and the Company reclassified its debt to current as of March 31, 2023.
Effective May 10, 2023 the Company entered into a Standstill Agreement with MidCap and First-Citizens as successor to SVB, (collectively “Lender”), pursuant to which the Company agreed to: (i) a prepayment of the term loan in the principal amount of $17,500,000 and the revolving credit facility in a principal amount of $3,540,480, respectively; and (ii) certain information rights regarding the status and prospects for completion by the Company of a strategic transaction. Lender agreed to refrain from exercising certain of their rights and remedies against the Company during a standstill period from May 10, 2023 through August 31, 2023, or longer if the Company has received sufficient additional funding following consummation of a strategic transaction, subject to additional covenants concerning: (i) achievement of strategic transaction milestones and (ii) maintenance of a minimum cash balance. The Company paid the $17,500,000 term loan amount and $3,540,480 revolving credit facility amount on May 10, 2023.
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
At close, the Company drew $75 million, of which $60.0 million was used to retire its then existing SVB Term Loan. The Company accounted for the term loan portion of the Credit Agreement as a debt modification. However, given the large disproportion between the amount repaid to SVB under the SVB Term Loan and the amount received from SVB under the new Credit Agreement, the Company wrote off a pro-rata portion of the unamortized deferred fees and costs for a total of $0.5 million.
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
Revolving Credit Facility
The key elements of the revolving line of credit under the Credit Agreement include (i) a revolving line of credit of up to $25 million, comprised of an initial $15 million commitment, with the option to increase the line by an additional $10 million, subject to lender approval and borrowing base availability; (ii) an annual interest rate of the WSJ Prime rate plus 0.5% with a floor of 6.25%; (iii) a maturity date of November 1, 2027. At close, the Company drew $5 million. During the three months ended March 31, 2023, the Company repaid $0.7 million borrowed under of the revolving credit facility.
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
The Credit Agreement includes standard events of default, including, among other things, subject in certain cases to customary grace periods, thresholds and notice requirements, the Company’s failure to fulfill its obligations under the Credit Agreement or the occurrence of a material adverse change in the Company's business, operations, or condition (financial or otherwise). In the event of default by the Company under the Credit Agreement, MidCap and SVB would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Credit Agreement, which could harm the Company's financial condition.
The Company’s scheduled future payments on the term loan under the Credit Agreement at March 31, 2023 are as follows (in thousands):

Year Ended December 31,
The remainder of 2023	$—
2024	—
2025	6,250
2026	37,500
2027	31,250
Total future principal payments	75,000
Less: unamortized debt discount	(1,517)
Carrying value of long-term debt	73,483
Less: current portion	(73,483)
Long-term portion	$—
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
In 2022, the Company entered into an agreement to sublease all 24,600 rentable square feet of one of its Mountain View office spaces to a subtenant to offset its cash outflow. The sublease commenced on May 2, 2022 and will expire on March 31, 2024, unless earlier terminated in accordance with the sublease agreement.
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
Purchase Commitments
The Company has various manufacturing contracts with vendors as part of the normal course of its business. In order to manage future demand for its product, the Company enters into agreements with manufacturers and suppliers to procure inventory based upon backlog and estimated delivery of systems. Some of the parts used for the production of the MRIdian system have lead times of several months to over a year, as such it is necessary to order such inventory in advance to ensure the demands from the market are covered. At March 31, 2023, the Company had $14.4 million of non-cancelable purchase commitments for inventory.

NOTE 7.    REVENUE
The Company derives revenue primarily from the sale of MRIdian systems and related services as well as support and maintenance services on sold systems. Revenue is categorized as product revenue, service revenue and distribution rights revenue.
The following table presents revenue disaggregated by type and geography (in thousands):

	Three Months Ended March 31,
	2023	2022
U.S.
Product	$915	$432
Service	3,720	3,099
Total U.S. revenue	$4,635	$3,531

Outside of U.S. ("OUS")
Product	$14,867	$12,994
Service	2,799	2,232
Distribution rights	233	119
Total OUS revenue	$17,899	$15,345

Total
Product	$15,782	$13,426
Service	6,519	5,331
Distribution rights	233	119
Total revenue	$22,534	$18,876
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
Product Revenue
Product revenue is derived primarily from the sales of MRIdian systems. The MRIdian system contains both software and non-software components that together deliver essential functionality.
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
Distribution Rights Revenue
In December 2014, the Company entered into a distribution agreement with Itochu Corporation pursuant to which it appointed Itochu as its exclusive distributor for the promotion, sale and delivery of its MRIdian products within Japan. In consideration of the exclusive distribution rights granted, the Company received $4.0 million, which was recorded as deferred revenue. Starting in August 2016, the distribution rights revenue is recognized ratably over the remaining term of the distribution agreement, which expires in December 2023. A time-elapsed method is used to measure progress because control is transferred evenly over the remaining contractual period.
Contract Balances
The timing of revenue recognition, billings and cash collections results in short-term and long-term trade receivables, customer deposits, deferred revenues and deferred cost of revenue on the condensed consolidated balance sheets.
Trade receivables are recorded at the original invoiced amount, net of an estimated allowance for credit losses. Trade credit is generally extended on a short-term basis. The Company occasionally provides for long-term trade credit for its maintenance services so that the period between when the services are rendered to its customers and when the customers pay for that service is within one year. Thus, the Company’s trade receivables do not bear interest or contain a significant financing component. Long-term trade receivables of $8.9 million and $9.0 million were reported within other assets in the condensed consolidated balance sheets at March 31, 2023 and at December 31, 2022, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate and are expected to be collected two to three years from the date of invoice as the underlying maintenance services are rendered. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. This contract asset is recorded as an unbilled receivable and reported as part of accounts receivable on the consolidated balance sheets.
Trade receivables are periodically evaluated for collectability based on past credit history of the respective customers and their current financial condition. Changes in the estimated collectability of trade receivables are included in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the estimated allowance for credit losses. The Company generally does not require collateral for trade receivables. There were $0.7 million and $0.3 million of estimated allowances for credit losses recorded at March 31, 2023 or December 31, 2022.
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
During the three months ended March 31, 2023 and 2022, the Company recognized $6.5 million and $4.5 million of revenue that was included in the deferred revenue balance at the beginning of the reporting period, respectively.
Variable Consideration
The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company estimates the transaction price at contract inception, including any variable consideration, and updates the estimate each reporting period for any changes. There were no amounts recognized during the three months ended March 31, 2023 from performance obligations satisfied in the prior period.

NOTE 8.    WARRANTS
Equity Classified Common Stock Warrants
In connection with a March 2018 direct registered offering (the “March 2018 Direct Registered Offering”), the Company issued (i) 4,090,000 shares of its common stock; (ii) 3,000,581 shares of its Series A convertible preferred stock and (iii) warrants to purchase 1,418,116 shares of common stock at an exercise price of $8.31 per share (the “2018 Offering Warrants”). The 2018 Offering Warrants became exercisable upon issuance and expire in March 2025. None of the 2018 Offering Warrants have been exercised to date and they all remained outstanding at March 31, 2023.
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
The key terms of the 2017 and 2016 Placement Warrants are as follows:

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the three months ended March 31, 2023	Warrants Outstanding at March 31, 2023
2017 Placement Warrants	January 2017	7 years	$3.17	—	1,500,022
2016 Placement Warrants	August and September 2016	7 years	$2.95	—	536,711
Total				—	2,036,733
During the three months ended March 31, 2023 and 2022, the Company recorded a gain of $1.9 million and $2.8 million, respectively, related to the change in fair value of the 2017 and 2016 Placement Warrants. The fair value of the 2017 and

2016 Placement Warrants at March 31, 2023 and December 31, 2022, respectively, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	2017 Placement Warrants		2016 Placement Warrants
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Expected term (in years)	0.8	1.0	0.4	0.6
Expected volatility	81.7%	82.9%	81.6%	82.7%
Risk-free interest rate	4.7%	4.7%	4.9%	4.8%
Expected dividend yield	—%	—%	—%	—%
NOTE 9.    STOCK-BASED COMPENSATION
As of March 31, 2023, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2015 Equity Incentive Award Plan (as amended and restated, the “2015 Plan”), and the 2015 Employee Stock Purchase Plan (as amended and restated, the “ESPP”), respectively. All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.
In 2022, the Company's board of directors determined the 2018 Inducement Program (“2018 Plan”) was no longer required under ViewRay’s compensation program and terminated it. No further awards will be granted under this plan and no such awards have been granted since August 16, 2021. As a result, all 1,501,304 shares previously available for issuance under the 2018 Plan have been restored to the Company’s general authorized but unissued share reserve, and are no longer set aside for grants under the 2018 Plan.
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
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss is classified as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$162	$176
Research and development	450	724
Selling and marketing	466	693
General and administrative	2,259	3,439
Total stock-based compensation expense	$3,337	$5,032
The Company’s stock-based compensation expense is based on the value of the portion of share-based payment awards that are ultimately expected to vest, assuming estimated forfeitures at the time of grant. Stock-based compensation relating to stock-based awards granted to consultants was insignificant for the three months ended March 31, 2023 and 2022.
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
The table below summarizes the Company’s activity and related information for its ISUs:

	RSUs and DSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	5,020,029	$4.16	3,550,855	$4.33
Granted	2,200,988	$4.39	1,372,107	$4.34
Performance based adjustment (1)	—	$—	(1,150,777)	$4.49
Vested	(1,994,691)	$3.91	—	$—
Cancelled or forfeited	(96,515)	$3.31	(53,029)	$4.34
Unvested at March 31, 2023	5,129,811	$4.43	3,719,156	$4.21
Vested and unreleased	274,943		—
Outstanding at March 31, 2023	5,404,754		3,719,156
(1) Represents an adjustment to the PSU accrual as of March 31, 2023 based on the expected level of achievement of previously granted awards.
The total grant date fair value of ISUs awarded was $15.6 million and $12.9 million for the three months ended March 31, 2023 and 2022, respectively. The total fair value of ISUs vested was $8.6 million and $6.9 million during the three months ended March 31, 2023 and 2022, respectively.
At March 31, 2023, total unrecognized stock-based compensation cost related to ISUs, net of estimated forfeitures, was $23.2 million, which is expected to be recognized over a weighted-average period of 2.0 years. As of March 31, 2023, 7.5 million shares of ISUs are expected to vest.
Stock Options
Stock options awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and with a four-year vesting schedule. Stock option awards generally expire 10 years from the date of grant.
A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2022	6,748,580	$6.97	5.0	$3,307
Options granted	—	—
Options exercised	(224,741)	$1.28
Options cancelled or forfeited	(250,732)	$7.20
Options outstanding at March 31, 2023	6,273,107	$7.16	4.6	$1,530
Options exercisable at March 31, 2023	6,100,929	$7.30	4.7	$1,267
Options vested and expected to vest at March 31, 2023	6,260,370	$7.17	4.6	$1,510

There were no options granted to employees for the three months ended March 31, 2023 and 2022.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was nominal for the three months ended March 31, 2023 and 2022.
At March 31, 2023, total unrecognized stock-based compensation cost related to stock options granted to employees, net of estimated forfeitures, was $0.2 million, which is expected to be recognized over a weighted-average period of 1.0 year.
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
During 2023, the first offering period provided to eligible employees is January 1, 2023 through June 30, 2023. The purchase price of common stock purchased under the ESPP is currently equal to 85% of the lesser of the fair market value of a share of common stock on: (1) the first trading day of an offering period and (2) the last trading of each offering period. At March 31, 2023, 3.5 million shares were reserved for issuance under the ESPP. No more than 3.5 million shares of common stock may be issued under the ESPP. As of March 31, 2023, 0.6 million shares have been issued under the ESPP and 2.9 million shares remained available for future issuance under the ESPP. Purchase rights granted under the ESPP are valued using the Black-Scholes pricing model.
NOTE 10.    INCOME TAX
Due to the current operating losses, the Company recorded zero income tax expense during the three months ended March 31, 2023 and 2022, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.
Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”), carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of March 31, 2023. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.
The Company had unrecognized tax benefits of $4.0 million and $3.9 million at March 31, 2023 and December 31, 2022, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.
Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. At March 31, 2023 and December 31, 2022, there were no accrued interest and penalties related to uncertain tax positions.

NOTE 11.     NET LOSS PER SHARE
Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the periods ended March 31, 2023 and 2022 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share. The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	For the three months ended March 31,
	2023	2022
Stock options outstanding	6,273,107	7,003,489
Warrants to purchase common stock - liability classified	2,036,733	2,036,733
Warrants to purchase common stock - equity classified	1,418,116	1,418,116
Unvested incentive stock units	8,848,967	7,995,614
Total	18,576,923	18,453,952
NOTE 12.    RELATED PARTY TRANSACTIONS
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
License Agreement with University of Florida Research Foundation, Inc.
In December 2004, the Company entered into a licensing agreement with the University of Florida Research Foundation (“UFRF”) whereby UFRF granted the Company a worldwide exclusive license to certain of UFRF’s patents in exchange for 33,652 shares of common stock and a 1% royalty, with a minimum $0.1 million royalty payment per quarter, from sales of products developed and sold by the Company utilizing the licensed patents. Minimum royalty payments in any calendar year are credited against earned royalties for such calendar year. Royalty expenses based on 1% of net sales were $0.1 million and nominal during the three months ended March 31, 2023 and 2022, respectively, and were recorded as product cost of revenue.
Distribution Agreement with Chindex Shanghai International Trading Company Limited
In November 2019, the Company entered into a distribution agreement with Chindex Shanghai International Trading Company Limited (“Chindex”) which became effective in February 2020. Chindex is a subsidiary of Fosun International Limited (“Fosun”).
Under the distribution agreement, Chindex will act as the Company’s distributor and regulatory agent for the sale and delivery of its MRIdian products within the People’s Republic of China, excluding Hong Kong, Macau and Taiwan. The distribution agreement has an initial term of five years with an option to renew for an additional five years. Under the distribution agreement, the Company will supply its products and services to Chindex based on an agreed upon price between the Company and Chindex. In accordance with the agreement, Chindex agreed to pay ViewRay an upfront fee, portions of which may be refundable under certain conditions, of $3.5 million, payable in three installments: (i) the first installment of $1.5 million due approximately 60 days after the effectiveness of the distribution agreement; (ii) the second installment of $1.0 million due on the first anniversary from the effective date of the agreement; and (iii) the third installment of $1.0 million due on the second anniversary from the effective date of the agreement. The Company has received all three installments as of March 31, 2023.

NOTE 13.    SUBSEQUENT EVENTS
On May 10, 2023, the Company announced a cost reduction program with expected annual savings of $19.0 million to $23.0 million, of which approximately 65% of the savings will be realized in fiscal year 2023. The program includes a reduction in discretionary spending and a workforce reduction of approximately 11%. The Company expects to incur restructuring charges of approximately $1.8 million associated with the workforce reduction.
Additionally, effective May 10, 2023, the Company entered into a Standstill Agreement in connection with the Company’s Credit Agreement as further described in Note 5, Debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report filed with the SEC on February 28, 2023 and as amended with the filing of the Form 10-K/A on April 28, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Quarterly Report and the Annual Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.
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
MRIdian is the first radiation therapy solution that enables simultaneous radiation treatment delivery and real-time MRI imaging of a patient’s internal anatomy. It generates high-quality images that differentiate between the targeted tumor, surrounding soft tissue and nearby critical organs. MRIdian also records the level of radiation dose that the treatment area has received, enabling physicians to adapt the prescription between treatments, as needed. We believe this improved visualization and accurate dose recording will enable better treatment, improve patient outcomes and reduce side effects. Key benefits to users and patients include: improved imaging and patient alignment; the ability to adapt the patient’s radiation treatments to changes while the patient is still on the treatment table, or “on-table adaptive treatment planning”; MRI-based tissue tracking and automated beam gating; and an accurate recording of the delivered radiation dose. Physicians have already used MRIdian to treat a broad spectrum of radiation therapy patients with more than 65 different types of cancer, as well as patients for whom radiation therapy was previously not an option. Our customers have surpassed a significant milestone by treating over 31,000 patients on MRIdian systems to date.
At March 31, 2023, a total of 59 MRIdian systems, of which 58 are MRIdian Linac systems and one is a MRIdian with a Cobalt-60 systems, are in operation worldwide (28 in the United States and 31 outside the United States). In addition, 16 MRIdian Linacs have been delivered to customers that are in varying stages of deployment.
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
We generated total revenue of $22.5 million and $18.9 million and had net losses of $28.9 million and $25.8 million, during the three months ended March 31, 2023 and 2022, respectively. We used net cash in operations of $53.6 million for the three months ended March 31, 2023. As of March 31, 2023, we had cash and cash equivalents of $81.3 million and restricted cash of $4.2 million. We have borrowings under the Credit Agreement with $77.8 million outstanding as of March 31, 2023, which were reclassified to current during the period (see Note 5). As of March 31, 2023, we were in compliance with all applicable covenants in agreements governing our debt. However, based on our projected financial performance for the twelve-month period subsequent to the date of the filing of this Quarterly Report on Form 10-Q, we project that we will not be in compliance with a financial covenant under the Company’s Credit Agreement, as defined in Note 5, Debt, which could result in an event of default. Such a default would allow the lender under the Credit Agreement to accelerate the maturity of the debt, which carries a balance of $77.8 million as of March 31, 2023, making it due and payable at that time, which we do not have availability liquidity to repay. In addition, in April 2023, we received notice from MidCap asserting failure by the Company to comply with certain obligations under the Company’s Credit Agreement. While we believe such assertions are without merit, on May 10, 2023, the Company entered into a Standstill Agreement with MidCap and the lenders under the Company’s Credit Agreement. See Note 5, Debt, for additional information regarding the Standstill Agreement. We project there will not be sufficient cash on hand or available liquidity to fund our operations or repay the outstanding debt in the event of default through the twelve months following the date of the issuance of these condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
In response to these conditions, on April 13, 2023, we announced we have retained Goldman Sachs and Co. LLC as a financial advisor to undertake an evaluation of strategic alternatives, including a corporate sale, merger, or business combination. Additionally, we are undertaking a number of actions in order to improve our financial position and stabilize our working capital, including, but not limited to, cost reduction efforts and cash conversion initiatives. Our operating plans are significantly contingent around estimates on the number of systems to be recognized in a fiscal year along with the anticipated cash collections for those systems. As discussed in our announcement on April 13, 2023, the continued high inflation environment has resulted in delays on projects and elongated cash collection timing. These factors have significantly impacted our expected cash usage.

Effective May 10, 2023 the Company entered into a Standstill Agreement with MidCap and First-Citizens, as successor to SVB, (collectively “Lender”), pursuant to which the Company agreed to: (i) a prepayment of the term loan in the principal amount of $17,500,000 and the revolving credit facility in a principal amount of $3,540,480, respectively; and (ii) certain information rights regarding the status and prospects for completion by the Company of a strategic transaction. Lender agreed to refrain from exercising certain of their rights and remedies against the Company during a standstill period from May 10, 2023 through August 31, 2023, or longer if the Company has received sufficient additional funding following consummation of a strategic transaction, subject to additional covenants concerning: (i) achievement of strategic transaction milestones and (ii) maintenance of a minimum cash balance. The Company paid the $17,500,000 term loan amount and $3,540,480 revolving credit facility amount on May 10, 2023.
Although we have been reviewing a number of potential alternatives to improve our working capital, we cannot conclude it is probable that any such alternative will be achievable under favorable conditions, or at all, and therefore, we may be unable to meet our obligations as they become due within twelve months after the date that the financial statements are issued, or at all, and these conditions and events in the aggregate raise substantial doubt regarding our ability to continue as a going concern within a twelve months after the date that the financial statements are issued.
We expect to continue to incur significant expenses and operating losses for the foreseeable future, as we:
•navigate our business activities through the impacts of the COVID-19 pandemic;
•continue our research and development efforts;
•seek regulatory approval for MRIdian in certain foreign countries; and
•operate as a public company.
The adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in Part II, Item 1A of this Report.
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
During the three months ended March 31, 2023, we received 13 new orders for MRIdian systems, totaling $68.3 million. At March 31, 2023, we had total backlog of $411.0 million.
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

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue:
Product	$15,782	$13,426
Service	6,519	5,331
Distribution rights	233	119
Total revenue	22,534	18,876
Cost of revenue:
Product	16,939	13,766
Service	7,025	5,016
Total cost of revenue	23,964	18,782
Gross profit (loss)	(1,430)	94
Operating expenses:
Research and development	8,628	7,870
Selling and marketing	7,991	6,884
General and administrative	11,582	12,814
Total operating expenses	28,201	27,568
Loss from operations	(29,631)	(27,474)
Interest income	1,341	5
Interest expense	(2,626)	(1,064)
Other (expense) income, net	2,057	2,759
Loss before provision for income taxes	$(28,859)	$(25,774)
Provision for income taxes	—	—
Net loss	$(28,859)	$(25,774)
Comparison of the three months ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Product	$15,782	$13,426	$2,356
Service	6,519	5,331	1,188
Distribution rights	233	119	114
Total revenue	$22,534	$18,876	$3,658
Total revenue during the three months ended March 31, 2023 increased by $3.7 million compared to the same period in 2022. The increase was mainly due to a $2.4 million increase in product revenue and a $1.2 million increase in service revenue during the three months ended March 31, 2023 compared to the same period in 2022.
Product Revenue. Product revenue increased by $2.4 million for the three months ended March 31, 2023 compared to the same period in 2022. The Company recognized revenue for three MRIdian Linac systems in each of the three months ended March 31, 2023 and 2022.
Service Revenue. Service revenue increased by $1.2 million during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to the increase in installed base.

Cost of Revenue

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Product	$16,939	$13,766	$3,173
Service	7,025	5,016	2,009
Total cost of revenue	$23,964	$18,782	$5,182
Product Cost of Revenue. Product cost of revenue increased by $3.2 million during the three months ended March 31, 2023 compared to the same period in 2022, primarily attributable to higher costs associated with the systems during the three months ended March 31, 2023.
Service Cost of Revenue. Service cost of revenue increased by $2.0 million during the three months ended March 31, 2023 compared to the same period in 2022, primarily due to the increase in installed base.
Operating Expenses

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Research and development	$8,628	$7,870	$758
Selling and marketing	7,991	6,884	1,107
General and administrative	11,582	12,814	(1,232)
Total operating expenses	$28,201	$27,568	$633
Research and Development. Research and development expenses during the three months ended March 31, 2023 increased by $0.8 million compared to the same period in 2022. The increase was primarily attributable to increased personnel and consulting expenses.
Selling and Marketing. Selling and marketing expenses during the three months ended March 31, 2023 increased by $1.1 million compared to the same period in 2022. The increase was primarily attributable to an increase in personnel expenses, as well as travel and marketing related expenses for additional in person events during the three months ended March 31, 2023.
General and Administrative. General and administrative expenses during the three months ended March 31, 2023 decreased by $1.2 million when compared to the same period in 2022. During the three months ended March 31, 2023, there was a $0.9 million decrease in legal expenses and a $0.2 million decrease in other consulting expenses.
Interest Income

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Interest income	$1,341	$5	$1,336
Interest income increased by $1.3 million during the three months ended March 31, 2023 compared to the same period in 2022 due to an overall increase in interest rates during 2023.
Interest Expense

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Interest expense	$(2,626)	$(1,064)	$(1,562)

Interest expense increased by $1.6 million during the three months ended March 31, 2023 compared to the same period in 2022. The increase in interest expense is due to an increase in interest rates combined with higher principal amounts following the debt amendment that occurred in June 2022 and the entry into the Credit Agreement in November 2022.
Other (Expense) Income, Net

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Other (expense) income, net	$2,057	$2,759	$(702)
Other (expense) income, net during the three months ended March 31, 2023 consisted primarily of a $1.9 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants as a result of the decrease in the Company’s stock price. Other (expense) income, net during the three months ended March 31, 2022 consisted primarily of a $2.8 million decrease in the fair value of warrant liabilities related to the 2017 and 2016 Placement Warrants.
Non-GAAP Adjusted EBITDA

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Adjusted EBITDA	$(25,220)	$(21,269)	$(3,951)
Non-GAAP adjusted EBITDA for the three months ended March 31, 2023 was a loss of $25.2 million compared to a loss of $21.3 million for the same period in 2022. We define adjusted EBITDA as EBITDA (defined as net income before net interest expense, depreciation, and amortization), adjusted for impairment of assets, non-cash equity-based compensation, non-cash changes in warrant liability valuations, and non-recurring costs. The change in adjusted EBTIDA was primarily attributable to the increase in net loss and the decrease in stock compensation expense, offset by a change in the fair value of warrants. Refer “Non-GAAP Financial Measure” below for the reconciliation of GAAP net loss to Non-GAAP adjusted EBITDA.
Non-GAAP Financial Measure
We regularly review a number of metrics to evaluate our business, measure our progress, and make strategic decisions. Management uses a non-GAAP measure of adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“adjusted EBITDA”) to assess performance. We believe this measure assists our investors in gaining a meaningful understanding of our performance. Because not all companies use identical calculations, our presentation of this measure may not be comparable to other similarly titled measures of other companies. We define adjusted EBITDA as EBITDA (defined as net income before net interest expense, depreciation, and amortization), adjusted for impairment of assets, non-cash equity-based compensation, non-cash changes in warrant liability valuations, and non-recurring costs.
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

The following table provides a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
GAAP net loss	$(28,859)	$(25,774)
Depreciation and amortization	961	1,244
Stock-based compensation	3,337	5,032
Interest expense	2,626	1,064
Interest income	(1,341)	(5)
Loss (gain) on fair value of warrants (a)	(1,944)	(2,830)
Adjusted EBITDA	(25,220)	(21,269)
_________________
(a) consists of non-cash gain/losses related to our 2017 and 2016 Placement Warrants.
Liquidity and Capital Resources
Since our inception in 2004, we have incurred significant net losses and negative cash flows from operations. During the three months ended March 31, 2023 and 2022, we had net losses of $28.9 million and $25.8 million, respectively. At March 31, 2023, we had an accumulated deficit of $873.3 million.
At March 31, 2023, we had cash and cash equivalents of $81.3 million. To date, we have financed our operations principally through offerings of our capital stock, issuances of warrants, issuances of convertible promissory notes, use of term loans and receipts of customer deposits for new orders and payments from customers for systems installed and delivered. We may, from time to time, seek to raise capital through a variety of sources, including the public equity market, private equity financing, and public or private debt.
The adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in Part II, Item 1A of this report.
On April 13, 2023, we announced we have retained Goldman Sachs and Co. LLC as a financial advisor to undertake an evaluation of strategic alternatives, including a corporate sale, merger, or business combination. Additionally, we are undertaking a number of actions in order to improve our financial position and stabilize our working capital including, but not limited to, cost reduction efforts and cash conversion initiatives. Our operating plans are significantly contingent around estimates on the number of systems to be recognized in a fiscal year along with the anticipated cash collections for those systems. As discussed in our announcement on April 13, 2023, the continued high inflation environment has resulted in delays on projects and elongated cash collection timing. These factors have significantly impacted our expected cash usage.
In addition, in April 2023, we received notice from MidCap asserting failure by the Company to comply with certain obligations under the Company’s Credit Agreement. While we believe such assertions are without merit, on May 10, 2023, the Company entered into a Standstill Agreement with MidCap and the lenders under the Company’s Credit Agreement. See Note 5, Debt, for additional information regarding the Standstill Agreement. Effective May 10, 2023 the Company entered into a Standstill Agreement with MidCap and First-Citizens, as successor to SVB, (collectively “Lender”), pursuant to which the Company agreed to: (i) a prepayment of the term loan in the principal amount of $17,500,000 and the revolving credit facility in a principal amount of $3,540,480, respectively; and (ii) certain information rights regarding the status and prospects for completion by the Company of a strategic transaction. Lender agreed to refrain from exercising certain of their rights and remedies against the Company during a standstill period from May 10, 2023 through August 31, 2023, or longer if the Company has received sufficient additional funding following consummation of a strategic transaction, subject to additional covenants concerning: (i) achievement of strategic transaction milestones and (ii) maintenance of a minimum cash balance. The Company paid the $17,500,000 term loan amount and $3,540,480 revolving credit facility amount on May 10, 2023.
Although we have been reviewing a number of potential alternatives to improve our working capital, we cannot conclude it is probable that any such alternative will be achievable under favorable terms, or at all, and therefore, we may be unable to meet our obligations as they become due within twelve months after the date that our financial statements as of and for the period ended March 31, 2023 are issued, or at all, and these conditions and events in the aggregate raise substantial doubt regarding our ability to continue as a going concern within twelve months after the date that such financial statements are issued. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty and have been prepared assuming we will continue as a going concern.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(53,599)	$(32,385)
Cash used in investing activities	(1,177)	(1,218)
Cash used in financing activities	(2,185)	(1,548)
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
Net cash used in operating activities for the three months ended March 31, 2023 was $53.6 million, as compared to $32.4 million for the same period in 2022. The increase in net cash flows used in operating activities as compared to the same period in 2022 is primarily driven by changes in working capital.
Investing Activities
Cash used in investing activities for the each of the three months ended March 31, 2023 and 2022 of $1.2 million, resulted from capital expenditures to purchase property and equipment.
Financing Activities
During the three months ended March 31, 2023, financing activities used $2.2 million in cash, as compared to net cash used of $1.5 million for the same period in 2022. The increase in net cash flows used from financing activities as compared to the same period in 2022 is primarily a result of the funds used to repay the borrowings under the revolving credit facility.
Off-Balance Sheet Arrangements and Contractual Obligations
We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022. Additionally, there were no material changes to our contractual obligations described in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.
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
There have been no significant changes to our accounting policies during the three months ended March 31, 2023, as compared to the critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 28, 2023. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such required information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
The risk factors set forth below supplement the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022. If any of the risks discussed below or in our Annual Report on Form 10-K are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected.
The Company’s ability to operate as a going concern is in doubt.
Management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern each reporting period. We have a history of significant net losses, including $28.9 million for the three months ended March 31, 2023, and net cash used in operations of $53.6 million for the three months ended March 31, 2023. Our current operating plan indicates we will continue to incur net losses and generate negative cash flows from operating activities.
On April 13, 2023, we announced we have retained Goldman Sachs and Co. LLC as a financial advisor to undertake an evaluation of strategic alternatives, including a corporate sale, merger, or business combination. Effective May 10, 2023 the Company entered into a Standstill Agreement with the Lender, pursuant to which the Company agreed to: (i) a prepayment of the term loan in the principal amount of $17,500,000 and the revolving credit facility in a principal amount of $3,540,480, respectively; and (ii) certain information rights regarding the status and prospects for completion by the Company of a strategic transaction. Lender agreed to refrain from exercising certain of their rights and remedies against the Company during a standstill period from May 10, 2023 through August 31, 2023, or longer if the Company has received sufficient additional funding following consummation of a strategic transaction, subject to additional covenants concerning: (i) achievement of strategic transaction milestones and (ii) maintenance of a minimum cash balance. The Company paid the $17,500,000 term loan amount and $3,540,480 revolving credit facility amount on May 10, 2023. Additionally, we are already undertaking a number of actions in order to improve our financial position and stabilize our working capital, including, but not limited to, cost reduction efforts and cash conversion initiatives; however, no assurance can be provided as to the effectiveness of those initiatives. If we are unable to obtain additional capital or engage in a strategic alternative, we will assess our capital resources and may be required to delay, pivot, reduce the scope of, or eliminate some or all of our operations, or downsize our organization, any of which may have a material adverse effect on our business, financial condition, results of operations, and ability to operate as a going concern.
Although we have been reviewing a number of potential alternatives to improve our working capital, such alternatives may not be achievable under favorable conditions, or at all, and therefore we may be unable to meet our obligations as they become due within twelve months after the date that our financial statements as of and for the period ended March 31, 2023 are issued, or at all, and these conditions and events in the aggregate raise substantial doubt regarding our ability to continue as a going concern within twelve months after the date that such financial statements are issued. The Company’s condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty and have been prepared assuming we will continue as a going concern.
Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.
Substantially all of our cash and cash equivalents were held in accounts with SVB at the time it was closed by state regulators, and the FDIC was appointed receiver for SVB, on March 10, 2023. The FDIC created a successor bridge bank for SVB and all deposits of SVB were transferred to the bridge bank under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. Beginning Monday, March 13, 2023, we moved the majority of our cash, cash equivalents, and short-term investments held at SVB to other financial institutions. At present, we hold less than 5% of our cash, cash equivalents, and short-term investments with SVB and intend to hold a de minimus amount with SVB going forward, pending the resolution of SVB’s closure and receivership under the FDIC. If financial institutions in which we hold funds for working capital and operating expenses were to fail or become subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of our uninsured funds or be subject to a delay in accessing all or a portion of our uninsured funds, and we cannot provide any assurances that governmental agencies would take action to protect our uninsured deposits in a similar manner. Any loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations.
In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, and/or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have a material adverse effect on our liquidity and our current and/or projected business operations and financial condition and results of operations.
Further, we are party to a Credit Agreement with First-Citizens and MidCap. If we are unable to access the remaining incremental funds under our revolving credit facility, it could also adversely impact our operating liquidity and financial performance. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Chief Financial Officer Transition
On May 10, 2023, as part of the Company’s cost reduction program, William P. “Bill” Burke stepped down as the Company’s Chief Financial Officer effective as of May 12, 2023. Jake Signoriello, who has served as the Company’s Vice President of Finance and Investor Relations, was appointed Interim Chief Financial Officer of the Company.
There are no arrangements or understandings between Mr. Signoriello and any other persons pursuant to which he was appointed as an officer, and Mr. Signoriello has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. Mr. Signoriello does not have a family relationship with any member of the board of directors or any executive officer of the Company.
Mr. Burke’s departure from the Company is not the result of any issue, concern or disagreement regarding the Company’s accounting, financial reporting or internal control over financial reporting.
In connection with Mr. Burke’s resignation, on May 10, 2023, the Company entered into a general release of claims with Mr. Burke (the “Release”). Under the Release, Mr. Burke will receive, among other benefits, cash payments equal to $400,000 and reimbursement for the cost of the monthly COBRA premium for continuing health insurance coverage as elected by Mr. Burke until the earliest of: (i) 12 months and (iii) the date on which Mr. Burke secures other employment. Mr. Burke agreed to forego the right to receive: (i) payment of his signing bonus in the amount of $200,000; and (ii) a prorated annual incentive plan bonus for fiscal year 2023.
Standstill Agreement
Effective May 10, 2023 the Company entered into a Standstill Agreement with MidCap and First-Citizens, as successor to SVB, (collectively “Lender”), pursuant to which the Company agreed to: (i) a prepayment of the term loan in the principal amount of $17,500,000 and the revolving credit facility in a principal amount of $3,540,480, respectively; and (ii) certain information rights regarding the status and prospects for completion by the Company of a strategic transaction. Lender agreed to refrain from exercising certain of their rights and remedies against the Company during a standstill period from May 10, 2023 through August 31, 2023, or longer if the Company has received sufficient additional funding following consummation of a strategic transaction, subject to additional covenants concerning: (i) achievement of strategic transaction milestones and (ii) maintenance of a minimum cash balance. The Company paid the $17,500,000 term loan amount and $3,540,480 revolving credit facility amount on May 10, 2023.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description	Form	Exhibit	Date Filed

2.1	Agreement and Plan of Merger and Reorganization, dated as of July 23, 2015, by and among ViewRay Inc., Acquisition Sub and ViewRay Technologies, Inc.	S-1/A	2.1	12/16/2015

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.1	12/16/2015

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ViewRay, Inc., dated June 11, 2021.	8-K	3.1	06/11/2021

3.3	Second Amended and Restated Bylaws of ViewRay, Inc.	8-K	3.2	06/11/2021

3.4	Form of Confidential Severance Agreement				X

10.1	Cooperation Agreement dated January 20, 2023, by and between ViewRay, Inc. and Hudson Executive Capital LP, on behalf of itself and certain of its affiliates.	8-K	10.1	1/20/2023

10.2	Second Amendment to Employment Agreement, dated February 27, 2023 by and between ViewRay, Inc. and Scott Drake	10-K	10.29	2/28/2023

10.3	General Release of Claims, dated January 6, 2023, by and between ViewRay, Inc. and Zachary Stassen	10-K	10.31	2/28/2023

10.4	Offer Letter to William Burke dated January 6, 2023	10-K	10.32	2/28/2023

10.5	General Release of Claims, dated May 10, 2023, by and between ViewRay, Inc. and William P. Burke				X

10.6+	Standstill Agreement dated as of May 10, 2023, by and among ViewRay, Inc., ViewRay Technologies, Inc., and MidCap Financial Trust.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
+ Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWRAY, INC.

Dated: May 11, 2023	By:	/s/ Scott Drake
	Name:	Scott Drake
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2023	By:	/s/ William P. Burke
	Name:	William P. Burke
	Title:	Chief Financial Officer
(Principal Financial Officer)